Form 10-Q
period 1998-09-30
NBC ACQUISITION CORP
filed 1998-11-13
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                        Commission file number: 333-48225


                              NBC ACQUISITION CORP.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                  47-0793347
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)



4700 South 19th  Street
Lincoln,  Nebraska                                               68501-0529
(Address  of  principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (402) 421-7300



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [ X] No [ ]

Total number of shares of Class A common stock outstanding as of November 11, 1998: 953,027 shares

                            Total Number of Pages: 13

                             Exhibit Index: Page 13

                                 PART I. FINANCIAL INFORMATION
------------------------------------------------------------------------------------------------------------------------------------
     NBC ACQUISITION CORP.
     CONSOLIDATED BALANCE SHEETS
     (UNAUDITED)
                                                                       September 30,       March 31,       September 30,
                                                                           1998              1998              1997
     ASSETS                                                             ------------      -----------       --------------
     CURRENT ASSETS:
        Cash and cash equivalents                                        $ 13,810,986       $ 5,806,890      $ 17,504,788
        Receivables                                                        34,299,451        21,383,146        25,322,079
        Inventories                                                        48,989,391        48,810,714        43,086,351
        Recoverable income tax                                                      -         4,374,048                 -
        Deferred income tax benefit                                         1,183,529         1,183,529         1,156,540
        Prepaid expenses and other assets                                     117,568           189,950            85,970
                                                                          -----------        ----------        ----------
                Total current assets                                       98,400,925        81,748,277        87,155,728

     PROPERTY AND EQUIPMENT                                                30,427,825        28,716,839        27,108,262
        Less accumulated depreciation                                      (6,914,186)       (5,984,932)       (4,596,827)
                                                                          -----------        ----------        ----------
                                                                           23,513,639        22,731,907        22,511,435

     GOODWILL AND OTHER INTANGIBLES, net of amortization                   40,849,831        44,866,800        31,610,509

     OTHER ASSETS                                                           2,773,148         2,798,270         1,491,430
                                                                          -----------        ----------        ----------
                                                                        $ 165,537,543     $ 152,145,254     $ 142,769,102
                                                                          ===========       ===========       ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
        Accounts payable                                                 $ 25,425,404      $ 14,418,843      $ 18,648,416
        Accrued employee compensation and benefits                          3,009,538         3,797,242         2,777,296
        Accrued interest                                                    1,788,867         1,788,547         1,396,020
        Accrued expenses                                                      624,957           498,740           494,872
        Income tax payable                                                    550,705                 -         1,151,508
        Deferred revenue                                                    1,885,360           463,917                 -
        Current maturities of long-term debt                                1,984,782         1,327,696           264,405
        Revolving credit facility                                                   -         5,400,000                 -
                                                                          -----------        ----------        ----------
                Total current liabilities                                  35,269,613        27,694,985        24,732,517

     LONG-TERM DEBT, net of current maturities                            216,392,461       214,869,495        79,327,628

     OTHER LONG-TERM LIABILITIES                                              170,802           150,604           749,609

     STOCKHOLDERS' EQUITY (DEFICIT):
        Class A common stock, voting, authorized 5,000,000
          shares at September 30, 1998 and March 31, 1998 and
          4,500,000 shares at September 30, 1997 of $.01 par value;
          issued and outstanding 953,027, 953,027 and
          2,755,776 shares, respectively                                        9,530             9,530            27,558
        Class B common stock, non-voting, none authorized
          at September 30, 1998 and March 31, 1998, and 500,000
          shares authorized at September 30, 1997 at $.01 par value;
          issued and outstanding 48,148 shares at September 30, 1997               -                 -               481
        Additional paid-in capital                                         49,025,135        49,025,135        31,119,111
        Notes receivable from stockholders                                   (177,080)         (211,800)         (236,110)
        Retained earnings  (deficit)                                     (135,152,918)     (139,392,695)        7,048,308
                                                                          -----------        ----------        ----------
                Total stockholders' equity (deficit)                      (86,295,333)      (90,569,830)       37,959,348
                                                                          -----------        ----------        ----------
                                                                        $ 165,537,543     $ 152,145,254     $ 142,769,102
                                                                          ===========       ===========       ===========
 See notes to consolidated financial statements.

     NBC ACQUISITION CORP.
     CONSOLIDATED STATEMENTS OF OPERATIONS
     (UNAUDITED)
                                               Three Months Ended September 30,  Six Months Ended September 30,
                                                   1998               1997            1998             1997
                                                ----------       ----------      -----------      -----------
     REVENUES, net of returns                 $ 96,852,839     $ 83,134,255    $ 127,131,017    $ 110,661,846

     COSTS OF SALES                             61,061,954       53,342,157       78,623,723       69,648,343
                                                ----------       ----------       ----------       ----------
                 Gross profit                   35,790,885       29,792,098       48,507,294       41,013,503

     OPERATING EXPENSES:
         Selling, general and administrative    13,321,242       11,498,114       25,132,617       22,123,427
         Depreciation                              530,167          579,876        1,059,451        1,128,052
         Amortization                            1,600,371        1,184,089        3,367,422        2,293,281
         Stock compensation costs                        -          236,470                -          236,470
                                                ----------       ----------       ----------       ----------
                                                15,451,780       13,498,549       29,559,490       25,781,230
                                                ----------       ----------       ----------       ----------

     INCOME FROM OPERATIONS                     20,339,105       16,293,549       18,947,804       15,232,273

     OTHER EXPENSES (INCOME):
         Interest expense                        5,872,634        2,743,522       11,763,761        5,470,087
         Interest income                           (77,981)         (66,608)         (96,880)        (100,563)
         Other income                             (109,366)        (143,149)        (187,419)        (255,189)
                                                ----------       ----------       ----------       ----------
                                                 5,685,287        2,533,765       11,479,462        5,114,335
                                                ----------       ----------       ----------       ----------
     INCOME BEFORE INCOME TAXES                 14,653,818       13,759,784        7,468,342       10,117,938

     INCOME TAX EXPENSE                          5,681,086        5,329,235        3,228,565        4,002,919
                                                ----------       ----------       ----------       ----------
     NET INCOME                                $ 8,972,732      $ 8,430,549      $ 4,239,777      $ 6,115,019
                                                ==========       ==========       ==========       ==========
     EARNINGS PER SHARE:
         Basic                                      $ 9.41           $ 3.01           $ 4.45           $ 2.18
                                                ==========       ==========       ==========       ==========
         Diluted                                    $ 9.41           $ 2.81           $ 4.45           $ 2.04
                                                ==========       ==========       ==========       ==========
     WEIGHTED-AVERAGE SHARES OUTSTANDING:
         Basic                                     953,027        2,801,962          953,027        2,800,981
                                                ==========       ==========       ==========       ==========
         Diluted                                   953,027        3,003,705          953,027        3,002,724
                                                ==========      ==========       ==========       ==========

    See notes to consolidated financial statements.



        NBC ACQUISITION CORP.

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        (UNAUDITED)
        --------------------------------------------------------------------------------------------------------------------------

                                                                                 Notes
                                         Common     Common    Additional      Receivable      Retained
                                         Stock       Stock     Paid-in           From         Earnings
                                           A           B       Capital       Stockholders     (Deficit)         Total
                                       -----------  --------  -------------  ------------  --------------- --------------

     BALANCE, April 1, 1997              $ 27,519     $ 481    $30,972,000    $ (236,110)       $ 933,289   $ 31,697,179

           Proceeds from stock issued
                  Class A common               39         -        147,111             -                -        147,150

           Net income                           -         -              -             -        6,115,019      6,115,019
                                       -----------  --------  -------------  ------------  --------------- --------------

     BALANCE, September 30, 1997         $ 27,558     $ 481    $31,119,111    $ (236,110)     $ 7,048,308   $ 37,959,348
                                       ===========  ========  =============  ============  =============== ==============


     BALANCE, April 1, 1998               $ 9,530       $ -    $49,025,135    $ (211,800)  $ (139,392,695) $ (90,569,830)

           Payment on stockholder note          -         -              -        34,720                -         34,720

           Net income                           -         -              -             -        4,239,777      4,239,777
                                       -----------  --------  -------------  ------------  --------------- --------------

     BALANCE, September 30, 1998          $ 9,530       $ -    $49,025,135    $ (177,080)  $ (135,152,918) $ (86,295,333)
                                       ===========  ========  =============  ============  =============== ==============



        See notes to consolidated financial statements.

                                       4


          NBC ACQUISITION CORP.
          CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)
                                                                          Six Months Ended September 30,
                                                                              1998               1997
          CASH FLOWS FROM OPERATING ACTIVITIES:                           -----------         -----------
              Net income                                                  $ 4,239,777        $ 6,115,019
              Adjustment to reconcile net income to net cash flows
                from operating activities:
                  Depreciation                                              1,059,451          1,128,052
                  Amortization of intangibles                               4,192,698          2,630,799
                  Original issue discount amortization                      2,468,697            150,000
                  Loss on disposal of assets                                   22,392             80,451
                  Changes in operating assets and liabilities,
                    net of effect of acquisitions:
                      Receivables                                         (12,916,305)        (9,999,804)
                      Inventories                                            (178,677)         1,202,041
                      Recoverable income tax                                4,374,048            574,375
                      Prepaid expenses and other assets                        72,382            244,553
                      Other assets                                            166,588            315,127
                      Accounts payable                                     11,006,561          7,777,596
                      Accrued employee compensation and benefits             (787,704)          (182,779)
                      Accrued interest                                            320            130,140
                      Accrued expenses                                        126,217            141,930
                      Income taxes payable                                    550,705          1,151,508
                      Deferred revenue                                      1,421,443                  -
                      Other liabilities                                        20,198            250,923
                                                                           ----------         ----------
                         Net cash flows from operating activities          15,838,791         11,709,931

          CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of property and equipment                          (1,895,458)        (1,835,727)
              Bookstore acquisitions, net of cash acquired                          -           (674,000)
              Acquisition of other businesses                                       -         (1,451,928)
              Proceeds from sale of property and equipment                     31,883             18,345
              Software development costs                                     (107,230)          (157,152)
                                                                           ----------          ----------
                        Net cash flows from investing activities           (1,970,805)        (4,100,462)

         CASH FLOWS FROM FINANCING ACTIVITIES:
              Deferred financing costs                                       (209,965)                 -
              Principal payments on long-term debt                           (288,645)           (81,645)
              Net payments on revolving credit facility                    (5,400,000)                 -
              Proceeds from payment on stockholder note                        34,720                  -
                                                                            ---------            --------
                        Net cash flows from financing activities           (5,863,890)           (81,645)
                                                                            ---------          ----------
         NET INCREASE IN CASH AND CASH EQUIVALENTS                          8,004,096          7,527,824

          CASH AND CASH EQUIVALENTS, Beginning of period                    5,806,890          9,976,964
                                                                           ----------         ----------
          CASH AND CASH EQUIVALENTS, End of period                        $13,810,986        $17,504,788
                                                                           ==========         ==========
            Supplemental disclosures of cash flow information:

                         Interest                                         $ 8,233,975        $ 4,727,878
                                                                           ==========         ==========
                         Income taxes                                     $(1,696,188)       $ 2,274,205
                                                                           ==========         ==========
              Noncash investing and financing activities:
                  Common stock issued for business acquisitions                   $ -        $   147,150
                                                                           ==========         ==========
 See notes to consolidated financial statements.

NBC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
-------------------------------------------------------------------------------


1. Management Representations - The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of NBC Acquisition Corp. (the "Company") and its wholly-owned subsidiary, Nebraska Book Company, Inc. ("NBC") and the results of the Company's operations for the periods presented. All of these adjustments are of a normal recurring nature. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform with current year presentation. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 1998 included in the Company's Form S-4 Registration Statement (No. 333-48225).

2. Recapitalization - On February 13, 1998, the Company consummated a merger among NBC Merger Corp. (a newly created, indirect wholly-owned subsidiary of HWH Capital Partners, LP. ["HWH"]), the Company and certain shareholders of the Company pursuant to which the Company's outstanding debt and stock were restructured (the "Recapitalization"). As the new investor did not acquire substantially all of the common stock of the Company, a new basis of accounting was not established in connection with the Recapitalization. Significant components of the Recapitalization, together with the applicable accounting effects, were as follows:

    (i) HWH contributed $45.6 million in capital to NBC Merger Corp., which was then merged into the Company, with the Company being the surviving corporation.
    (ii)Existing management shareholders of the Company reinvested approximately $4.4 million in the Company. HWH and management shareholders were reissued surviving corporation shares of Class A Common Stock.
   (iii)The Company obtained approximately $215.0 million in new debt financing and retired substantially all of its existing debt. The early extinguishment of debt resulted in an extraordinary loss on the transaction.
    (iv)The Company agreed to purchase management's outstanding options under its 1995 Stock Incentive Plan, for a cash payment in lieu of the options. This resulted in stock based compensation of approximately $8.3 million for the year ended March 31, 1998. In addition, the Company agreed to purchase all outstanding warrants for approximately $16.7 million, which was charged to additional paid-in capital and retained earnings.
    (v) The Company reacquired the outstanding shares of Class A and Class B Common Stock of certain shareholders for approximately $149.2 million. This reacquisition of shares was accounted for as a treasury stock transaction, and such reacquired shares were retired.

    In connection with the Recapitalization, a transaction fee of $4.0 million was paid to HWH. Additionally, the Company reimbursed HWH approximately $0.1 million for expenses incurred by HWH in conjunction with the Recapitization. Approximately $600,000 of such costs were charged to additional paid-in capital as non-deductible costs of the Recapitalization. The remaining $3.5 million was recorded as debt issue costs and is being amortized over the life of the related debt.

3. Earnings Per Share - Earnings per share are calculated in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share. SFAS 128 requires dual presentation of Basic and Diluted Earnings Per Share (EPS), as well as restatement of EPS for all periods for which an income statement or summary of earnings is presented. Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options and warrants.

 4. Inventories - Inventories are summarized as follows:

                      September 30, 1998   March 31, 1998   September 30, 1997

    -----------------------------------------------------------------------
    Wholesale             $17,224,988         $23,974,308     $15,212,909
      College bookstores   29,623,300          21,889,631      26,764,137
    Other                   2,141,103           2,946,775       1,109,305
    -----------------------------------------------------------------------
    Inventories           $48,989,391         $48,810,714     $43,086,351
    ========================================================================

5. Long-Term Debt - On February 13, 1998, the Company obtained new financing as part of the Recapitalization. Such financing included a bank-administered Senior Credit Facility provided through a syndicate of lenders. The facility is comprised of a $27,500,000 term loan (Tranche A
     Loan), a $32,500,000 term loan (Tranche B Loan) and a $50,000,000 Revolving Credit Facility. The Revolving Credit Facility expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base which at any time is equal to a percentage of eligible accounts receivable and inventory. The borrowing base at September 30, 1998 was $38.7 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, LIBOR plus an applicable margin of up to 2.50%. Effective for fiscal years ending on or after March 31, 1999, the Senior Credit Facility requires excess cash flows as defined in the Credit Agreement to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. Additional funding of the Recapitalization included the proceeds of the issuance by NBC of $110,000,000 face amount of 8.75% Senior Subordinated Notes due 2008 and the issuance by the Company of $76,000,000 face amount of 10.75% Senior Discount Debentures due 2009. The Debentures were issued at a discount in the amount of $31,002,680 and will accrete in value at the rate of 10.75% compounded semiannually until February 15, 2003, at which time interest payments will begin.

     During the quarter ended June 30, 1998, the Company and NBC filed Form S-4 Registration Statements with the Securities and Exchange Commission for purposes of registering debt securities to be issued in exchange for the Company's Senior Discount Debentures and NBC's Senior Subordinated Notes. Such Registration Statements were declared effective by the Securities and Exchange Commission on July 14, 1998. All notes were tendered in the offer to exchange which was completed on August 13, 1998.

     During the quarter ended September 30, 1998, the Company entered into separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and B Term Loans have been effectively converted into debt with a fixed LIBOR rate of 5.815% plus the applicable margin. The initial notional amount under each agreement is $29,859,375. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and B Term Loans. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

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

7. Stock Based Compensation - On June 30, 1998, the Company's Board of Directors adopted the NBC Acquisition Corp. 1998 Performance Stock Option Plan (the "Plan"). This Plan provides for the granting of options to purchase 52,000 shares of the Company's Class A Common Stock to selected members of senior management of the Company and its affiliates. All options granted are intended to be nonqualified stock options, although the Plan also provides for incentive stock options. The Company will grant a portion of the available options in fiscal years 1999-2002 upon the attainment of pre-established financial targets. Twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. The options will have an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. No options were granted as of September 30, 1998.

     On June 30, 1998, the Company's Board of Directors adopted the NBC Acquisition Corp. 1998 Stock Option Plan (the "Option Plan"). This Option Plan provides for the granting of options to purchase 31,000 shares of the Company's Class A

     Common Stock to selected employees, officers, and directors of the Company and its affiliates. All options granted are intended to be nonqualified stock options, although the Option Plan also provides for incentive stock options. The Company will grant such options at the discretion of a committee designated by the Board of Directors (the "Committee"). Twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Incentive stock options will have an exercise price of not less than fair market value on the date the options are granted, while the Committee will determine the exercise price for nonqualified options, which may be below fair market value, at the time of grant. All options expire ten years from the date of grant. Subsequent to September 30,1998, nonqualified stock options to purchase 13,200 shares of the Company's Class A Common Stock were granted at an exercise price of $52.47 per share.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


Quarter Ended September 30, 1998 Compared With Quarter Ended September 30, 1997.

Revenues. Revenues for the quarters ended September 30, 1998 and 1997 were as follows:

                                    1998             1997
                                   -------------------------
Wholesale operations               $45,465,854   $40,127,752
College bookstore operations        52,720,955    45,860,352
Complimentary services               5,048,473     2,525,848
Intercompany eliminations           (6,382,443)   (5,379,697)
                                   -------------------------
                                   $96,852,839   $83,134,255
                                   =========================

Revenues for the quarter ended September 30, 1998 increased $13.8 million, or 16.5%, to $96.9 million from $83.1 million for the quarter ended September 30, 1997. This increase was due to a $5.4 million, or 13.3%, increase in wholesale sales, a $6.8 million, or 15.0%, increase in college bookstore sales and a $2.5 million, or 99.9%, increase in revenues related to complementary services. Wholesale sales for the quarter ended September 30, 1998 increased to $45.5 million from $40.1 million for the quarter ended September 30, 1997. This increase in wholesale sales was due primarily to publisher price increases and unit volume sales growth. College bookstore sales for the quarter ended September 30, 1998 increased to $52.7 million from $45.9 million for the quarter ended September 30, 1997. The increase in college bookstore sales was primarily the result of five bookstores opened or acquired during the last half of fiscal 1998, the opening of one new store during the second quarter of fiscal 1999 and same store sales increases of 6.1%. Complimentary services sales for the quarter ended September 30, 1998 increased to $5.0 million from $2.5 million for the quarter ended September 30, 1997 due to the acquisition of Collegiate Stores Corporation on January 23, 1998. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

Gross profit. Gross profit for the quarter ended September 30, 1998 increased $6.0 million, or 20.1%, to $35.8 million from $29.8 million for the quarter ended September 30, 1997. This increase was primarily due to higher revenues, combined with an increase in gross margin percent. Gross margin for the quarter ended September 30, 1998 increased to 37.0% from 35.8% for the quarter ended September 30, 1997. This increase was primarily due to sales mix, including an increase in used textbook sales through the Company's bookstores, which generate an average gross margin of 58.0% compared to an average gross margin of 37.0% for wholesale sales.

Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended September 30, 1998 increased $1.8 million, or 15.9%, to $13.3 million from $11.5 million for the quarter ended September 30, 1997. Selling, general and administrative expenses as a percentage of revenues remained stable at 13.8% for the quarters ended September 30, 1998 and September 30, 1997. The increase in expense resulted primarily from the higher expense base associated with the Company's expansion of its operations in fiscal 1998 through bookstore and other business acquisitions.

Amortization expense. Amortization expense for the quarter ended September 30, 1998 increased $0.4 million, or 35.2%, to $1.6 million from $1.2 million for the quarter ended September 30, 1997. This increase resulted primarily from a full quarter of amortization on the goodwill associated with the fiscal 1998 acquisitions.

Interest expense, net. Interest expense, net for the quarter ended September 30, 1998 increased by $3.1 million, or 116.5%, to $5.8 million from $2.7 million for the quarter ended September 30, 1997 as a result of the additional debt incurred relating to the Recapitalization which occurred on February 13, 1998.

Income taxes. Income taxes for the quarter ended September 30, 1998 were recorded at an effective tax rate of 38.8% as compared with an effective tax rate of 38.7% for the quarter ended September 30, 1997.


Six Months Ended September 30, 1998 Compared With Six Months Ended September 30, 1997.

Revenues. Revenues for the six months ended September 30, 1998 and 1997 were as follows:
                                     1998             1997
                                   -------------------------
Wholesale operations               $64,522,785   $58,251,549
College bookstore operations        64,905,894    56,924,646
Complimentary services               8,432,584     5,091,108
Intercompany eliminations          (10,730,246)   (9,605,457)
                                   -------------------------
                                  $127,131,017  $110,661,846
                                   =========================

Revenues for the six months ended September 30, 1998 increased $16.4 million, or 14.9%, to $127.1 million from $110.7 million for the six months ended September 30, 1997. This increase was due to a $6.2 million, or 10.8%, increase in wholesale sales, a $8.0 million, or 14.0%, increase in college bookstore sales and a $3.3 million, or 65.6%, increase in revenues related to complementary services. Wholesale sales for the six months ended September 30, 1998 increased to $64.5 million from $58.3 million for the six months ended September 30, 1997. This increase in wholesale sales was due primarily to publisher price increases and unit volume sales growth. College bookstore sales for the six months ended September 30, 1998 increased to $64.9 million from $56.9 million for the six months ended September 30, 1997. The increase in college bookstore sales was primarily the result of five bookstores opened or acquired during the last half of fiscal 1998, the opening of one new store during the second quarter of fiscal 1999 and same store sales increases of 5.3%. Complimentary services sales for the six months ended September 30, 1998 increased to $8.4 million from $5.1 million for the six months ended September 30, 1997 due to the acquisitions of Specialty Books, Inc. on May 1, 1997 and Collegiate Stores Corporation on January 23, 1998. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

Gross profit. Gross profit for the six months ended September 30, 1998 increased $7.5 million, or 18.3%, to $48.5 million from $41.0 million for the six months ended September 30, 1997. This increase was primarily due to higher revenues, combined with an increase in gross margin percent. Gross margin for the six months ended September 30, 1998 increased to 38.2% from 37.1% for the six months ended September 30, 1997. This increase was primarily due to sales mix, including an increase in used textbook sales through the Company's bookstores, which generate an average gross margin of 58.0% compared to an average gross margin of 37.0% for wholesale sales.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended September 30, 1998 increased $3.0 million, or 13.6%, to $25.1 million from $22.1 million for the six months ended September 30, 1997. Selling, general and administrative expenses as a percentage of revenues decreased to 19.8% for the six months ended September 30, 1998 from 20.0% for the six months ended September 30, 1997. The increase in expense resulted primarily from the higher expense base associated with the Company's expansion of its operations in fiscal 1998 through bookstore and other business acquisitions.

Amortization expense. Amortization expense for the six months ended September 30, 1998 increased $1.1 million, or 46.8%, to $3.4 million from $2.3 million for the six months ended September 30, 1997. This increase resulted primarily from a full six months of amortization on the goodwill associated with the fiscal 1998 acquisitions.

Interest expense, net. Interest expense, net for the six months ended September 30, 1998 increased by $6.3 million, or 117.3%, to $11.7 million from $5.4 million for the six months ended September 30, 1997 as a result of the additional debt incurred relating to the Recapitalization which occurred on February 13, 1998.

Income taxes. Income taxes for the six months ended September 30, 1998 were recorded at an effective tax rate of 43.2% as compared with an effective tax rate of 39.6% for the six months ended September 30, 1997. This increase is primarily the result of non-deductible amortization on goodwill associated with the fiscal 1998 acquisitions.

Liquidity and Capital Resources

        The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, and for capital expenditures. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facility. At September 30, 1998, the Company's total indebtedness was approximately $218.4 million, consisting of approximately $59.7 million in Term Loans, $110.0 million of the Senior Subordinated Notes, $48.1 million of the Senior Discount Debentures and $0.6 million of other indebtedness.

        Principal and interest payments under the Senior Credit Facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. Under the terms of the Tranche A and B Loans, NBC is required to make principal payments totaling approximately $1.3 million in fiscal 1999, $3.1 million in fiscal 2000, $4.4 million in fiscal 2001, $6.3 million in fiscal 2002, $6.8 million in fiscal 2003, $8.5 million in fiscal 2004, $11.2 million in fiscal 2005 and $18.4 million in fiscal 2006. Loans under the Senior Credit Facility bear interest at floating rates based upon the interest rate option selected by the Company. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008. The Senior Discount Debentures require semi-annual interest payments commencing August 15, 2003 at a fixed rate of 10.75% and mature on February 15, 2009.

        The Company's capital expenditures were $1.9 million and $1.8 million for the six months ended September 30, 1998 and 1997, respectively. The Company estimates that for fiscal 1999, approximately $2.5 million of capital expenditures will be required, primarily for maintenance. Capital expenditures consist primarily of bookstore opening costs, bookstore renovations and miscellaneous maintenance requirements. The Company believes that as a result of the availability of excess capacity in its distribution facilities, it will be able to pursue its strategy over the next several years without making significant additional capital expenditures to expand capacity. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

        There were no business acquisition expenditures in the six months ended September 30, 1998. Business acquisition expenditures were $2.1 million for the six months ended September 30, 1997. The Company estimates that for fiscal 1999, it will make approximately $2.0 million of business acquisition expenditures.

        The Company's principal sources of cash to fund its future liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility. Net cash flows from operating activities for the six months ended September 30, 1998 were $15.8 million, an increase of $4.1 million from $11.7 million for the six months ended September 30, 1997. This increase was primarily due to higher uses of cash in the six months ended September 30, 1997 to fund estimated income tax liabilities.

        Access to the Company's principal sources of cash is subject to various restrictions. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base which at any time is equal to a percentage of eligible accounts receivable and inventory. The Senior Credit Facility restricts the Company's ability to make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) after August 15, 2003 in an amount not to exceed the amount of interest required to be paid on the Senior Discount Debentures and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes due by the Company. The Indenture governing the Senior Discount
 Debentures (the "Indenture") restricts the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to pay dividends or make other Restricted Payments (as defined in the Indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the Indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the Indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the

 Company's consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of NBC and its Restricted Subsidiaries to pay dividends or make other Restricted Payments to their respective stockholders. Such restrictions are not expected to affect the Company's ability to meet its cash obligations.

        As of September 30, 1998, the Company could borrow up to $38.7 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at September 30, 1998. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations contained in the Senior Credit Facility.

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

        The Company has also distributed questionnaires to its vendors to assess exposure to vendors failing to be Year 2000 compliant. Based upon responses to such questionnaires, discussions with certain vendors, and information provided in trade publications, the Company believes that its vendors are taking steps to address the Year 2000 Issue and that there is not a material risk to the Company relating to vendor failure to address the Year 2000 Issue. Nonetheless, there can be no guarantee that the systems of other companies on which the Company's systems rely will be corrected in a timely manner.

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

       This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by or that include the words "may," "believes," "experts," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition; ability to integrate recent acquisitions; loss or retirement of key members of management; increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in general economic conditions and/or in the markets in which the Company competes or may, from time to time, compete; and other risks detailed in the Company's Securities and Exchange Commission filings, in particular the aforementioned Form S-4 Registration Statement (No. 333-48225), all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           PART II. OTHER INFORMATION


    Item 6. EXHIBITS

(a)     Exhibits

              27  Financial Data Schedule [EDGAR filing only]


                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Lincoln, Nebraska, on November 11, 1998.


                                 NBC ACQUISITION CORP.


                                 /s/  Mark W. Oppegard
                                 ----------------------
                                 Mark W. Oppegard
                                 President and Director


                                 /s/  Bruce E. Nevius
                                 --------------------
                                 Bruce E. Nevius
                                 Vice President and Secretary
                                   (Principal Financial and Accounting Officer)