Form 10-Q
period 1998-12-31
NBC ACQUISITION CORP
filed 1999-02-11
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

Total number of shares of Class A common stock outstanding as of February 8, 1999: 957,792 shares

                            Total Number of Pages: 14

                             Exhibit Index: Page 14

                                     PART I. FINANCIAL INFORMATION

  NBC ACQUISITION CORP.
  CONSOLIDATED BALANCE SHEETS
  (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
                                                             December 31,      March 31,     December 31,
                                                                 1998            1998            1997
  ASSETS                                                     -------------    ------------   ------------
  CURRENT ASSETS:
      Cash and cash equivalents                                $ 4,591,918    $ 5,806,890     $ 5,256,414
      Receivables                                               49,701,648     21,383,146      40,838,712
      Inventories                                               58,772,841     48,810,714      52,362,287
      Recoverable income tax                                             -      4,374,048         218,460
      Deferred income tax benefit                                1,183,529      1,183,529       1,156,540
      Prepaid expenses and other assets                            183,081        189,950          39,134
                                                               -----------    -----------     -----------
               Total current assets                            114,433,017     81,748,277      99,871,547

  PROPERTY AND EQUIPMENT                                        30,838,815     28,716,839      27,842,384
      Less accumulated depreciation                             (7,477,587)    (5,984,932)     (5,044,920)
                                                               -----------    -----------     -----------
                                                                23,361,228     22,731,907      22,797,464

  GOODWILL AND OTHER INTANGIBLES, net of amortization           39,824,718     44,866,800      32,155,540

  OTHER ASSETS                                                   2,818,990      2,798,270       1,525,693
                                                               -----------    -----------     -----------
                                                              $180,437,953   $152,145,254    $156,350,244
                                                               ===========    ===========     ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
      Accounts payable                                        $ 15,612,699   $ 14,418,843    $ 10,842,751
      Accrued employee compensation and benefits                 3,183,263      3,797,242       2,657,472
      Accrued interest                                           4,639,232      1,788,547       1,352,803
      Accrued expenses                                             322,104        498,740         460,957
      Income tax payable                                           108,978              -               -
      Deferred revenue                                           2,286,256        463,917               -
      Current maturities of long-term debt                       2,641,467      1,327,696       1,789,795
      Revolving credit facility                                 25,000,000      5,400,000      24,800,000
                                                               -----------    -----------     -----------
               Total current liabilities                        53,793,999     27,694,985      41,903,778

  LONG-TERM DEBT, net of current maturities                    216,413,218    214,869,495      77,773,780

  OTHER LONG-TERM LIABILITIES                                      181,529        150,604         842,667

  STOCKHOLDERS' EQUITY (DEFICIT):
      Class A common stock, voting, authorized 5,000,000
        shares at December 31, 1998 and March 31, 1998 and
        4,500,000 shares at December 31, 1997 of $.01 par
        value; issued and outstanding 953,027, 953,027 and
        2,755,776 shares, respectively                              9,530          9,530          27,558
      Class B common stock, non-voting, none authorized
        at December 31, 1998 and March 31, 1998, and 500,000
        shares authorized at December 31, 1997 at $.01 par
        value; issued and outstanding 48,148 shares at
        December 31, 1997                                               -              -             481
      Additional paid-in capital                               49,025,135     49,025,135      31,119,111
      Notes receivable from stockholders                         (177,080)      (211,800)       (236,110)
      Retained earnings  (deficit)                           (138,808,378)  (139,392,695)      4,918,979
                                                              -----------     -----------    -----------
               Total stockholders' equity (deficit)           (89,950,793)   (90,569,830)     35,830,019
                                                               -----------    -----------    -----------
                                                             $180,437,953   $152,145,254    $156,350,244
                                                              ===========    ===========     ===========
  See notes to consolidated financial statements.

  NBC ACQUISITION CORP.

  CONSOLIDATED STATEMENTS OF OPERATIONS
  (UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                          Three Months Ended December 31,  Nine Months Ended December 31,
                                             1998            1997              1998            1997
                                          ------------    ------------      ------------    -----------
  REVENUES, net of returns                $ 36,222,769    $ 34,260,415      $163,353,786   $144,922,261

  COSTS OF SALES                            21,851,977      21,848,201       100,475,700     91,496,544
                                          ------------    ------------      ------------    -----------
              Gross profit                  14,370,792      12,412,214        62,878,086     53,425,717

  OPERATING EXPENSES:
      Selling, general and administrative   12,787,817      11,341,639        37,920,434     33,465,066
      Depreciation                             587,016         597,116         1,646,467      1,725,168
      Amortization                           1,280,476       1,536,209         4,647,898      3,829,490
      Stock compensation costs                       -          86,030                 -        322,500
                                          ------------    ------------      ------------    -----------
                                            14,655,309      13,560,994        44,214,799     39,342,224
                                          ------------    ------------      ------------    -----------
  INCOME (LOSS) FROM OPERATIONS               (284,517)     (1,148,780)       18,663,287     14,083,493

  OTHER EXPENSES (INCOME):
      Interest expense                       5,553,009       2,509,392        17,316,770      7,979,479
      Interest income                         (126,616)       (126,445)         (223,496)      (227,008)
      Other income                            (135,021)        (56,606)         (322,440)      (311,795)
                                          ------------    ------------      ------------    -----------
                                             5,291,372       2,326,341        16,770,834      7,440,676
                                          ------------    ------------      ------------    -----------
  INCOME (LOSS) BEFORE INCOME TAXES         (5,575,889)     (3,475,121)        1,892,453      6,642,817

  INCOME TAX EXPENSE (BENEFIT)              (1,920,429)     (1,345,792)        1,308,136      2,657,127
                                          ------------    ------------      ------------    -----------
  NET INCOME (LOSS)                       $ (3,655,460)   $ (2,129,329)        $ 584,317    $ 3,985,690
                                          ============    ============      ============    ===========

  EARNINGS PER SHARE:
      Basic                                   $ (3.84)        $ (0.76)           $ 0.61         $ 1.42
                                          ============    ============      ============    ===========
      Diluted                                 $ (3.84)        $ (0.76)           $ 0.61         $ 1.32
                                          ============    ============      ============    ===========
  WEIGHTED-AVERAGE SHARES OUTSTANDING:
      Basic                                   953,027       2,803,924           953,027      2,801,962
                                          ============    ============      ============    ===========
      Diluted                                 953,027       2,803,924           953,027      3,017,525
                                          ============    ============      ============    ===========



  See notes to consolidated financial statements.


NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------
                                                                          Notes
                                 Common     Common     Additional       Receivable       Retained
                                 Stock       Stock      Paid-in           From          Earnings
                                   A           B        Capital       Stockholders      (Deficit)         Total
                               -----------  -------- --------------   -------------   -------------   -----------

BALANCE, April 1, 1997          $ 27,519     $ 481     $30,972,000     $ (236,110)       $ 933,289    $ 31,697,179

   Proceeds from stock issued
      Class A common                  39         -         147,111              -                -         147,150

   Net income                          -         -               -              -        3,985,690       3,985,690
                              ----------  --------    ------------  -------------      -----------    ------------

BALANCE, December 31, 1997      $ 27,558     $ 481     $31,119,111     $ (236,110)     $ 4,918,979    $ 35,830,019
                             ===========  ========    ============  =============     ============    ============


BALANCE, April 1, 1998           $ 9,530       $ -     $49,025,135     $ (211,800)   $(139,392,695)   $(90,569,830)

   Payment on stockholder note         -         -               -         34,720                -          34,720

   Net income                          -         -               -              -          584,317         584,317
                             -----------  --------    ------------  -------------       ----------   -------------

BALANCE, December 31, 1998       $ 9,530       $ -     $49,025,135     $ (177,080)   $(138,808,378)   $(89,950,793)
                             ===========  ========    ============  =============    =============   =============



See notes to consolidated financial statements.


NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                               Nine Months Ended December 31,
                                                                   1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:                           ----------     ----------
     Net income                                                  $ 584,317    $ 3,985,690
     Adjustment to reconcile net income to net cash flows
       from operating activities:
         Depreciation                                            1,646,467      1,725,168
         Amortization of intangibles                             5,885,812      4,335,767
         Original issue discount amortization                    3,743,737        225,000
         Loss on disposal of assets                                 25,526        227,946
         Changes  in  operating  assets  and  liabilities,
           net  of  effect  of acquisitions:
             Receivables                                       (28,315,387)   (25,498,171)
             Inventories                                        (8,957,627)    (8,073,895)
             Recoverable income tax                              4,374,048        355,915
             Prepaid expenses and other assets                      14,807        273,123
             Other assets                                          175,688        193,425
             Accounts payable                                    1,193,856        331,629
             Accrued employee compensation and benefits           (613,979)      (736,413)
             Accrued interest                                    2,850,685         86,923
             Accrued expenses                                     (176,636)       182,127
             Income taxes payable                                  108,978              -
             Deferred revenue                                    1,822,339              -
             Other liabilities                                      30,925        343,981
                                                               -----------    -----------
                 Net cash flows from operating activities      (15,606,444)   (22,041,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                        (2,146,364)    (2,887,479)
     Bookstore acquisitions, net of cash acquired               (1,710,182)    (2,993,712)
     Acquisition of other businesses                                     -     (1,451,928)
     Proceeds from sale of property and equipment                   39,679         39,457
     Software development costs                                   (162,172)             -
                                                               -----------    -----------
                 Net cash flows from investing activities       (3,979,039)    (7,293,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred financing costs                                     (377,966)             -
     Principal payments on long-term debt                         (886,243)      (185,103)
     Net proceeds from revolving credit facility                19,600,000     24,800,000
     Proceeds from payment on stockholder note                      34,720              -
                                                               -----------    -----------
                 Net cash flows from financing activities       18,370,511     24,614,897
                                                               -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (1,214,972)    (4,720,550)

CASH AND CASH EQUIVALENTS, Beginning of period                   5,806,890      9,976,964
                                                               -----------    -----------
CASH AND CASH EQUIVALENTS, End of period                       $ 4,591,918    $ 5,256,414
                                                               ===========    ===========

     Supplemental disclosures of cash flow information:
         Cash paid (refunded) during the period for:
                 Interest                                      $ 9,210,510    $ 6,957,160
                                                               ===========    ===========
                 Income taxes                                  $(3,174,890)   $ 2,301,212
                                                               ===========    ===========

     Noncash investing and financing activities:
         Common stock issued for business acquisitions                 $ -     $ 147,150
                                                               ===========    ===========

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


1. Management Representations - The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of NBC Acquisition Corp. (the "Company") and its wholly-owned subsidiary, Nebraska Book Company, Inc. ("NBC") and the results of the Company's operations for the periods presented. All of these adjustments are of a normal recurring nature. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform with current year presentation. These statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 1998 included in the Company's Registration Statement on Form S-4 (No. 333-48225).

2. Recapitalization - On February 13, 1998, the Company consummated a merger among NBC Merger Corp. (a newly created, indirect wholly-owned subsidiary of HWH Capital Partners, LP. ["HWH"]), the Company and certain shareholders of the Company pursuant to which the Company's outstanding debt and stock were restructured (the "Recapitalization"). As the new investor did not acquire substantially all of the common stock of the Company, a new basis of accounting was not established in connection with the Recapitalization. Significant components of the Recapitalization, together with the applicable accounting effects, were as follows:

    (i) HWH contributed $45.6 million in capital to NBC Merger Corp., which was then merged into the Company, with the Company being the surviving corporation.
    (ii)Existing management shareholders of the Company reinvested approximately $4.4 million in the Company. HWH and management shareholders were reissued surviving corporation shares of Class A Common Stock.
    (iii)The Company obtained approximately $215.0 million in new debt financing and retired substantially all of its existing debt. The early extinguishment of debt resulted in an extraordinary loss on the transaction.
    (iv) The Company agreed to purchase management's outstanding options under its 1995 Stock Incentive Plan, for a cash payment in lieu of the options. This resulted in stock based compensation of approximately $8.3 million for the year ended March 31, 1998. In addition, the Company agreed to purchase all outstanding warrants for approximately $16.7 million, which was charged to additional paid-in capital and retained earnings.
    (v) The Company reacquired the outstanding shares of Class A and Class B Common Stock of certain shareholders for approximately $149.2 million. This reacquisition of shares was accounted for as a treasury stock transaction, and such reacquired shares were retired.

    In connection with the Recapitalization, a transaction fee of $4.0 million was paid to HWH. Additionally, the Company reimbursed HWH approximately $0.1 million for expenses incurred by HWH in conjunction with the Recapitalization. Approximately $0.6 million of such costs was charged to additional paid-in capital as non-deductible costs of the Recapitalization. The remaining $3.5 million was recorded as debt issue costs and is being amortized over the life of the related debt.

3. Earnings Per Share - Earnings per share are calculated in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share. SFAS 128 requires dual presentation of Basic and Diluted Earnings Per Share (EPS). Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options and warrants.

 4. Inventories - Inventories are summarized as follows:
                                        December 31,    March 31,   December 31,
                                            1998          1998          1997
    ----------------------------------------------------------------------------
    Wholesale                           $18,593,688  $23,974,308     $16,088,562
    College bookstores                   37,357,295   21,889,631      34,835,353
    Other                                 2,821,858    2,946,775       1,438,372
    ----------------------------------------------------------------------------
    Inventories                         $58,772,841  $48,810,714     $52,362,287
    ============================================================================

5. Long-Term Debt - On February 13, 1998, the Company obtained new financing as part of the Recapitalization. Such financing included a bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base which at any time is equal to a percentage of eligible accounts receivable and inventory. The borrowing base at December 31, 1998 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, LIBOR plus an applicable margin of up to 2.50%. Effective for fiscal years ending on or after March 31, 1999, the Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement") to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. Additional funding of the Recapitalization included the proceeds of the issuance by NBC of $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes") and the issuance by the Company of $76.0 million face amount of 10.75% senior discount debentures due 2009 (the "Senior Discount Debentures"). The Senior Discount Debentures were issued at a discount in the amount of approximately $31.0 million and will accrete in value at the rate of 10.75% compounded semiannually until February 15, 2003, at which time interest payments will begin.

    During  the  quarter  ended  June  30,  1998,  the  Company  and  NBC  filed
    Registration Statements on Form S-4 with the Securities and Exchange Commission for purposes of registering debt securities to be issued in exchange for the Company's Senior Discount Debentures and NBC's Senior Subordinated Notes. Such Registration Statements were declared effective by the Securities and Exchange Commission on July 14, 1998. All notes were tendered in the offer to exchange which was completed on August 13, 1998.

    During the quarter ended September 30, 1998, the Company entered into separate five-year amortizing interest rate swap agreements with two financial institutions whereby the Company's variable rate Tranche A and B Term Loans have been effectively converted into debt with a fixed LIBOR rate of 5.815% plus the applicable margin. The current notional amount under each agreement is approximately $29.6 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and B Term Loans. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

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

7. Stock Based Compensation - On June 30, 1998, the Company's Board of Directors adopted the NBC Acquisition Corp. 1998 Performance Stock Option Plan (the "Plan"). This Plan provides for the granting of options to purchase 52,000 shares of the Company's Class A Common Stock to selected members of senior management of the Company and its affiliates. All options granted are intended to be nonqualified stock options, although the Plan also provides for incentive stock options. The Company will grant a portion of the available options in fiscal years 1999-2002 upon the attainment of pre-established financial targets. Twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. The options will have an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. No options were granted as of December 31, 1998.

    On June 30, 1998, the Company's Board of Directors adopted the NBC Acquisition Corp. 1998 Stock Option Plan (the "Option Plan"). This Option Plan provides for the granting of options to purchase 31,000 shares of the Company's Class A Common Stock to selected employees, officers, and directors of the Company and its affiliates. All options granted are intended to be nonqualified stock options, although the Option Plan also provides for incentive stock options. The Company will grant such options at the discretion of a committee designated by the Board of Directors (the "Committee"). Twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Incentive stock options will have an exercise price of not less than fair market value on the date the options are granted, while the Committee will determine the exercise price for nonqualified options, which may be below fair market value, at the time of grant. All options expire ten years from the date of grant. On December 11, 1998, nonqualified stock options to purchase 13,200 shares of the Company's Class A Common Stock were granted at an exercise price of $52.47 per share.

8. Subsequent Events - Pursuant to the terms of an employment agreement dated December 22, 1998, Nebraska Book Company, Inc. established the position of Chief Operating Officer (the "COO") and appointed Mr. Barry S. Major to this position. In January, 1999, under the terms of the employment agreement, the COO was granted options to purchase 9,530 shares of the Company's Class A Common Stock under the 1998 Performance Stock Option Plan at an exercise price of $52.47 per share. Also in January, 1999, the Company issued 4,765 shares of its Class A Common Stock to the COO at a price of $52.47 per share (founders price), receiving $25,000 in cash and a $225,000 note maturing January, 2009 and bearing interest at 5.25% per year. These transactions were exempt from registration under the Securities Act of 1933 pursuant to
    Section 4(2). No underwriters were involved in these transactions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Quarter Ended December 31, 1998 Compared With Quarter Ended December 31, 1997.

Revenues. Revenues for the quarters ended December 31, 1998 and 1997 were as follows:
                                      1998                1997
                                   -------------------------------
Wholesale operations               $21,894,321         $20,926,443
College bookstore operations        12,464,199          12,636,053
Complementary services               3,423,642           2,225,215
Intercompany eliminations           (1,559,393)         (1,527,296)
                                   --------------------------------
                                   $36,222,769         $34,260,415
                                   ===============================

Revenues for the quarter ended December 31, 1998 increased $1.9 million, or 5.7%, to $36.2 million from $34.3 million for the quarter ended December 31, 1997. This increase was due to a $1.0 million, or 4.6%, increase in wholesale sales, a $0.1 million, or 1.4%, decrease in college bookstore sales and a $1.2 million, or 53.9%, increase in revenues related to complementary services. Wholesale sales for the quarter ended December 31, 1998 increased to $21.9 million from $20.9 million for the quarter ended December 31, 1997. This increase in wholesale sales was due primarily to publisher price increases and unit volume sales growth. College bookstore sales for the quarter ended December 31, 1998 decreased to $12.5 million from $12.6 million for the quarter ended December 31, 1997. The decrease in college bookstore sales was primarily attributable to decreased sales of clothing and insignia at the University of Nebraska and University of Michigan bookstore locations. Same store sales for college bookstore operations as a whole declined 4.1%, while same store sales excluding the University of Nebraska and University of Michigan bookstore locations increased 5.8% over the quarter ended December 31, 1997. These universities had successful football seasons in fiscal 1998, sharing the national championship, and thus experienced increased sales of clothing and insignia during the football season, which runs from September through December. Additionally, University of Nebraska football head coach Tom Osborne announced his retirement in December, 1997, thus prompting an increase in sales of clothing, insignia, and general books during the third quarter of fiscal 1998. Such sales declines were substantially offset by increased sales attributable to five bookstores opened or acquired during the last half of fiscal 1998 and four bookstores opened or acquired during fiscal 1999. Complementary services sales for the quarter ended December 31, 1998 increased to $3.4 million from $2.2 million for the quarter ended December 31, 1997 due to the acquisition of Collegiate Stores Corporation on January 23, 1998. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

Gross profit. Gross profit for the quarter ended December 31, 1998 increased $2.0 million, or 15.8%, to $14.4 million from $12.4 million for the quarter ended December 31, 1997. This increase was primarily due to higher revenues, combined with an increase in gross margin percent. Gross margin for the quarter ended December 31, 1998 increased to 39.7% from 36.2% for the quarter ended December 31, 1997. Factors contributing to the increase in gross profit margin include a second increase in publisher prices during fiscal 1999 which occurred in the Company's third quarter, allowing the Company to purchase used books based on earlier list prices and yet sell such books based on new higher prices resulting from the aforementioned publisher price increases, and a slight shift in sales mix through increased used textbook sales at the Company's bookstores.

Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended December 31, 1998 increased $1.5 million, or 12.8%, to $12.8 million from $11.3 million for the quarter ended December 31, 1997. Selling, general and administrative expenses as a percentage of revenues were 35.3% and 33.1% for the quarters ended December 31, 1998 and December 31, 1997, respectively. The increase in expense resulted primarily from the higher expense base associated with the Company's expansion of its operations through bookstore and other business acquisitions.

Amortization expense. Amortization expense for the quarter ended December 31, 1998 decreased $0.2 million, or 16.6%, to $1.3 million from $1.5 million for the quarter ended December 31, 1997. This decrease was the result of a non-compete agreement becoming fully-amortized in August, 1998.

Interest expense, net. Interest expense, net for the quarter ended December 31, 1998 increased by $3.0 million, or 127.7%, to $5.4 million from $2.4 million for the quarter ended December 31, 1997 as a result of the additional debt incurred relating to the Recapitalization which occurred on February 13, 1998.

Income taxes. Income taxes for the quarter ended December 31, 1998 were recorded at an effective tax rate of 34.4% as compared with an effective tax rate of 38.7% for the quarter ended December 31, 1997. This decrease in benefit is primarily the result of non-deductible amortization on goodwill associated with the fiscal 1998 acquisitions.

Nine Months Ended December 31, 1998 Compared With Nine Months Ended December 31, 1997.

Revenues. Revenues for the nine months ended December 31, 1998 and 1997 were as follows:
                                      1998                1997
                                   -------------------------------
Wholesale operations               $86,417,106         $79,177,992
College bookstore operations        77,370,093          69,560,699
Complementary services              11,856,226           7,316,323
Intercompany eliminations          (12,289,639)        (11,132,753)
                                   --------------------------------
                                  $163,353,786        $144,922,261
                                   ================================

Revenues for the nine months ended December 31, 1998 increased $18.5 million, or 12.7%, to $163.4 million from $144.9 million for the nine months ended December 31, 1997. This increase was due to a $7.2 million, or 9.1%, increase in wholesale sales, a $7.8 million, or 11.2%, increase in college bookstore sales and a $4.6 million, or 62.1%, increase in revenues related to complementary services. Wholesale sales for the nine months ended December 31, 1998 increased to $86.4 million from $79.2 million for the nine months ended December 31, 1997. This increase in wholesale sales was due primarily to publisher price increases and unit volume sales growth. College bookstore sales for the nine months ended December 31, 1998 increased to $77.4 million from $69.6 million for the nine months ended December 31, 1997. The increase in college bookstore sales was primarily the result of eight bookstores opened or acquired during fiscal 1998, the opening/acquisition of four new stores during fiscal 1999 and same store sales increases of 3.7%. Complementary services sales for the nine months ended December 31, 1998 increased to $11.9 million from $7.3 million for the nine months ended December 31, 1997 due to the acquisitions of Specialty Books, Inc. on May 1, 1997 and Collegiate Stores Corporation on January 23, 1998. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

Gross profit. Gross profit for the nine months ended December 31, 1998 increased $9.5 million, or 17.7%, to $62.9 million from $53.4 million for the nine months ended December 31, 1997. This increase was primarily due to higher revenues, combined with an increase in gross margin percent. Gross margin for the nine months ended December 31, 1998 increased to 38.5% from 36.9% for the nine months ended December 31, 1997. Factors contributing to the increase in gross profit margin include a second increase in publisher prices during fiscal 1999 which occurred in the Company's third quarter, allowing the Company to purchase used books based on earlier list prices and yet sell such books based on new higher prices resulting from the aforementioned publisher price increases, and a slight shift in sales mix through increased used textbook sales at the Company's bookstores.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended December 31, 1998 increased $4.4 million, or 13.3%, to $37.9 million from $33.5 million for the nine months ended December 31, 1997. Selling, general and administrative expenses as a percentage of revenues increased to 23.2% for the nine months ended December 31, 1998 from 23.1% for the nine months ended December 31, 1997. The increase in expense resulted primarily from the higher expense base associated with the Company's expansion of its operations through bookstore and other business acquisitions.

Amortization expense. Amortization expense for the nine months ended December 31, 1998 increased $0.8 million, or 21.4%, to $4.6 million from $3.8 million for the nine months ended December 31, 1997. This increase resulted primarily from a full nine months of amortization on the goodwill associated with the fiscal 1998 acquisitions.

Stock Compensation Costs. There were no stock compensation costs for the nine months ended December 31, 1998 as compared to $0.3 million in stock compensation costs for the nine months ended December 31, 1997. This decrease is the result of the options under the 1995 stock option plan being bought out in fiscal 1998 in connection with the Recapitalization. The options recently granted under the 1998 Stock Option Plan have an exercise price equal to the fair value of the Company's Class A Common Stock on the date of grant (measurement date).

Interest expense, net. Interest expense, net for the nine months ended December 31, 1998 increased by $9.3 million, or 120.5%, to $17.1 million from $7.8 million for the nine months ended December 31, 1997 as a result of the additional debt incurred relating to the Recapitalization which occurred on February 13, 1998.

Income taxes. Income taxes for the nine months ended December 31, 1998 were recorded at an effective tax rate of 69.1% as compared with an effective tax rate of 40.0% for the nine months ended December 31, 1997. This increase is primarily the result of non-deductible amortization on goodwill associated with the fiscal 1998 acquisitions.

Liquidity and Capital Resources

        The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, and for capital expenditures. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facility. At December 31, 1998, the Company's total indebtedness was approximately $244.1 million, consisting of approximately $59.1 million in Term Loans, $110.0 million of the Senior Subordinated Notes, $49.4 million of the Senior Discount Debentures, $25.0 million under the Revolving Credit Facility and $0.6 million of other indebtedness.

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

        The Company's capital expenditures were $2.1 million and $2.9 million for the nine months ended December 31, 1998 and 1997, respectively. The Company estimates that for fiscal 1999, approximately $2.5 million of capital expenditures will be required, primarily for maintenance. Capital expenditures consist primarily of bookstore opening costs, bookstore renovations and miscellaneous maintenance requirements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

        Business acquisition expenditures were $1.7 million and $4.4 million for the nine months ended December 31, 1998 and 1997, respectively. The Company estimates that for fiscal 1999, it will make approximately $2.0 million of business acquisition expenditures.

        The Company's principal sources of cash to fund its future liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each semester (May and December). Net cash flows used in operating activities for the nine months ended December 31, 1998 were $15.6 million, a decrease of $6.4 million from $22.0 million for the nine months ended December 31, 1997. This decrease was primarily due to higher uses of cash in the nine months ended December 31, 1997 to fund estimated income tax liabilities.

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

        As of December 31, 1998, the Company could borrow up to $50.0 million under the Revolving Credit Facility. Of the amount available, $25.0 million was drawn by NBC. Additionally, in conjunction with one of the bookstores acquired during the quarter ended December 31, 1998, NBC established an irrevocable standby letter of credit for $90,000 which expires October 29, 1999. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations contained in the Senior Credit Facility.

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

        The Company has completed an assessment of the impact of the Year 2000 Issue on its operations, and has been modifying and will continue to modify and replace portions of its software so that its internal computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has been addressing the Year 2000 Issue consistently as part of its regular program of updating and rewriting its internal corporate applications during the last seven years. As a result, all of the Company's own retail applications have been modified completely. The only internal corporate application that remains to be addressed is the general ledger application, which the Company is currently in the process of modifying internally. The Company expects the cost to modify its current general ledger software will not be significant. The Company plans to have such modifications in place during 1999.

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

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

        This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition; ability to integrate recent acquisitions; loss or retirement of key members of management; increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in general economic conditions and/or in the markets in which the Company competes or may, from time to time, compete; and other risks detailed in the Company's Securities and Exchange Commission filings, in particular the Company's Registration Statement on Form S-4 (No. 333-48225), all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           PART II. OTHER INFORMATION


    Item 6. EXHIBITS

  (a) Exhibits

       10.1 Memorandum of Understanding, dated as of December 22, 1998 between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer [EDGAR filing only]

       27    Financial Data Schedule [EDGAR filing only]


                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Lincoln, Nebraska, on February 8, 1999.


                                    NBC ACQUISITION CORP.


                                    /s/  Mark W. Oppegard
                                    ----------------------------

                                    Mark W. Oppegard
                                    President, Secretary and Director


                                    /s/  Bruce E. Nevius
                                    --------------------------

                                    Bruce E. Nevius
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)