Form 10-K405
period 1999-03-31
NBC ACQUISITION CORP
filed 1999-06-29
CIK 1056756

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from -----------to----------.


                        Commission File Number 333-48225

                              NBC Acquisition Corp.
             (Exact name of registrant as specified in its charter)

              Delaware                                           47-0793347
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             4700 South 19th Street
                             Lincoln, NE 68501-0529
                    (Address of Principal executive offices)

                                 (402) 421-7300
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    There are no shares of the registrant's voting stock held by non-affiliates of the Registrant.

    There were 1,154,793 shares of Class A Common Stock outstanding as of June 18, 1999.


                    DOCUMENTS INCORPORATED BY REFERENCE: None


                            Total Number of Pages: 60

                             Exhibit Index: Page 60

                                TABLE OF CONTENTS

PART I:

Item 1    Business......................................................... 3
Item 2    Properties.......................................................13
Item 3    Legal Proceedings................................................14
Item 4    Submission of Matters to a Vote of Security Holders..............14

PART II:

Item 5    Market for Registrant's Common Equity and Related
           Stockholder Matters.............................................15
Item 6    Selected Financial Data..........................................15
Item 7    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................17
Item 7A   Quantitative and Qualitative Disclosures about Market Risk.......22
Item 8    Financial Statements and Supplementary Data......................24
Item 9    Changes in and Disagreements with Accountants on
           Accounting and Financial Disc1osure.............................42

PART III:

Item 10   Directors and Executive Officers of the Registrant...............43
Item 11   Executive Compensation...........................................44
Item 12   Security Ownership of Certain Beneficial Owners and Management...47
Item 13   Certain Relationships and Related Transactions...................48

PART IV:

Item 14   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K.........................................49
Signatures.................................................................53
Supplemental Information to be Furnished...................................53
Financial Statement Schedule I - Condensed Financial Information
  (Parent Company Only)....................................................54
Financial Statement Schedule II - Valuation and Qualifying Accounts........59
Exhibit Index..............................................................60

                                     PART I.

                                ITEM 1. BUSINESS.


Recapitalization and Public Registration

     Effective September 1, 1995, Nebraska Book Company, Inc. ("NBC") was acquired in a leveraged buyout by NBC Acquisition Corp. (the "Company"), a corporation owned by investment partnerships affiliated with Olympus Advisory Partners, Inc. and certain other investors (the "1995 Transaction"). The 1995 Transaction was accounted for as a purchase business combination.

    Pursuant to a merger agreement dated January 6, 1998 among the Company; certain shareholders of the Company, including members of senior management; and NBC Merger Corp., a newly created, indirect wholly-owned subsidiary of HWH
Capital Partners, L.P.("HWH"), NBC Merger Corp. merged with and into NBC Acquisition Corp. (the "Merger") with the Company as the surviving corporation. As a result of the Merger, which occurred on February 13, 1998, certain stockholders of the Company received a total of approximately $165.9 million. In addition, upon the consummation of the Merger, NBC repaid approximately $82.0 million of outstanding indebtedness. As a result of the early extinguishment of debt in fiscal 1998, the Company recognized a $4.0 million extraordinary loss, net of taxes.

    Concurrently with the consummation of the Merger, NBC entered into a senior secured credit agreement (the "Credit Agreement") with The Chase Manhattan Bank ("Chase"), as administrative agent, and other lenders providing for the following facilities (the "Senior Credit Facility"): (i) a $50.0 million revolving credit facility maturing on March 31, 2004 which was undrawn at closing (the "Revolving Credit Facility"); (ii) a $27.5 million tranche A term loan, maturing on March 31, 2004 (the "Tranche A Term Loan"); and (iii) a $32.5 million tranche B term loan, maturing on March 31, 2006 (the "Tranche B Term Loan" and, together with the Tranche A Term Loan, the "Term Loans"). In addition, NBC also raised approximately $103.6 million from the issuance of senior subordinated notes (the "Senior Subordinated Notes"). The Company raised a total of $91.6 million, which it contributed to NBC as equity (the "Equity Contribution"), through: (i) the sale of approximately $45.6 million of NBC
Acquisition Corp. Class A Common Stock to HWH; (ii) the reinvestment of approximately $4.4 million in NBC Acquisition Corp. Class A Common Stock by the Company's senior management; and (iii) net proceeds of approximately $41.6 million from the issuance of senior discount debentures (the "Senior Discount Debentures").

    The Merger, the repayment of substantially all of NBC's outstanding indebtedness, the Equity Contribution, the issuance by NBC of the Senior Subordinated Notes, the issuance by the Company of the Senior Discount
Debentures,   NBC's   borrowings  under  the  Senior  Credit  Facility  and  the application of all proceeds thereof are collectively referred to as the "Recapitalization."

    During fiscal 1999, the Company and NBC filed Registration Statements on Form S-4 with the Securities and Exchange Commission for purposes of registering debt securities to be issued in exchange for the Company's Senior Discount Debentures and NBC's Senior Subordinated Notes. The Securities and Exchange Commission declared such Registration Statements effective on July 14, 1998. All notes were tendered in the offer to exchange which was completed on August 13, 1998.

    The Company does not conduct significant activities apart from its investment in NBC. Operational matters discussed in this report, including the acquisition of retail bookstores and other related businesses, refer to operations of NBC. We refer to "the Company" and "NBC" interchangeably when discussing such operational matters.

General

    The Company is one of the largest wholesale distributors of used college textbooks in North America, offering approximately 90,000 textbook titles and selling more than 7.1 million books annually at approximately 2,000 college campuses. In addition, the Company owns or manages 65 bookstores on or adjacent to college campuses through which it sells a variety of new and used textbooks and general merchandise. The Company is also a leading provider of distance education materials to students in nontraditional courses, which include correspondence and corporate education courses. Furthermore, the Company provides the college bookstore industry with a variety of services including in-store promotions, buying programs, marketing services and proprietary information systems. With origins dating to 1915, the Company has built a consistent reputation for excellence in order fulfillment, shipping performance and customer service. For the fiscal year ended March 31, 1999, the Company's revenues were $217.5 million.

    The Company entered the wholesale used textbook market following World War II, when the supply of new textbooks could not meet the demand created by the return of ex-GI students. In 1964, the Company became a national, rather than regional, wholesaler of used textbooks as a result of its purchase of The College Book Company of California. During the 1970's the Company continued its focus on the wholesale business. However, realizing the synergies that exist between wholesale operations and college bookstore operations, in the 1980's it expanded its efforts in the college bookstore market with a new strategy. Under this new strategy the Company operates bookstores on or near larger campuses, typically where the institution-owned college bookstore is contract-managed by a competitor or where the Company does not have a significant wholesale presence. Today, the Company services the college bookstore industry through its wholesale, college bookstore and services operations.

    Wholesale. The Company is one of the largest wholesale distributors of used college textbooks in North America. Its wholesale operations consist primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. The Company purchases used textbooks from and resells them to college bookstores at many of the nation's largest college campuses, including: University of Texas, University of Southern California, Indiana University, University of Arizona, Brigham Young University, University of Washington and University of Minnesota. Historically, because the demand for used textbooks has consistently outpaced supply, the Company's wholesale sales have been determined primarily by the amount of used textbooks that it could purchase. The Company's strong relationships with the management of approximately 2,000 independently-owned college bookstores have provided important access to valuable market information regarding the campus-by-campus supply and demand of textbooks, as well as an ability to procure large quantities of a wide variety of textbooks. The Company provides an internally-developed Buyer's Guide to its customers, which lists over 41,000 textbook titles with such details as author, new copy retail price and the Company's repurchase price.

    College bookstores. College bookstores are the primary outlets for sales of new and used textbooks to students. The Company operates 65 college bookstores on or adjacent to college campuses of which eight are operated on physical premises which are owned by and leased from the educational institution (i.e., "contract-managed"). Its college bookstores are located at some of the nation's largest college campuses including: University of Nebraska, University of Michigan, University of Maryland, Arizona State University, Pennsylvania State University, University of Kansas, Cornell University, Baylor University, Oklahoma State University, University of Tennessee and Ohio University. In addition to generating profits, the Company's college bookstore operations provide an exclusive source of used textbooks for sale across the Company's wholesale distribution network. The Company generally focuses its college bookstore operations at colleges where the Company otherwise would not have a significant representation.

    Complementary Services. In fiscal 1998, the Company completed two acquisitions representing new initiatives for it in the college bookstore industry. In January 1998, the Company acquired Collegiate Stores Corporation ("CSC"), a centralized buying service for over 450 college bookstores across the United States. Through the enhanced purchasing power of such a large group of bookstores, participating bookstores are able to purchase certain general merchandise at lower prices than those that would be paid by the stores individually. Bookstores participating in CSC's programs also provide the Company with another potential source of used textbooks. The Company is in the process of developing incentives underlying the purchase and sale of used textbooks for CSC program participants. With its acquisition of Specialty Books, Inc. ("Specialty Books") in May 1997, the Company entered the distance education market, which consists of providing education materials to students in nontraditional college and other courses (such as correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet). Other services offered to college bookstores include the sale of computer hardware and software, such as the
Company's turnkey bookstore management software, and related maintenance contracts. These services generate revenue and assist the Company in enhancing and developing customer relationships.

Industry Segment Financial Information

    Revenue, operating profit or loss and identifiable assets attributable to each of the Company's industry segments are disclosed in the notes to the financial statements presented in Item 8 of the Company's Form 10-K.

Business Strategy

    The Company's objective is to strengthen its position as a leading provider of products and services to the college bookstore market, thereby increasing revenue and cash flow. In order to accomplish its goal, the Company intends to pursue the following strategies:

    Enhance growth in wholesale operations. The Company expects the stable growth of its wholesale operations to continue, primarily as a result of an expected increase in college enrollments and increased utilization of used textbooks, as well as through the expansion of its own college bookstore network.

    Capitalize on college bookstore opportunities. The Company intends to expand sales for its college bookstore operations by acquiring and opening bookstores at selected college campuses and offering additional specialty products and services at its existing bookstores. The Company also believes there are significant opportunities to improve cash flow at its college bookstores by reducing certain selling, general and administrative expenses and by realizing economies of scale through increased purchasing power for textbooks and general merchandise as a result of its affiliation with CSC.

    Pursue additional growth opportunities. The Company intends to aggressively pursue selected growth opportunities in several related markets, including:

    o Complementary Services. The Company believes that its affiliation with CSC will greatly enhance the Company's sales and marketing capabilities, bolstering growth and positioning the Company as a dominant full-service provider within the college bookstore industry, by increasing its sources of used textbooks and providing access to CSC's marketing programs and capabilities. During its first full year of operations under the control of the Company, CSC contributed net revenues of $1.6 million.

    o Distance Education. The distance education market is growing due to the increased popularity of correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet. Through its acquisition of Specialty Books, the Company believes that it is well positioned to take advantage of this growth trend. During its first full year of operations under the control of the Company, Specialty Books contributed net revenues of $6.0 million.

Industry Overview

    Based on recent industry trade data, the college bookstore industry remains strong, with approximately 5,000 college stores generating annual sales in excess of $8.0 billion to college students and other consumers in North America. Sales of textbooks and other education materials used for classroom instruction comprise approximately two-thirds of this amount. The Company expects this market will continue to grow as a result of anticipated increases in enrollment at U.S. colleges attributable to the children of the baby boom generation entering the college population.

    Wholesale textbook market. The Company believes that used textbooks will continue to be attractive to both students and college bookstores. Used textbooks provide students with a lower-cost alternative to new textbooks and bookstores typically achieve higher margins through the sale of used rather than new textbooks.

    The pricing pattern of textbook publishing accounts for a large part of the growth of the used book market. Because of copyright restrictions, each new textbook is produced by only one publisher, which is free to set the new copy retail price and discount terms to bookstores. Publishers generally offer new textbooks at prices which enable college bookstores to achieve a gross margin of 23.0% to 25.0% on new textbooks. Historically, the high retail costs of new textbooks and the higher margins achieved by bookstores on the sale of used textbooks (approximately 33.0%) have encouraged the growth of the market for used textbooks.

    The used textbook cycle begins with new textbook publishers, who purposely plan obsolescence into the publication of new textbooks. Generally, new editions of textbooks are produced every two to four years. In the first year of a new edition, there are few used copies of a new edition available. In the second and third years, used textbooks become increasingly available. Simultaneously, publishers begin to plan an updated edition. In years four and beyond, at the end of the average life cycle of a particular edition, as publishers cut back on original production, used textbooks generally represent a majority (in unit terms) of the particular edition in use. While the length of the cycle varies by title (and sometimes is indefinite, as certain titles are never updated), the basic supply/demand progression remains fairly consistent.

    The following example illustrates the life cycle of a used textbook as it is purchased from the college bookstore by the wholesaler, then sold back to the college bookstore which resells it to the student who, at the end of the semester, sells it back to the college bookstore (assuming a new copy retail list price of $100.00): The wholesaler begins the cycle by buying the used textbook from the college bookstore for $32.00. The wholesaler will sell the used textbook to the college bookstore for $50.00 or 50.0% of the new copy retail price. The bookstore in turn, sells it to the student for 75.0% of the new copy retail price, or $75.00 (earning a gross margin of 33.0%). This margin compares favorably to the gross margin provided by sales of new textbooks, which historically has been in the range of 23.0 to 25.0%. After using the textbook for the semester, the student sells the book back to the college bookstore for $28.00, and the bookstore again sells the used book to the wholesaler for $32.00, for a net commission of $4.00. The wholesaler's mark-up of $18.00
(selling price of $50.00 less acquisition cost of $32.00) represents a gross margin of 36.0%, not taking into account the periodic increase in prices of new textbooks.

    College bookstores begin to place orders with used textbook wholesalers once professors determine which books will be required for their upcoming courses, usually by the end of May for the fall semester and the end of November for the spring semester. Bookstore operators must first determine their allocation between new and used copies for a particular title but, in most cases, they will order an excessive quantity of used books because: (i) used book demand from students is typically strong and consistent; (ii) many operators only have access to a limited supply from wholesalers and believe that not having used book alternatives could create considerable frustration among students and with the college administration; (iii) bookstore operators earn higher margins on used books than on new books; and (iv) both new and used books are sold with return privileges, eliminating any overstock risk (excluding freight charges) to the college bookstore.

    New textbook ordering usually begins in June, at which time the store operator augments its expected used book supply by ordering new books. By this time, publishers typically will have just implemented their annual price increases. These regular price increases, which historically have run 4.0% to 5.0%, allow the Company and its competitors to buy used textbooks based on old list prices (in May) and to almost simultaneously sell them based on new higher prices, thereby creating an immediate margin increase.

    While price is an important factor in the store operator's purchasing decision, available supply, as well as service, usually determine with which used textbook wholesaler a college bookstore will develop a strong relationship. Pure exclusive supply arrangements in the Company's market are rare. However, used textbook wholesalers that are able to significantly service a college bookstore account typically receive preferential treatment from store operators, both in selling and in buying used textbooks. Since the Company is usually able to sell the vast majority of the used textbooks it is able to purchase, its ability to obtain sufficient supply is the critical factor for the Company's success.

        College bookstore market. College stores generally fall into three categories: (i) institutional - stores that are primarily owned and operated by institutions of higher learning (represent 60.0% of the market); (ii)
contract-managed - stores owned by institutions of higher learning and managed by outside, private companies, typically found on-campus (represent 25.0% of the market); and (iii) independent stores - privately owned and operated stores, generally located off campus (represent 15.0% of the market). In general, the "captive" portion of the college bookstore market includes those contract-managed stores that sell their used textbooks to affiliated companies, and institutional and independent stores to the extent that such used textbooks are repurchased from students and are retained by the bookstore for resale without involving a wholesaler.

    The Company believes that sales at its college bookstores will continue to grow as a result of increased enrollment at colleges and due to the increasing number of products and services offered in these bookstores. In addition, it believes that as a result of the development and implementation of management information systems to improve productivity and customer service, as well as to more easily and efficiently track and manage inventory, the profitability of its college bookstores will increase.

Products and Services

     Wholesale.   The  Company's   wholesale   operations  are  engaged  in  the
procurement and redistribution of textbooks on college campuses across the nation.

    The Company also publishes the Buyer's Guide, which lists over 41,000 textbooks according to author, title, new copy retail price and the Company's repurchase price. The Buyer's Guide is an important part of the Company's inventory control and book procurement system. The Company updates and reprints the Buyer's Guide ten times each year and makes it available in both print and various electronic formats, including on all of the Company's proprietary information systems. A staff of dedicated professionals gathers information from all over the country in order to make the Buyer's Guide into what the Company believes to be the most comprehensive and up-to-date pricing and buying aid for college bookstores. The Company also maintains a database of over 170,000 titles in order to better serve its customers.

    College bookstores. The Company operates 65 college bookstores on or adjacent to college campuses of which eight are contract-managed by the Company. These bookstores sell a wide variety of used and new textbooks, general books and assorted general merchandise, including apparel, sundries and gift items. Over the past three years, revenues of the Company's bookstores from activities other than used and new textbook sales have been between 28.5% and 36.7% of total revenues. The Company has been, and intends to continue, selectively expanding its product offerings at its bookstores in order to increase sales and profitability.

    The college bookstore operations also provide consulting services to other college bookstores. Using their industry experience, the Company's specialists work with college bookstore managers to provide them with systems and support services. The Company offers assistance in areas such as store planning, systems and merchandise layouts.

    Complementary Services. As a result of the Company's acquisition of CSC in January 1998, it is able to offer a variety of products and services to CSC's participating college bookstores. CSC offers apparel and general merchandise through discount programs, develops and executes marketing programs and hosts trade shows at which vendor's showcase their products. As a centralized buying service for over 450 participating college bookstores, CSC has evolved into a buying group with enough purchasing power to compete with larger, multi-location store operators.

    Through a joint venture with American Collegiate Marketing, CSC offers a plastic bag program to college bookstores. This plastic bag program provides bookstores the opportunity to purchase customized bags at a substantial discount while the Company generates a profit due to receipt of revenue from advertising inserts which are placed inside the bags. Other CSC marketing services include a freight savings program, a check authorization program, and retail display allowances for magazine displays.

    CSC also provides an opportunity for interaction and exchange among buyers and between buyers and vendors to the college bookstore market through an annual trade show, which is held in February/March. Vendors pay CSC for the opportunity to attend these trade shows.

    Additionally, a staff of experienced CSC professionals consult with the management of bookstores both by telephone and in person. Services offered include strategic planning, store review, merchandise planning and help with most other operational aspects of the business. While consulting has historically represented a relatively small component of CSC's business, it is nonetheless strategically important to the ongoing success of this aspect of the Company's business.

    With its acquisition of Specialty Books in May 1997, the Company entered the market for distance education products and services. Currently, the Company provides students at over 50 colleges with textbooks and materials for use in distance education courses, and is a leading provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. The Company believes the fragmented distance education market represents an opportunity for the Company to leverage its fulfillment and distribution expertise in a rapidly growing sector. Beyond textbooks, the Company offers services and specialty course materials to distance education students including videotape duplication and shipping, shipping of specialty, nontextbook course materials and a sales and ordering function. Students can order distance education materials from the Company over the Internet. The Company believes it can significantly increase the service operations revenues from distance education products over the next several years.

    Other services offered to college bookstores include services related to the Company's turnkey bookstore management software and the sale of other software and hardware, and related maintenance contracts. These services generate revenue and assist the Company in gaining access to new sources of used textbooks. The Company has an installed base of over 400 college bookstore locations for its textbook management control systems, and it has installed its proprietary total store management system at over 200 college bookstore locations. In total, over 600 college bookstore locations utilize the Company's software products.

Wholesale Procurement and Distribution

    Historically,  because  the  demand  for  used  textbooks  has  consistently exceeded supply, the Company's sales have been primarily determined by the amount of used textbooks that it can purchase. The Company believes that, on average, it is able to fulfill approximately 20% of its demand. As a result, the Company's success has depended primarily on its inventory procurement, and the Company continues to focus its efforts on obtaining inventory. In order to ensure its ability to both obtain and redistribute inventory, the Company's wholesale strategy has emphasized establishing and maintaining strong customer and supplier relationships with college bookstores (primarily, independent and institutional college bookstores) through its employee account representatives. These 45 account representatives (as of March 31, 1999) are responsible for procuring used textbooks from students, marketing the Company's services on campus, purchasing overstock textbooks from bookstores and securing leads for sale of the Company's automation products. The Company has been able to maintain a competitive edge by providing superior service, made possible primarily through the development and maintenance of ready access to inventory, information and supply. Other components of the wholesale strategy and its implementation include: (i) selectively paying a marginal premium relative to competitors to entice students to sell back more books to the Company; (ii) gaining access to competitive campuses (where the campus bookstore is contract-managed by a competitor) by opening off-campus, Company-owned college bookstores; (iii) using technology to gain efficiencies and to improve customer service; (iv) maintaining a knowledgeable and experienced sales force that is customer-service oriented; and (v) providing working capital flexibility for bookstores making substantial purchases.

    The two major used textbook purchasing seasons are at the end of each academic semester, May/June and December/January. Although the Company makes book purchases during other periods, the inventory purchased in May, before publishers announce their price increases in June and July, allows the Company to purchase inventory based on the lower retail prices of the previous year. The combination of this purchasing cycle and the fact that the Company is able to sell its inventory in relation to retail prices for the following year permits the Company to realize additional gross margin. The Company advances cash to its representatives during these two periods, and the representatives in turn buy books directly from students, generally through the on-campus bookstore.

    The prices wholesalers pay for books are a function of a number of factors, including the date on which a new edition is scheduled to be released, the demand pattern for each book, the Company's existing supply and the anticipated overall supply. Suggested purchase prices typically range from 5.0% to 33.0% of the publisher's new copy retail price. The average price paid for books is approximately 22.0% of new copy retail; bookstores and agents earn an additional commission for allowing the Company to purchase books at their facilities. The result is a total cost to the Company of between 8.0% and 40.0% of the new copy retail price.

    After the Company purchases the books, the Company arranges for shipment to one of its two warehouses via common carrier. At the warehouse, the Company refurbishes damaged books and categorizes and shelves all other books in a timely manner, and enters them into the Company's on-line inventory system. The Company, which does business in California under the tradename "College Book Company of California," is the only major national used textbook wholesaler with facilities in California. However, the Company's primary warehouse is located in Nebraska. These two locations function as one facility allowing customers to access inventory at both locations.

    In order to ensure prompt, efficient and accurate order fulfillment, the Company has developed a system of classifying both books and customers in its database. Based on an in-depth analysis of orders received, inventory and publishing trends for the preceding 18 months, the Company rates books on a scale of 1-9, with 9 being the highest rating. A high rating generally indicates that a book is in high demand. Highly rated books move out of inventory quickly, and they produce relatively low gross margins because the Company must pay a relatively higher price to purchase these books from students. In contrast, lower-rated books produce higher margins because the Company pays less to acquire the inventory. If the Company has not received any orders for a book for six months, it gives that title no value for inventory purposes, and if there is no demand for the title in 18 months, the Company may physically remove it from inventory.

    In a similar fashion, the Company also rates customers on a scale of 1-9, based on a combination of how many used books the customer supplies to the Company, whether or not the customer uses the Company's management systems, credit quality and the volume of used books ordered by the customer. The Company does not permit a customer to order a book with a higher rating than the customer's. (For instance, a customer with a rating of 7 is unable to purchase books with a rating of 8 or 9, but is able to order any title with a 7 rating or below.) This system enables the Company to manage its inventory and its relationships effectively despite the constraints placed on it by the fact that demand for used books is greater than supply. The Company rates approximately 80.0% of its inventory 3 or lower, which allows most of its customers to purchase sufficient quantities of even the more popular titles.

    Customers place orders by phone, mail, fax or other electronic method. Upon receiving an order, the Company removes the books from available inventory and holds them for future shipping. Customers may return books within 60 days after the start of classes if a written request is enclosed. Returns currently average approximately 20.1% of sales and generally are attributable to course cancellations or overstocking. The majority of returns are textbooks that the Company is able to resell for the next semester. Because customers may change their orders prior to the shipping date, the Company does not recognize revenue until an order has been shipped.

College Bookstore Operations

    An important aspect of the Company's business strategy is a program designed to reach new customers through the opening of bookstores adjacent to college campuses. In addition to generating sales of new and used textbooks and general merchandise, these outlets enhance the Company's wholesale operations by increasing the inventory of used books purchased from the campus.

    A desirable campus for a Company-operated college bookstore is one on which the Company does not currently buy or sell used textbooks either because a competitor of the Company contract-manages the college's bookstore or the college bookstore does not have a strong relationship with the Company. The
Company generally will not open a location on a campus where it already has a strong relationship with the college bookstore because some college bookstores may view having a competing location as a conflict of interest.

    The Company tailors each bookstore to fit the needs and lifestyles of the campus on which it is located. Individual bookstore managers are given significant planning and managing responsibilities, including, hiring employees, controlling cash and inventory, and purchasing and merchandising product. The Company has staff specialists to assist individual bookstore managers in such areas as store planning, merchandise layout and inventory control.

    As of March 31, 1999 the Company operated 65 college bookstores nationwide, having expanded from 28 bookstores in 1993. During fiscal 1999 the Company purchased/established eight new bookstores located in Miami, Florida; Carbondale, Illinois; Des Moines, Iowa; Louisville, Kentucky; Richmond, Kentucky; Binghamton, New York; and Richmond, Virginia, adding estimated combined annual revenues in excess of $7.0 million. Subsequent to March 31, 1999, NBC acquired Triro Inc., a chain of 17 college bookstores located in Texas, New Mexico, and Arizona. The purchase price consisted of $13.2 million paid to the former shareholders and $1.9 million for the average annual debt level. The actual amount of debt assumed and retired at closing was approximately $3.2 million, which exceeded the average outstanding debt level of $1.9 million due to the seasonal incurrence of debt to fund the buyback of used textbooks at the end of the Spring semester. Offsetting the higher debt balances at Closing was a compensating increase in net asset balances (consisting primarily of inventory). Also subsequent to March 31, 1999, the Company purchased new bookstores located in Daytona Beach, Florida and Orlando, Florida at a cost of approximately $0.8 million and is in the process of starting up new bookstores located in Arlington, Texas; Northridge, California and Johnson City, Tennessee.

    The table below highlights certain information regarding the Company's bookstores opened through March 31, 1999.

                                                                 Approximate
                Bookstores              Bookstores                  Total
                 Open at   Bookstores     Closed                   Square
                Beginning     Added       During   Bookstores      Footage
                of Fiscal    During       Fiscal    at End of       (in
   Fiscal Year    Year     Fiscal Year    Year(1)  Fiscal Year    thousands)
   -----------  ---------  -----------  --------    -----------  -----------
       1994         28          2           0           30           330
       1995         30          5           0           35           364
       1996         35          4           0           39           388
       1997         39         12           1           50           438
       1998         50          9           0           59           474
       1999         59          8           2           65           537

------------

(1) In  fiscal   1997,   the   management   contract   was  not   renewed  on  a
    contract-managed bookstore. In fiscal 1999, the property leases at two bookstore locations expired and were not renewed by the Company.

    The Company plans to increase the number of bookstores in operation by at least three bookstores annually. The bookstore expansion plan will focus on campuses where the Company does not already have a strong relationship with the on-campus bookstore. In determining to open a bookstore, the Company looks at several criteria: (i) a large enough market to justify the Company's efforts (typically this means a campus of at least 10,000 students); (ii) a site in close proximity to campus with adequate parking and accessibility; (iii) the potential of the bookstore to have a broad product mix (larger bookstores are more attractive than smaller bookstores because a full line of general merchandise can be offered in addition to textbooks); (iv) the availability of top-quality management; and (v) certain other factors, including leasehold improvement opportunities and personnel costs.

    The 59 Company bookstores that were opened prior to April 1, 1998 averaged approximately $2.0 million per store in annualized sales and produced sales per gross square foot of approximately $239 for the fiscal year ended March 31, 1999. The Company's bookstores have an average size of 8,300 gross square feet but range in size from 900 to 50,000 square feet. The Company estimates that leasehold improvements, furniture and fixtures, and automation with the Company's PRISM system, the Company's proprietary total-store management system, for new bookstores is approximately $100,000 per bookstore, after giving effect to construction allowances.

Management Information Systems

    The Company has committed substantial resources to its MIS operations. This commitment reflects the Company's belief that it can significantly enhance efficiency, profitability and competitiveness through investments in technology. The Company's MIS operations process order entry, control inventory, generate purchase orders and customer invoices, generate various sales reports and process and retrieve textbook information. All the Company's bookstores operate with state-of-the-art IBM RS/6000s. At the center of its MIS operations are the Company's self-developed, proprietary software programs such as PRISM, its whole store management system, PC-Text, its textbook management and inventory control system, and PC-Trade, which tracks sales data. This software is maintained and continuously enhanced by the Company, which is staffed by an experienced team of development and design professionals. The Company believes that its MIS capabilities will serve the Company's needs for the foreseeable future.

    None of the Company's proprietary software programs are copyrighted, nor does the Company have registered trademarks for the names of its software programs, or for the term "Buyers' Guide." In addition to using its software programs for its own management and inventory control, the Company licenses the use of its software programs to bookstores. Although none of the Company's software programs are material to its business, they enhance the efficiency and cost-effectiveness of the Company's operations, and their use by bookstores that are customers or suppliers of the Company tends to solidify the relationship between the Company and such customers or suppliers, resulting in increased sales or supplies for the Company.

    MIS operations consist of three operating units: (i) the mainframe unit, which develops and supports all systems utilized in the Company's warehouses and corporate offices; (ii) a system sales unit, which markets the Company's college store management systems to colleges; and (iii) the College Bookstore Management Systems ("CBMS"), which develops and supports the systems that are sold to bookstores.

    The Company conducts training courses for all systems users at the Company's headquarters in Lincoln, Nebraska. Classes are small and provide hands on demonstrations of the various systems. Printed reference manuals and training materials also accompany each system. The customer support unit of CBMS is staffed with approximately 25 experienced personnel who are available 24 hours a day to answer questions on a toll-free number.

Customers

    The Company sells its products and services to approximately 2,000 college bookstores in the United States, Canada and Puerto Rico for ultimate use by the students of the respective colleges. The Company has had relationships with its 25 largest wholesale customers (which accounted for approximately 7.1% of fiscal 1999 revenues) for an average of 20 years. No one customer accounted for more than 1.0% of the Company's fiscal 1999 revenues.

    The Company's wholesale operations purchase from and resell used textbooks to many of the nation's largest college campuses including: University of Texas, University of Southern California, Indiana University, University of Arizona, Brigham Young University, University of Washington and University of Minnesota.

    The Company's college bookstores are located on many of the nation's largest college campuses including: University of Nebraska, University of Michigan, University of Maryland, Arizona State University, Pennsylvania State University, University of Kansas, Cornell University, Baylor University, Oklahoma State University, University of Tennessee and Ohio University.

Competition

    The Company's wholesale business competes in the used textbook wholesale distribution market, which includes the sale of all used textbooks purchased from students by an independent third party which are then redistributed through college bookstores. This market represents less than half of the total used textbook market. Sales to contract-managed stores, which do not enter this market because contract-managed stores obtain virtually all of their supply of used textbooks from within their chain of stores under common management, represent approximately a quarter of the total used textbook market. Used textbooks retained by college bookstores, which do not enter this market because the used textbooks are simply resold by the same bookstores that purchased them, represent approximately a third of the total used textbook market.

    The Company's two major competitors in the college store industry and used textbook business are Follett Campus Resources ("Follett") and MBS Textbook Exchange ("MBS"). The Company believes that its market share of the used college textbook wholesale distribution market is comparable to that of Follett and MBS. The remaining competitors are smaller regional companies, including Wallace
College Book Company, Budgetext, Texas Book Company and Southeastern Book Company. Most of the leading companies in the industry also have an established retail presence, either through direct store ownership/operation or through contract-management.

    Many of Follett's college bookstores are located on smaller campuses. The size of the campus and Follett's presence there have precluded potential competitors such as the Company from entering these markets, which in turn affects both the Company's ability to buy books and its ability to add new accounts. However, because it is required to supply used texts to all of its own stores, Follett must balance the demands of its own bookstores with those of its other independent customers.

    MBS is controlled by the same shareholder that controls Barnes & Noble. Consequently, MBS supplies approximately 350 Barnes & Noble college stores. MBS faces the same challenges that Follett faces in supplying existing institutional accounts. MBS has a strong systems division that competes actively with the Company for new customers, and that also fulfills all of the needs of the Barnes & Noble stores.

    The Company's college bookstore operations, eight of which are contract-managed, compete with other college campus bookstores, including the on-campus bookstore in those locations where the Company's bookstore is off-campus. Its two primary competitors in college bookstores are Follett, which contract-manages approximately 580 stores, and Barnes & Noble, which contract-manages approximately 350 stores.

    There is only one centralized buying service that is similar to CSC, the West Coast Buying Association ("WCBA"). Participation by college bookstores in CSC's or WCBA's centralized buying service is voluntary, and college bookstores may, and some do, belong to both buying associations.

     Presently, the Company believes that its largest competitors in the distance education market are Follett and MBS.

    The Company also increasingly competes against the expansion of electronic media as a source of textbook information, such as on-line resources and CD-ROM, which may replace the need for students to purchase textbooks.

Governmental Regulation

    The Company is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and the presence of hazardous substances in the workplace and establish standards for vehicle and employee safety and for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response,
Compensation and Liability Act, the Clear Air Act, the Hazardous Materials Transportation Act and the Occupational Safety and Health Act. Future developments, such as stricter environmental or employee health and safety laws and regulations thereunder, could affect the Company's operations. The Company does not currently anticipate that the cost of its compliance with, or of any foreseeable liabilities under, environmental and employee health and safety laws and regulations will have a material adverse affect on its business or financial condition.

Employees

    As of March 31, 1999 the Company had a total of 2,121 employees, of which 841 are full-time, 185 are part-time and 1,095 are temporary. The Company has no unionized employees and believes that its relationship with its employees is satisfactory.

    In view of the seasonal nature of its wholesale business, the Company utilizes seasonal labor to improve operating efficiency. The Company employs a small number of "flex-pool" workers who are cross-trained in a variety of warehouse functions. Over the past eight years, the Company has employed up to 50 flex-pool workers in the Nebraska and California facilities, thereby enabling the Company to lower its wholesale operating expenses. Temporary employees augment the flex-pool to meet periodic labor demands.


                               ITEM 2. PROPERTIES.

    The Company owns its two warehouses (totaling 244,000 square feet) in Lincoln, Nebraska (one of which is also the location of its headquarters), and leases its 60,000 square foot warehouse in Cypress, California. The Cypress lease expires on August 31, 2002 and has one five-year option to renew.

    Listed below, set forth as of March 31, 1999, are the Company's college bookstores, their location, college served and the school's enrollment. The bookstores are leased by the Company unless otherwise noted:

Institution                              Location       Enrollment(1)        Store Name
------------                             ---------      -------------   ----------------------
University of Alabama                    Tuscaloosa, AL     19,200      The College Store
Northern Arizona University              Flagstaff, AZ      20,400      The College Store
Northern Arizona University              Flagstaff, AZ      20,400      University Text and Tools
Coconino Community College               Flagstaff, AZ       5,500      Coconino Community College
                                                                           Bookstore(2)
Arizona State University                 Tempe, AZ          44,000      The College Store
University of Arizona                    Tucson, AZ         34,000      Arizona Book Store
University of Arkansas-Little Rock       Little Rock, AR    11,300      Campus Bookstore
Miami Dade Community College-Kendall     Miami, FL          18,400      Lemox College Book & Supply
Georgia State University                 Atlanta, GA        24,000      Georgia Book Store
Southern Illinois University             Carbondale, IL     23,000      Saluki Bookstore(2 locations)
Ball Sate University                     Muncie, IN         19,700      Collegiate Book Exchange
Valparaiso University                    Valparaiso, IN      3,500      University Book Center(2)
Drake University                         Des Moines, IA      5,600      University Book Store
                                                                           (2 locations) (2)
University of Kansas                     Lawrence, KS       29,100      University Book Shop
Johnson County Community College         Overland Park, KS  15,000      The College Store
University of Louisville                 Louisville, KY     21,100      College Book Warehouse
Eastern Kentucky University              Richmond, KY       17,500      University Book & Supply
University of Maryland                   College Park, MD   32,500      Maryland Book Exchange
Prince Georges Community College         Largo, MD          12,000      Prince Georges Community
                                                                           College Bookstore(2)
University of Michigan                   Ann Arbor, MI      36,200      Michigan Book & Supply
University of Michigan                   Ann Arbor, MI      36,200      Ulrich's Bookstore


Ferris State University                  Big Rapids, MI      9,500      The College Store
Michigan State University                East Lansing, MI   42,000      The College Store
Kettering Engineering &
   Management Institute                  Flint, MI           2,600      Kettering Campus Store(2)
Eastern Michigan University              Ypsilanti, MI      23,100      Campus Book & Supply
Mankato State University                 Mankato, MN        13,600      Maverick Bookstore
Chadron State College                    Chadron, NE         3,000      Eagle Book Shoppe
University of Nebraska - Kearney         Kearney, NE         8,000      The Antelope Bookstore(2)
University of Nebraska - Lincoln         Lincoln, NE        24,000      Nebraska Bookstore(2 locations)
Nebraska Wesleyan University             Lincoln, NE         1,400      Plainsman Bookstore(2)
Wayne State College                      Wayne, NE           4,000      Student Bookstore
University of Nevada Las Vegas           Las Vegas, NV      21,300      Rebelbooks
State University of New York - Buffalo   Amherst, NY        25,000      The College Store
State University of New  York -
   Binghamton                            Vestal, NY         11,800      Bookbridge
Cornell University                       Ithaca, NY         19,600      Triangle Book Shop
University of Akron                      Akron, OH          25,000      The College Store
Ohio University                          Athens, OH         19,200      Specialty Books
Wright State University                  Fairborn, OH       16,200      The College Store
Oklahoma State University                Stillwater, OK     19,200      Cowboy Book
Indiana University of Pennsylvania       Indiana, PA        14,000      The College Store
University of Pittsburgh                 Pittsburgh, PA     25,500      The College Store
Pennsylvania State University            State College, PA  40,500      University Book Centre
College of Charleston                    Charleston, SC     10,000      University Books of
                                                                          Charleston
Columbia College                         Columbia, SC        1,200      C-Squared Bookstore(2)
University of South Carolina             Columbia, SC       26,000      South Carolina Bookstore
                                                                          (2 locations)
University of Tennessee                  Knoxville, TN      26,000      Campus Bookstore
University of North Texas                Denton, TX         25,200      Voertman's
University of Texas - Pan American and                      12,700 &
   South Texas Community College         Edinburg, TX        7,200      South Texas Book & Supply
North  Harris County Community College   Houston, TX         9,200      College Bookstore
Texas Tech University                    Lubbock, TX        24,800      Spirit Shop
Texas Tech University                    Lubbock, TX        24,800      Double T Bookstores (3 locations)
San Antonio College, St. Philip's                           22,000;
   College, and Palo Alto                                    8,300; &
   College                               San Antonio, TX     7,100      L&M
University of Texas - San Antonio        San Antonio, TX    17,600      L&M - UTSA
Southwest Texas State                    San Marcos, TX     21,000      Colloquium Books (2 locations)
Baylor University                        Waco, TX           12,400      University Bookstore and
                                                                          Spirit Shop
Virginia  Polytechnic and
   State University                      Blacksburg, VA     24,800      Tech Bookstore
Old Dominion University                  Norfolk, VA        18,000      Dominion Bookstore
Virginia Commonwealth University         Richmond, VA       22,400      The College Store

------------
(1) Source: National Association of College Stores. Includes part-time students.

(2) Denotes    properties    leased    from    the    educational    institution
    ("contract-managed"   stores).   One  location  at  Drake  University  is  a
    contract-managed store.


                           ITEM 3. LEGAL PROCEEDINGS.

    From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company believes that currently it is not a party to any litigation the outcome of which would have a material adverse affect on its financial condition or results of operations. The Company maintains insurance coverage against claims in an amount which it believes to be adequate.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No items were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1999.

                                     PART II


 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    On December 11, 1998, the Company granted nonqualified stock options to purchase 13,200 shares of the Company's Class A Common Stock at an exercise price of $52.47 per share ("Founder's Price"). Such options, available under the NBC Acquisition Corp. 1998 Stock Option Plan, were granted to 57 employees of NBC. Twenty-five percent of options granted were exercisable on December 11, 1998, while the remaining options become exercisable in 25% increments on December 11, 1999, 2000, and 2001.

    On January 4, 1999, the Company granted options to purchase 9,530 shares of the Company's Class A Common Stock at an exercise price of $52.47 per share. Such options, available under the NBC Acquisition Corp. 1998 Performance Stock Option Plan, were granted to NBC's Chief Operating Officer. The options become exercisable in 25% increments on March 31, 1999, 2000, 2001 and 2002.

    On January 13, 1999, the Company issued 4,765 shares of its Class A Common Stock to NBC's Chief Operating Officer at a price of $52.47 per share, receiving $25,000 in cash and a $225,000 note maturing January, 2009 and bearing interest at 5.25% per year.

    The aforementioned transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). No underwriters were involved in these transactions. As of June 18, 1999, based upon the number of holders on record, there were nine holders of the Company's Class A Common Stock. As discussed in Item 7, "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data", the payment of dividends is subject to various restrictions under the Company's debt instruments. As a result, the Company has declared no dividends on its Class A Common Stock during fiscal 1998 and 1999. There is no established public trading market for the Company's Class A Common Stock.

    Although amended Registration Statement No.'s 333-48225 and 333-48221 were filed and became effective in fiscal 1999, disclosure regarding the use of proceeds pursuant to Rule 463 of the Securities Act of 1933 is not required in as such registration statements provided for the registering of debt securities to be exchanged for other debt securities of the Company.


                        ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth selected historical consolidated financial and other data of the Company and its predecessor as of and for the fiscal years ended March 31, 1999, 1998 and 1997, the seven and five month periods ended March 31, 1996 and August 31, 1995, respectively, and the fiscal year ended March 31, 1995. The selected historical consolidated financial data was derived from the audited consolidated financial statements of the Company and its predecessor. The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes thereto included in Item 8 herein.


                                           Successor(1)                 Predecessor
                                  ---------------------------- --------------------------------
                                                                  Seven       Five      Fiscal
                                                                  Months     Months      Year
                                                                  Ended      Ended      Ended
                                  Fiscal Years Ended March 31,   March 31,  August 31,  March 31,
                                     1999       1998      1997     1996       1995       1995
                                  ---------- --------- --------- --------- ---------  ---------
Statement of Operations Data:                            (dollars in thousands)
Revenues                          $ 217,516  $ 198,773 $ 172,600 $ 79,423  $ 83,328   $ 149,227
Cost of sales                       137,709    125,632   110,466   51,866    52,753      96,317
                                  ---------- --------- --------- --------- ---------  ---------
    Gross profit                     79,807     73,141    62,134   27,557    30,575      52,910
Operating expenses:
  Selling, general, and
    administrative                   51,547     47,081    39,491   22,517    14,729      35,325
  Depreciation                        2,393      2,531     2,706      904       872       1,889
  Amortization                        6,149      5,626     4,072    2,259         -           -
  Stock compensation costs                -      8,278       297       82         -           -
                                  ---------- --------- --------- --------- ---------  ---------
    Income from operations           19,718      9,625    15,568    1,795    14,974      15,696
Other expenses (income):
  Interest expense                   22,854     11,938    10,760    6,035       952         766
  Interest income                      (351)      (328)     (561)    (433)      (51)       (224)
  Other income (2)                   (1,100)      (512)     (390)    (339)     (469)       (416)
                                  ---------- --------- --------- --------- ---------  ---------
    Income (loss) before income
    taxes and extraordinary item     (1,685)    (1,473)    5,759   (3,468)   14,542      15,570
Income tax expense (benefit)            574         58     2,325     (967)    5,583       5,950
                                  ---------- --------- --------- --------- ---------  ---------
    Income (loss) before
    extraordinary item               (2,259)    (1,531)    3,434   (2,501)    8,959       9,620
Extraordinary loss on
extinguishment of debt,
net of taxes                              -     (4,021)        -        -         -           -
                                  ---------- --------- --------- --------- ---------  ---------
    Net income (loss)               $(2,259) $  (5,552)$   3,434 $ (2,501) $  8,959   $   9,620
                                  ========== ========= ========= ========= =========  =========

Earnings (loss) per share (3):
  Basic:

    Income (loss) before
      extraordinary item            $ (2.37)  $ (0.59)   $ 1.23   $ (0.89)
    Extraordinary loss on
      extinguishment of debt              -     (1.57)        -         -
                                  ---------- --------- --------- ---------
    Net income (loss)               $ (2.37)  $ (2.16)   $ 1.23   $ (0.89)
                                  ========== ========= ========= =========
  Diluted:
    Income (loss) before
      extraordinary item            $ (2.37)  $ (0.59)   $ 1.16   $ (0.89)
    Extraordinary loss on
      extinguishment of debt              -     (1.57)        -         -
                                  ---------- --------- --------- ---------
    Net income (loss)               $ (2.37)  $ (2.16)   $ 1.16   $ (0.89)
                                  ========== ========= ========= =========

Other Data:
  EBITDA (4)                       $ 29,360  $ 26,572  $ 23,033 $   5,379  $ 16,315  $ 18,001
  Net cash flows from operating
    activities                       10,296    (2,842)   10,774     3,423     1,643    10,009
  Net cash flows from financing
    activities                       (6,976)   10,220    (7,471)  116,063       437    (2,087)
  Net cash flows from investing
    activities                       (5,067)  (11,548)   (3,427) (109,385)      371    (8,255)
  Capital expenditures                2,842     3,690     2,243       838       801     8,260
  Business acquisition
    expenditures (5)                  2,086     7,714     1,252       551         -       100
  Number of bookstores open at
    end of the period                    65        59        50        39        36        35

Balance Sheet Data
(At End of Period):
  Cash and cash equivalents        $  4,060  $  5,807  $  9,977 $  10,101  $  4,741  $  2,291
  Working capital                    55,470    54,053    55,936    52,469    43,879    32,781
  Total assets                      142,907   152,145   127,169   129,023    92,505    75,179
  Total debt, including current
    maturities                      219,904   221,597    79,524    86,712     9,376     8,940


(1) Effective February 13, 1998, the Company consummated a merger among NBC Merger Corp., the Company and certain shareholders of the Company pursuant to which the Company's outstanding debt and stock were restructured. Following the Recapitalization, the results of operations of the Company included higher interest costs due to the financing of the Recapitalization, and in fiscal 1998, non-recurring charges associated with the extinguishment of debt and buyout of stock options. Effective September 1, 1995, the Company purchased all the outstanding capital stock of Nebraska Book Company, Inc. in a transaction accounted for as a purchase business combination. Following this transaction, the consolidated results of operations of the Company contained higher interest costs due to the financing of the acquisition and higher amortization expense for goodwill and other intangibles created by the acquisition.

(2)  Other  income   primarily   represents   recurring  income  from  ancillary
     activities of the Company.

(3) Earnings (loss) per share has not been presented for the five months ended August 31, 1995 and for the fiscal year ended March 31, 1995, as such presentation would not be meaningful.

(4) EBITDA is defined as income from operations plus other income, depreciation, amortization and non-cash charges relating to stock based compensation expense in the amounts of $8,278 and $297 for the years ended March 31, 1998 and 1997, respectively, and $82 for the seven months ended March 31, 1996. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. EBITDA should not be considered by investors as an indicator of cash flows from operating activities, investing activities and financing activities as determined in accordance with generally accepted accounting principles. Items excluded from EBITDA, such as depreciation and amortization, are significant components in understanding and assessing the Company's financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other issuers.

(5)  Business  acquisition   expenditures   represent   established   businesses
     purchased by the Company.



       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Fiscal Year Ended March 31, 1999 Compared with Fiscal Year Ended March 31, 1998.

     Revenues. Revenues for the years ended March 31, 1999 and 1998 and the corresponding increase (decrease) in revenues were as follows:

                                                            Increase (Decrease)
                                 1999           1998          Amount  Percentage
                             ------------- -------------- ----------- ----------
Wholesale operations         $ 97,430,134  $  90,595,190  $  6,834,944   7.5%
College bookstore operations  120,745,188    110,584,757    10,160,431   9.2%
Complementary services         12,362,403      9,597,812     2,764,591  28.8%
Intercompany eliminations     (13,021,413)   (12,004,821)   (1,016,592)  8.5%
                             ------------- -------------- ------------- ------
                             $217,516,312  $ 198,772,938  $ 18,743,374   9.4%
                             ============= ============== ============= ======

    Wholesale sales for fiscal 1999 increased to $97.4 million from $90.6 million for fiscal 1998. The increase in wholesale sales was due primarily to publisher price increases averaging 4% and product mix. College bookstore sales for fiscal 1999 increased to $120.7 million from $110.6 million for fiscal 1998. The increase in college bookstore sales was a result of same store sales increases of 2.6% combined with the nine bookstores opened or acquired during fiscal 1998, and the eight bookstores opened or acquired during fiscal 1999. Complementary services sales for fiscal 1999 increased to $12.4 million from $9.6 million for fiscal 1998 due to the acquisitions of Specialty Books on May 1, 1997 and Collegiate Stores Corporation on January 23, 1998. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

    Gross profit. Gross profit for fiscal 1999 increased $6.7 million, or 9.1%, to $79.8 million from $73.1 million for fiscal 1998. This increase was primarily due to higher revenues. Gross margin percent remained relatively constant at 36.7% for fiscal 1999 as compared to 36.8% for fiscal 1998.

    Selling, general and administrative expenses. Selling, general and administrative expenses for fiscal 1999 increased $4.4 million, or 9.5%, to $51.5 million from $47.1 million for fiscal 1998. Selling, general and administrative expenses as a percentage of revenues remained stable at 23.7% for fiscal 1999 and fiscal 1998. The increase in expenses resulted primarily from the higher expense base associated with the Company's expansion of its college bookstore operations in fiscal 1999 and the full year effect of the fiscal 1998 bookstore and complementary services expansions.

    Amortization expense. Amortization expense for the fiscal year ended March 31, 1999 increased $0.5 million, or 9.3%, to $6.1 million from $5.6 million for the fiscal year ended March 31, 1998. This increase resulted primarily from a full year of amortization on the goodwill associated with the fiscal 1998 acquisitions and amortization on the goodwill associated with the bookstores acquired in fiscal 1999.

    Stock compensation costs. There were no stock compensation costs for the fiscal year ended March 31, 1999 as compared to $8.3 million in stock compensation costs for the fiscal year ended March 31, 1998. This decrease is primarily the result of the stock options bought out in fiscal 1998 in connection with the Recapitalization. There was no compensation cost associated with the stock options granted in fiscal 1999 since the exercise price was equal to the estimated fair value of the Company's Class A Common Stock on the date of grant (measurement date). The fair value of options granted was estimated at the date of grant based upon the buy-out price as part of the Recapitalization on February 13, 1998.

    Interest expense, net. Interest expense, net for fiscal 1999 increased $10.9 million, or 93.8%, to $22.5 million from $11.6 million for fiscal 1998 as a result of the impact of a full year of interest expense associated with the additional debt incurred relating to the Recapitalization, which occurred on February 13, 1998.

    Other income. Other income for fiscal 1999 increased $0.6 million, or 114.9%, to $1.1 million from $0.5 million for fiscal 1998 primarily as a result of the full year effect of income from ancillary activities at Specialty Books and CSC.

    Extraordinary loss on extinguishment of debt. During fiscal 1998, the Company recorded an extraordinary loss of $6.5 million and an associated tax benefit of $2.5 million as a result of early extinguishment of substantially all of its previously outstanding debt as part of the Recapitalization.

    Income taxes. Income taxes for fiscal 1999 were recorded at an effective tax rate of 34.1% as compared with an effective tax rate of 4.0% for fiscal 1998. In both fiscal years, the tax benefit generated by the loss from operations was reduced as a result of non-deductible amortization on goodwill associated with recent acquisitions and a change in estimate of income tax liabilities.

Fiscal Year Ended March 31, 1998 Compared with Fiscal Year Ended March 31, 1997.

     Revenues. Revenues for the years ended March 31, 1998 and 1997 and the corresponding increase (decrease) in revenues were as follows:

                                                            Increase (Decrease)
                                1998           1997          Amount   Percentage
                            ------------- -------------- ------------- -------
Wholesale operations        $ 90,595,190  $  84,487,476  $  6,107,714    7.2%
College bookstore operations 110,584,757     92,507,974    18,076,783   19.5%
Complementary services         9,597,812      4,921,922     4,675,890   95.0%
Intercompany eliminations    (12,004,821)    (9,317,179)   (2,687,642)  28.8%
                            ------------- -------------- ------------- ------
                            $198,772,938  $ 172,600,193  $ 26,172,745   15.2%
                            ============= ============== ============= ======

    Wholesale sales for fiscal 1998 increased to $90.6 million from $84.5 million for fiscal 1997. The increase in wholesale sales was due primarily to publisher price increases averaging 4% and unit volume sales growth of 3%. In part, this unit growth resulted from an increase in the number of college bookstores operated by the Company, which increased the Company's ability to procure book inventory, contributing an additional $1.5 million in purchases from this source. College bookstore sales for fiscal 1998 increased to $110.6 million from $92.5 million for fiscal 1997. The increase in college bookstore sales was a result of same store sales increases of 12.6% combined with the nine bookstores opened or acquired during fiscal 1998 and the full year effect of stores opened or acquired in fiscal 1997. Complementary services sales for fiscal 1998 increased to $9.6 million from $4.9 million for fiscal 1997 due to the acquisitions of Specialty Books on May 1, 1997 and Collegiate Stores Corporation on January 23, 1998. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

    Gross profit. Gross profit for fiscal 1998 increased $11.0 million, or 17.7%, to $73.1 million from $62.1 million for fiscal 1997. This increase was primarily due to higher revenues, combined with an increase in gross margin percent. Gross margin for fiscal 1998 increased to 36.8% from 36.0% for fiscal 1997. This increase was primarily due to an increase of $2.4 million in used textbook sales through the Company's bookstores, which generates an average gross margin of 58% compared to an average gross margin of 37% for wholesale sales.

    Selling, general and administrative expenses. Selling, general and administrative expenses for fiscal 1998 increased $7.6 million, or 19.2%, to $47.1 million from $39.5 million for fiscal 1997. Selling, general and administrative expenses as a percentage of revenues increased to 23.7% for fiscal 1998 from 22.9% for fiscal 1997. These increases resulted primarily from the higher expense base associated with the Company's expansion of its college bookstore operations in fiscal 1998 and the full year effect of the fiscal 1997 bookstore expansion.

    Amortization expense. Amortization expense for the fiscal year ended March 31, 1998 increased $1.5 million, or 38.2%, to $5.6 million from $4.1 million for the fiscal year ended March 31, 1997. This increase resulted primarily from a full year of amortization on the goodwill associated with the bookstores acquired in fiscal 1997 and amortization on the goodwill associated with the fiscal 1998 acquisitions.

    Stock compensation costs. Stock compensation costs for the fiscal year ended March 31, 1998 increased $8.0 million to $8.3 million from $0.3 million for the fiscal year ended March 31, 1997. This increase is the result of the stock options bought out in connection with the Recapitalization.

    Interest expense, net. Interest expense, net for fiscal 1998 increased $1.4 million, or 13.8%, to $11.6 million from $10.2 million for fiscal 1997 as a result of the additional debt incurred relating to the Recapitalization, which occurred on February 13, 1998.

    Extraordinary loss on extinguishment of debt. During fiscal 1998, the Company recorded an extraordinary loss of $6.5 million and an associated tax benefit of $2.5 million as a result of early extinguishment of substantially all of its previously outstanding debt as part of the Recapitalization.

    Income taxes. Income taxes for fiscal 1998 were recorded at an effective tax rate of 4.0% as compared with an effective tax rate of 40.4% for fiscal 1997. The fiscal 1998 tax benefit generated by the loss from operations was reduced as a result of non-deductible amortization on goodwill associated with recent acquisitions and a change in estimate of income tax liabilities.

Liquidity and Capital Resources

    The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, and for capital expenditures. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under NBC's Revolving Credit Facility. At March 31, 1999, the Company's total indebtedness was approximately $219.9 million, consisting of approximately $58.7 million in Term Loans, $110.0 million of the Senior Subordinated Notes, $50.6 million of the Senior Discount Debentures and $0.6 million of other indebtedness.

    Principal and interest payments under the Senior Credit Facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. Under the terms of the Tranche A and B Loans, NBC is scheduled to make principal payments totaling approximately $5.6 million in fiscal 2000, $4.2 million in fiscal 2001, $6.0 million in fiscal 2002, $6.5 million in fiscal 2003, $8.1 million in fiscal 2004, $10.7 million in fiscal 2005 and $17.6 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility) towards Tranche A and B Loan principal balances. The aforementioned scheduled principal payments have been adjusted to reflect an anticipated excess cash flow payment for the year ended March 31, 1999 of approximately $3.6 million, which is due September 29, 1999 and is included in the current maturities of long-term debt in the Company's consolidated financial statements. Loans under the Senior Credit Facility bear interest at floating rates based upon the interest rate option selected by NBC. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008. The Senior Discount Debentures require semi-annual interest payments commencing August 15, 2003 at a fixed rate of 10.75% and mature on February 15, 2009.

    The Company's capital expenditures were $2.8 million, $3.7 million, and $2.2 million for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. The Company estimates that for fiscal 2000, approximately $2.5 million of capital expenditures will be required, primarily for maintenance. Capital expenditures consist primarily of bookstore opening costs, bookstore renovations and miscellaneous maintenance requirements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

    Business acquisition expenditures were $2.1 million, $7.7 million, and $1.3 million for the fiscal years ended March 31, 1999, 1998, and 1997, respectively. Of the $7.7 million in business acquisition expenditures made for the fiscal year ended March 31, 1998, approximately $6.2 million pertains to the acquisitions of CSC, Specialty Books, and four South Carolina college bookstores. The Company estimates that for fiscal 2000, it will make approximately $18.0 million of business acquisition expenditures, including the acquisition expenditures occurring subsequent to March 31, 1999 discussed in
Item 8, "Financial Statements and Supplementary Data" (Note P to the consolidated financial statements).

    Excluding the sale of additional shares of the Company's Class A Common Stock to finance certain acquisition expenditures occurring subsequent to March 31, 1999 (discussed in Item 8, "Financial Statements and Supplementary Data"), the Company's principal sources of cash to fund its future liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility. Net cash flows provided from (used in) operating activities for the year ended March 31, 1999 were $10.3 million, an increase of $13.1 million from $(2.8) million for the year ended March 31, 1998. This increase was primarily due to the combination of higher uses of cash in fiscal 1998 to fund increases in working capital, stock compensation in excess of $8.0 million paid out in fiscal 1998 in conjunction with the Recapitalization, and a $3.0 million increase in cash interest paid during fiscal 1999 as a result of the additional debt incurred in conjunction with the Recapitalization in fiscal 1998. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each semester (May and December). For the year ended March 31, 1999, weighted-average borrowings under the Revolving Credit Facility approximated $12.0 million, with actual borrowings ranging from a low of no borrowings to a high of $35.4 million.

    Access to the Company's principal sources of cash is subject to various restrictions. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory. The Senior Credit Facility restricts the Company's ability to make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) after August 15, 2003 in an amount not to exceed the amount of interest required to be paid on the Senior Discount Debentures and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes due by the Company. The indenture governing the Senior Discount Debentures (the
"Indenture") restricts the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to pay dividends or make other

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

    As of March 31, 1999, NBC could borrow up to $32.4 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at March 31, 1999. Additionally, in conjunction with one of the bookstores acquired during fiscal 1999, NBC established an irrevocable standby letter of credit for $90,000 which expires October 29, 1999. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations contained in the Senior Credit Facility.

Seasonality

    The Company's wholesale and bookstore operations experience two distinct selling periods and the wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in August and December. The buying periods for the wholesale operations occur at the end of each school semester in late December and May. In fiscal 1999, approximately 45% of the Company's annual revenues occurred in the second fiscal quarter (July-September), while approximately 25% of the Company's annual revenues occurred in the fourth fiscal quarter (January-March). The primary selling periods for the bookstore operations are in September and January. Accordingly, the Company's working capital requirements fluctuate throughout the year, increasing substantially at the end of each semester, in May and December, as a result of the buying periods. The Company funds its working capital requirements primarily through a revolving credit facility, which historically has been repaid with cash provided from operations.

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

Impact of Year 2000

    Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those programs may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This problem could cause a system failure or miscalculations resulting in disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar routine business activities.

    The Company has completed an assessment of the impact of the Year 2000 Issue on its operations, and has been modifying and will continue to modify and replace portions of its software so that its internal computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has been addressing the Year 2000 Issue consistently as part of its regular program of updating and rewriting its internal corporate applications during the last eight years. As a result, all of the Company's own retail applications, including those marketed and sold to independent college bookstores, have been modified and tested completely. Since Year 2000 Issue modifications were integrated with regular operations, no significant additional costs were incurred in conjunction with such modifications.

    The only internal corporate application that remains to be addressed is the general ledger application, which the Company is currently in the process of modifying internally. The Company expects the cost to modify its current general ledger software will not be significant. The Company plans to have such modifications in place by September 1, 1999.

    The Company is currently in the process of identifying and evaluating potential risks associated with the Year 2000 Issue on non-information technology systems (i.e., telecommunications, heating and cooling, security, electrical, and freight). Although potentially disruptive, management does not believe that such Year 2000 Issue system difficulties will adversely affect day-to-day operations at the Company's retail locations. In a most likely worst case scenario, difficulties encountered with the telecommunications and freight systems could potentially hinder the Company's ability to receive and ship wholesale orders. Contingency plans are being developed to minimize the effect of any such disruptions on day-to-day operations.

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

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

    This Annual Report on Form 10-K contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by or that include the words "may," "believes," "experts," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition; ability to integrate recent acquisitions; loss or retirement of key members of management; increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in general economic conditions and/or in the markets in which the Company competes or may, from time to time, compete; and other risks detailed in the Company's Securities and Exchange Commission filings, in particular the Company's Registration Statement on Form S-4 (No. 333-48225), all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in LIBOR interest rates. Of the $219.9 million in long-term debt outstanding at March 31, 1999, approximately $58.7 million is subject to fluctuations in the LIBOR rate. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Debentures) and by entering into interest rate swap agreements to effectively convert the Company's variable rate debt into fixed rate debt. During fiscal 1999, NBC entered into separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate Tranche A and B Term Loans have been effectively converted into debt with a fixed LIBOR rate of 5.815% plus an applicable margin (as defined in the Senior Credit Facility Agreement). The current notional amount under each agreement is approximately $29.3 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and B Term Loans. NBC is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. NBC anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

    The following table presents quantitative information about the Company's market risk sensitive instruments (the weighted average variable rates are based on implied forward rates in the yield curve at March 31, 1999):

                   Fixed Rate Debt      Variable Rate Debt   Variable to Fixed Interest Rate Swaps
                ---------------------  --------------------- -------------------------------------
                              Weighted               Weighted                 Weighted
                              Average                Average                  Average
                 Principal    Interest  Principal    Interest   Notional     Pay/Receive
                Cash Flows     Rate    Cash Flows(1)   Rate      Amounts        Rates
                ------------  -------  ------------  -------  -------------  -----------
Fiscal Year
Ended March 31:
2000           $     16,913    9.39%   $ 5,627,925    7.49%   $ 57,286,458   5.81% / 5.10%
2001                 18,824    9.43%     4,232,843    7.90%     53,471,354   5.81% / 5.51%
2002                 20,949    9.48%     5,997,521    8.13%     48,170,833   5.81% / 5.72%
2003                 23,317    9.53%     6,486,384    8.27%     41,413,542   5.81% / 5.85%
2004                 25,950    9.57%     8,084,133    8.47%     12,275,000   5.81% / 5.95%
Thereafter      186,463,874    9.68%    28,258,694    8.76%              -            -
                ------------  -------  ------------  -------  -------------  -------------
Total          $186,569,827    9.58%   $58,687,500    8.12%   $212,617,187   5.81% / 5.54%
                ============  =======  ============  ======= =============   =============

Fair Value     $162,522,662      -     $58,687,500       -    $   (564,380)           -
                ============           ============          =============


(1) Principal cash flows represent scheduled principal payments and are adjusted for anticipated excess cash flow payments (as defined in the Credit Agreement underlying the Senior Credit Facility) to be applied toward principal balances. For Fiscal 1999, the excess cash flow payment approximates $3.6 million and is due September 29, 1999.

             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements of NBC Acquisition Corp. for the Years Ended March 31, 1999, 1998, and 1997

Independent Auditors' Report...............................................25

Consolidated Balance Sheets............................................... 26

Consolidated Statements of Operations......................................27

Consolidated Statements of Stockholders' Equity (Deficit)..................28

Consolidated Statements of Cash Flows......................................29

Notes to Consolidated Financial Statements.................................30

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NBC Acquisition Corp.
Lincoln, Nebraska

    We have audited the accompanying consolidated balance sheets of NBC Acquisition Corp. and subsidiary as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NBC Acquisition Corp. and subsidiary as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Omaha, Nebraska
May 22, 1999
(June 4, 1999 as to Note P)

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                              March 31,
                                                         1999           1998
                                                     -------------- ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $   4,059,660  $  5,806,890
  Receivables                                          20,838,546    21,383,146
  Inventories                                          49,878,561    48,810,714
  Recoverable income tax                                    4,902     4,374,048
  Deferred income tax benefit                           1,468,156     1,183,529
  Prepaid expenses and other assets                       376,748       189,950
                                                    -------------- ------------
    Total current assets                               76,626,573    81,748,277

PROPERTY AND EQUIPMENT                                 31,212,534    28,716,839
  Less accumulated depreciation                        (8,024,049)   (5,984,932)
                                                    -------------- -------------
                                                       23,188,485    22,731,907

GOODWILL AND OTHER INTANGIBLES, net of amortization    38,778,577    44,866,800

OTHER ASSETS                                            4,313,208     2,798,270
                                                    -------------- ------------

                                                    $ 142,906,843  $152,145,254
                                                    ============== ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                  $   9,200,870  $ 14,418,843
  Accrued employee compensation and benefits            3,825,893     3,797,242
  Accrued interest                                      1,426,509     1,788,547
  Accrued expenses                                        681,725       498,740
  Deferred revenue                                        376,556       463,917
  Current maturities of long-term debt                  5,644,838     1,327,696
  Revolving credit facility                                     -     5,400,000
                                                     ------------  ------------
     Total current liabilities                         21,156,391    27,694,985

LONG-TERM DEBT, net of current maturities             214,259,143   214,869,495

OTHER LONG-TERM LIABILITIES                               191,074       150,604

COMMITMENTS (Note J)

STOCKHOLDERS' DEFICIT (Note A):
  Class A common stock,  voting,  authorized
   5,000,000  shares of $.01 par value;
   issued  and outstanding  957,792 and 953,027
   shares at March 31, 1999 and 1998, respectively          9,578         9,530

  Additional paid-in capital                           49,275,087    49,025,135
  Notes receivable from stockholders                     (332,630)     (211,800)
  Retained deficit                                   (141,651,800) (139,392,695)
                                                     ------------  ------------
     Total stockholders' deficit                      (92,699,765)  (90,569,830)
                                                     ------------  ------------

                                                    $ 142,906,843 $ 152,145,254
                                                    ============= =============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                               Year Ended March 31,

                                          1999           1998         1997
                                       -----------   ------------  ------------
REVENUES, net of returns              $217,516,312   $198,772,938  $172,600,193

COSTS OF SALES                         137,709,320    125,632,403   110,465,930
                                       -----------    -----------   -----------
  Gross profit                          79,806,992     73,140,535    62,134,263

OPERATING EXPENSES:
  Selling, general and administrative   51,546,776     47,080,571    39,491,174
  Depreciation                           2,392,701      2,531,181     2,705,687
  Amortization                           6,148,971      5,626,334     4,072,450
  Stock compensation costs                       -      8,277,748       296,642
                                       -----------    -----------   -----------
                                        60,088,448     63,515,834    46,565,953
                                       -----------    -----------   -----------
INCOME FROM OPERATIONS                  19,718,544      9,624,701    15,568,310

OTHER EXPENSES (INCOME):
  Interest expense                      22,854,164     11,937,787    10,760,139
  Interest income                         (351,231)      (328,750)     (561,494)
  Other income                          (1,099,766)      (511,812)     (389,446)
                                       -----------    -----------   -----------
                                        21,403,167     11,097,225     9,809,199

INCOME (LOSS) BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                  (1,684,623)    (1,472,524)    5,759,111

INCOME TAX EXPENSE                         574,482         58,188     2,324,619
                                       -----------    -----------   -----------
INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                      (2,259,105)    (1,530,712)    3,434,492

EXTRAORDINARY LOSS ON EXTINGUISHMENT
  OF DEBT (net of income tax benefit
  of $2,460,238)                                -      (4,020,893)            -
                                       -----------    -----------   -----------
NET INCOME (LOSS)                      $(2,259,105)   $(5,551,605)  $ 3,434,492
                                       ===========    ===========   ============
EARNINGS (LOSS) PER SHARE (Note O):
Basic:
  Income (loss) before
    extraordinary item                     $ (2.37)       $ (0.59)       $ 1.23
  Extraordinary loss on extinguishment
    of debt                                      -          (1.57)            -
                                       -----------    -----------   -----------
  Net income (loss)                        $ (2.37)       $ (2.16)       $ 1.23
                                       ===========    ===========   ============

Diluted:
  Income (loss) before
   extraordinary item                      $ (2.37)       $ (0.59)       $ 1.16
  Extraordinary loss on extinguishment
   of debt                                       -          (1.57)            -
                                       -----------    -----------   -----------
  Net income (loss)                        $ (2.37)       $ (2.16)       $ 1.16
                                       ===========    ===========   ============


See notes to consolidated financial statements.


NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------

                                                             Notes
                           Common    Common    Additional   Receivable    Retained
                           Stock      Stock      Paid-in      From        Earnings
                             A          B        Capital   Stockholders   (Deficit)        Total
                         ---------  --------  ------------  ----------  -------------   -----------
BALANCE, April 1, 1996   $ 27,519     $ 481   $ 30,972,000  $ (236,110) $ (2,501,203)  $ 28,262,687

  Net income                    -         -              -           -     3,434,492      3,434,492
                         ---------  --------  ------------  ----------  -------------   -----------

BALANCE, March 31, 1997    27,519       481     30,972,000    (236,110)      933,289     31,697,179

  Issuance of Class A
  common stock                 39         -        147,111           -             -        147,150

  Repurchases of common
  stock and warrants      (27,558)     (481)   (31,119,111)          -  (134,774,379)  (165,921,529)

  Proceeds from stock
  issued in
  Recapitalization          9,530         -     49,993,150           -             -     50,002,680

  Costs of
  Recapitalization              -         -       (968,015)          -             -       (968,015)

  Payment on stockholder
  note                          -         -              -      24,310             -         24,310

  Net loss                      -         -              -           -     (5,551,605)   (5,551,605)
                         ---------  --------  ------------  ----------   -------------   -----------

BALANCE, March 31, 1998     9,530         -     49,025,135    (211,800)  (139,392,695)  (90,569,830)

  Issuance of Class A
  common stock                 48         -        249,952    (225,000)             -        25,000

  Payment on stockholder
  note                          -         -              -     104,170              -       104,170

  Net loss                      -         -              -           -     (2,259,105)   (2,259,105)
                         ---------  --------  ------------  ----------  -------------   -----------

BALANCE, March 31, 1999   $ 9,578     $   -   $ 49,275,087 $  (332,630) $(141,651,800) $(92,699,765)
                         =========  ========  ============ ============ ============== =============



See notes to consolidated financial statements.


NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------

                                                                Year Ended March 31,
                                                        1999           1998            1997
                                                    -----------     ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $(2,259,105)   $(5,551,605)    $3,434,492
  Adjustment  to  reconcile  net income
  (loss) to net cash  flows from  operating
  activities:
    Depreciation                                      2,392,701      2,531,181      2,705,687
    Amortization of intangibles                       7,802,928      9,336,363      4,747,486
    Original issue debt discount amortization         5,034,486      3,139,848        282,500
    Loss on disposal of assets                           89,800        264,285        113,925
    Deferred income taxes                              (883,200)      (902,458)      (278,326)
    Changes in operating assets and liabilities,
    net of effect of acquisitions:
      Receivables                                       368,840     (6,060,871)      (798,645)
      Inventories                                        18,827     (4,522,322)      (789,386)
      Recoverable income tax                          4,369,146     (3,799,673)      (574,375)
      Prepaid expenses and other assets                (123,460)       140,573       (123,502)
      Other assets                                   (1,019,776)         5,852        153,838
      Accounts payable                               (5,297,973)       955,350      1,052,933
      Accrued employee compensation and benefits         28,651        837,167        326,063
      Accrued interest                                 (362,038)       522,667        238,832
      Accrued expenses                                  182,985        145,798        (19,620)
      Income taxes payable                                    -              -       (107,001)
      Deferred revenue                                  (87,361)       463,917              -
      Other long-term liabilities                        40,470       (348,082)       408,853
                                                     ----------      ---------      ---------
         Net cash flows from operating activities    10,295,921     (2,842,010)    10,773,754

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (2,842,036)    (3,689,571)    (2,242,816)
  Bookstore acquisitions, net of cash acquired       (2,085,881)    (1,231,825)    (1,252,345)
  Acquisition of other businesses                             -     (6,481,832)             -
  Proceeds from sale of property and equipment           97,586         64,754         68,585
  Software development costs                           (236,328)      (209,535)             -
                                                     ----------      ---------     ----------
     Net cash flows from investing activities        (5,066,659)   (11,548,009)    (3,426,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                    -    214,997,320              -
  Deferred financing costs                             (377,966)   (14,443,839)             -
  Principal payments on long-term debt               (1,327,696)   (81,463,655)    (7,471,157)
  Proceeds from issuance of stock                        25,000     49,034,665              -
  Net increase (decrease) in
    revolving credit facility                        (5,400,000)     5,400,000              -
  Payment of merger consideration                             -   (163,328,856)             -
  Proceeds from payment on notes
    receivable from stockholders                        104,170         24,310              -
                                                     ----------      ---------     ----------
     Net cash flows from financing activities        (6,976,492)    10,219,945     (7,471,157)
                                                     ----------      ---------     ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (1,747,230)    (4,170,074)      (123,979)

CASH AND CASH EQUIVALENTS, Beginning of year          5,806,890      9,976,964     10,100,943
                                                     ----------      ---------     ----------
CASH AND CASH EQUIVALENTS, End of year              $ 4,059,660    $ 5,806,890     $9,976,964
                                                     ==========      =========     ==========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
  Cash paid (refunded) during the period for:
  Interest                                          $16,527,759    $13,518,646     $9,555,267
  Income taxes                                       (2,911,464)     2,300,081      3,284,321

Noncash investing and financing activities:
  Note receivable from shareholder recorded
    upon issuance of common stock                   $   225,000    $         -     $        -
  Stock repurchases accrued in accounts payable               -      2,592,673              -
  Common stock issued for business acquisitions               -        147,150              -

See notes to consolidated financial statements.


NBC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


A.  NATURE OF OPERATIONS

    NBC Acquisition Corp. (the "Company") was formed for the purpose of acquiring all of the outstanding capital stock of Nebraska Book Company, Inc. ("NBC"), effective September 1, 1995. The Company did not have substantive operations prior to the acquisition of NBC. The purchase price of NBC was $106.0 million, which was funded primarily through the issuance of long-term debt. The acquisition was accounted for by the purchase method of accounting and resulted in excess of cost over fair value of net assets acquired ("goodwill") of approximately $28.1 million.

    The Company does not conduct significant activities apart from its investment in NBC. Operational matters discussed in this report, including the acquisition of retail bookstores and other related businesses, refer to operations of NBC. References to "the Company" and "NBC" are used interchangeably when discussing such operational matters. NBC participates in the college bookstore industry by providing used textbooks to college bookstore operators, by operating its own college bookstores and by providing proprietary college bookstore information systems and consulting services.

    Recapitalization: On February 13, 1998, the Company consummated a Merger Agreement among NBC Merger Corp. (a newly created, indirect wholly-owned subsidiary of HWH Capital Partners, LP. ["HWH"]), the Company and certain shareholders of the Company pursuant to which the Company's outstanding debt and stock were restructured (the "Recapitalization"). As the new investor did not acquire substantially all of the common stock of the Company, a new basis of accounting was not established in connection with the Recapitalization. Significant components of the Recapitalization, together with the applicable accounting effects, were as follows:

(i) HWH contributed $45.6 million in capital to NBC Merger Corp., which was then merged into the Company, with the Company being the surviving corporation.

(ii)       Existing   management   shareholders   of  the   Company   reinvested
           approximately $4.4 million in the Company. HWH and management shareholders were reissued surviving corporation shares of Class A Common Stock.

(iii) The Company and NBC obtained approximately $215.0 million in new debt financing and retired substantially all of NBC's existing debt. The early extinguishment of debt resulted in an extraordinary loss on the transaction.

(iv) NBC agreed to purchase management's outstanding options under the Company's 1995 Stock Incentive Plan, for a cash payment in lieu of the options. This resulted in stock based compensation of approximately $8.3 million for the year ended March 31, 1998. In addition, the Company agreed to purchase all outstanding warrants for approximately $16.7 million, which was charged to additional paid-in capital and retained earnings.

(v) The Company reacquired the outstanding shares of Class A and Class B Common Stock of certain shareholders for approximately $149.2 million. This reacquisition of shares was accounted for as a treasury stock transaction, and such reacquired shares were retired.

    In connection with the Recapitalization, a transaction fee of $4.0 million was paid to HWH. Additionally, HWH was reimbursed approximately $0.1 million for expenses incurred by HWH in conjunction with the Recapitalization. Approximately $0.6 million of such costs was charged by the Company to additional paid-in capital as non-deductible costs of the Recapitalization. Of the remaining $3.5 million, the Company and NBC recorded $0.9 million and $2.6 million , respectively, as debt issue costs and are amortizing such costs over the life of the related debt.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The significant accounting policies of the Company and its subsidiary are as follows:

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and NBC. All significant intercompany accounts and transactions are eliminated in consolidation.

    Revenue Recognition: The Company recognizes revenue from product sales at the time of shipment. The Company has established a program which, under certain conditions, enables its customers to return product. The effect of this program is estimated and the current period accounts are adjusted accordingly. The Company recognizes revenues from the licensing of its software products upon delivery or installation if the Company is contractually obligated to install the software.

    Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

    Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and in the bank as well as short-term investments with maturities of three months or less when purchased.

     Inventories: Inventories are stated at the lower of cost or market. Inventories for wholesale operations are determined on the weighted average cost method. Other inventories are determined on the first-in, first-out cost method.

    Property and Equipment: Property and equipment are stated at cost. Depreciation is determined using a combination of the straight-line and accelerated methods. The majority of property and equipment have useful lives of five to six years, with the exception of buildings which are depreciated over 30 years.

    Software Development Costs: Development costs included in the research and development of new software products and enhancements to existing software products associated with the Company's proprietary college bookstore information systems are expensed as incurred until technological feasibility has been established. After technological feasibility is established, additional development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and amortized over the lesser of five years or the economic life of the related product. Recoverability of such capitalized costs is evaluated based upon estimates of future undiscounted net revenues. Software costs capitalized approximated $236,000 and $210,000 for the fiscal years ended March 31, 1999 and 1998, respectively and pertained to the Company's new Windows-based product, which was installed at one test site in May, 1999 with two more test sites slated for the second quarter of fiscal 2000. This product is anticipated to be available for general release to the public in the third quarter of fiscal 2000.

    Goodwill and Intangible Assets: Intangible assets were acquired through the acquisition of 100% of the stock of NBC effective September 1, 1995, and the acquisition of various bookstore operations and other businesses. Recoverability of goodwill is evaluated based upon estimates of future undiscounted operating income. Goodwill is amortized on a straight-line basis over a period ranging from 3-15 years. Covenants not to compete are amortized on a straight-line basis over 3 years.

     Debt Issue Costs: The costs related to the issuance of debt are capitalized and amortized to interest expense over the lives of the related debt.

    Derivative Financial Instruments: Interest rate swap agreements are utilized by the Company to reduce the exposure to fluctuations in the interest rates on its variable rate debt. The differential to be received or paid under such agreements is recognized in income over the life of the agreements as adjustments to interest expense.

    Fair Value of Financial Instruments: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of March 31, 1999 and 1998, because of the relatively short maturity of these instruments. The fair value of long-term debt, including the current maturities and revolving credit facility, was approximately $221.2 million and $221.6 million as of March 31, 1999 and 1998, respectively, based upon prevailing interest rates for the same or similar debt issues. The fair value of the interest rate swap agreements (see note H) approximated $564,000 as of March 31, 1999 using quotes from brokers and represents the Company's cost of settlement if the existing agreements had been settled on that date.

     Stock  Based  Compensation:   The  company  accounts  for  its  stock-based
compensation under provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").

    Income Taxes: The Company provides for deferred income taxes based upon temporary differences between financial statement and income tax bases of assets and liabilities, and tax rates in effect for periods in which such temporary differences are estimated to reverse.

    Earnings Per Share: Earnings per share are calculated in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options and warrants.

    Accounting Standards Not Adopted: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement becomes effective, and will be adopted by the Company, in the first quarter of fiscal 2002. The impact on the Company's financial position and results of operations is not expected to be material.

     Reclassifications: Certain items on the prior years' statements have been reclassified to conform to the current year presentation.

C.  ACQUISITIONS

    In May 1997, the Company acquired the operations of Specialty Books, Inc. located in Athens, Ohio. Specialty Books, Inc. is a distributor of distance education material to various institutions of higher education as well as corporate education and correctional facility education programs. Additionally, Specialty Books, Inc. operated a college bookstore serving Ohio University, which also was part of the acquisition. In November 1997, the Company acquired the operations of South Carolina Bookstore, Inc. This acquisition included four college bookstores, three located in Columbia, SC and one in Charleston, SC, as well as a small regional wholesale textbook operation in Columbia, SC. In January 1998, the operations of Collegiate Stores Corporation ("CSC") were acquired by the Company. CSC is a centralized buying service for over 450 college bookstores across the United States, allowing the participating bookstores to purchase certain books and general merchandise at lower prices than those that would be paid by the stores individually through the enhanced purchasing power of a large group.

    These operations were acquired for a net of $6.2 million in cash and 3,924 shares of the Company's common stock at a price of $37.50/share as determined based upon the estimated fair value of such shares at the time of acquisition. The fair value used was based on a multiple between 7.5 and 8.0 of the Company's earnings from operations (before amortization and depreciation expense), less debt, plus available cash, divided by the diluted number of shares available. The multiple utilized was based on comparable market valuations at the time of the acquisition. The acquisitions were made utilizing cash on hand as well as amounts borrowed under NBC's revolving credit facility. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired businesses are included in the consolidated results of the Company from their respective dates of acquisition. As a result of the acquisitions, approximately $6.6 million excess cost over fair value of net assets acquired was recorded as goodwill by the Company.

    The following table summarizing unaudited pro forma financial information assumes the acquisitions discussed above had occurred on April 1, 1997.

                                     Year Ended
   PRO FORMA INFORMATION           March 31, 1998
   ---------------------            -------------
   Sales, net of returns            $215,322,319
   Net income (loss)                  (5,185,808)
   Earnings (loss) per share:
      Basic                                (2.02)
      Diluted                              (2.02)

    Additionally, the Company from time to time acquires bookstore operations, which generally are minimal in their impact to the Company. The purchase generally involves paying cash for the inventory and fixed assets, as well as an amount for goodwill. In fiscal 1999, the Company acquired 6 bookstore operations.

    Goodwill recorded in the above transactions is amortized on a straight-line basis over a period of three years.

D.  RECEIVABLES

    Receivables are summarized as follows:


                                                         March 31,
                                                  --------------------
                                                   1999            1998
   Trade  receivables,  less  allowance for      ---------        -------
     doubtful accounts of $165,899 and $164,829
     at March 31, 1999 and 1998, respectively   $11,112,281     $12,771,977
   Receivables  from  book  publishers
     for returns                                  5,934,871       5,790,255
   Advances for book buy-backs                    1,721,953       1,446,732
   Notes receivable, current portion                      -          55,798
   Computer  finance  agreements,
      current portion                                95,999          92,201
   Other                                          1,973,442       1,226,183
                                                 ----------      ----------
                                                $20,838,546     $21,383,146
                                                 ==========      ==========

   Trade receivables include the effect of estimated product returns. The amount of product returns estimated at March 31, 1999 and 1998 is approximately $3.3 million and $2.5 million, respectively.

E.  INVENTORIES

    Inventories are summarized as follows:

                                                       March 31,
                                               --------------------------
                                                  1999            1998
                                               ---------       ----------
   Wholesale                                  $25,944,411     $23,974,308
   College bookstores                          21,400,003      21,889,631
   Other                                        2,534,147       2,946,775
                                               ----------     -----------
                                              $49,878,561     $48,810,714
                                               ==========      ==========

    Wholesale inventories include the effect of estimated product returns. The amount of product returns estimated at March 31, 1999 and 1998 is approximately $1.6 million.

F.  PROPERTY AND EQUIPMENT

    A summary of the cost of property and equipment follows:

                                               March 31,
                                       --------------------------
                                           1999            1998
                                       -----------    -----------
    Land                               $ 2,385,293    $ 2,385,293
    Buildings and improvements          13,714,392     12,997,096
    Leasehold improvements               4,756,844      3,894,501
    Furniture and fixtures               3,710,158      2,984,270
    Information systems                  5,841,875      5,080,869
    Automobiles and trucks                 362,966        502,998
    Machinery                              344,531        323,248
    Projects in process                     96,475        548,564
                                       -----------    -----------
                                       $31,212,534    $28,716,839
                                       ===========    ===========

G.  GOODWILL AND OTHER INTANGIBLES

    Goodwill and intangible assets and related amortization are as follows:

                                               March 31,
                                       --------------------------
                                           1999           1998
                                       -----------    -----------
    Goodwill                           $37,624,132    $36,287,391
    Covenants not to compete                     -      6,300,000
    Debt issue costs                    14,821,804     14,443,839
                                       -----------    -----------
                                        52,445,936     57,031,230
    Less:  accumulated amortization     13,667,359     12,164,430
                                       -----------    -----------
                                       $38,778,577    $44,866,800
                                       ===========    ===========

H.  LONG-TERM DEBT

    On February 13, 1998, the Company obtained new financing as part of the Recapitalization (See Note A). Substantially all of the Company's previous debt facilities were paid off with the proceeds of the new financing. The early retirement of the previous debt facilities resulted in an extraordinary loss for the prepayment fees and unamortized discount on the subordinated notes as well as the write-off of the debt issue costs on the retired debt. The new financing included a bank-administered senior credit facility (the "Senior Credit
Facility") provided to NBC through a syndicate of investors. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility").

    The Revolving Credit Facility expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory. The calculated borrowing base at March 31, 1999 was approximately $32.4 million. The Revolving Credit Facility was unused at March 31, 1999; however, in conjunction with one of the bookstores acquired during fiscal 1999, NBC established an irrevocable standby letter of credit for $90,000 which expires October 29, 1999 and reduces the amount available to be borrowed under the Revolving Credit Facility. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, LIBOR plus an applicable margin of up to 2.50%. Additionally, there is a 0.5% commitment fee for the average daily unused amount. The average borrowings under the Revolving Credit Facilities for the years ended March 31, 1999 and 1998 were approximately $12.0 million and $9.7 million at an average rate of 9.6% and 10.0%, respectively.

    The Senior Credit Facility is collateralized by substantially all of the Company's assets. The Senior Credit Facility also stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit

Agreement") shall be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. For the year ended March 31, 1999, the excess cash flow payment of approximately $3.6 million is due September 29, 1999 and is included in the current maturities of long-term debt in the Company's consolidated financial statements. Aggregate maturities of long-term debt presented below represent scheduled principal payments and are adjusted for such anticipated excess cash flow payments to be applied toward principal balances.

    Additional funding of the Recapitalization included the proceeds of the issuance by NBC of $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes") and the issuance by the Company of $76.0 million face amount of 10.75% senior discount debentures due 2009 (the "Senior Discount Debentures"). The proceeds of the Senior Discount Debentures were discounted in the amount of approximately $31.0 million and will accrete in value at the rate of 10.75% compounded semiannually until February 15, 2003, at which time interest payments will begin. During fiscal 1999, the Company and NBC filed Registration Statements on Form S-4 with the Securities and Exchange Commission for purposes of registering debt securities to be issued in exchange for the Company's Senior Discount Debentures and NBC's Senior Subordinated Notes. Such Registration Statements were declared effective by the Securities and Exchange Commission on July 14, 1998. All notes were tendered in the offer to exchange, which was completed on August 13, 1998.

    Borrowings consist of the following:

                                                         March 31,
                                                ---------------------------
                                                    1999             1998
                                                ------------    -----------
   Tranche A Loan, due March 31, 2004,
     quarterly  principal  payments beginning
     July 31, 1998, plus interest at a
     floating rate based on LIBOR plus 2.25%
     (7.25% at March 31, 1999)                  $ 26,562,500    $ 27,500,000
   Tranche B Loan, due March 31, 2006,
     quarterly principal payments beginning
     July 31, 1998, plus interest at a
     floating rate based on LIBOR plus  2.50%
     (7.50% at March 31, 1999)                    32,125,000      32,500,000
   Senior subordinated  notes, unsecured,
     due February 15, 2008, semi-annual
     interest payments, commencing
     August 15, 1998, at a fixed rate of 8.75%   110,000,000     110,000,000

   Senior discount debentures, unsecured,
     maturing February 15, 2009, semi-annual
     interest payments at a rate of 10.75%
     commencing August 15, 2003, net of a
     discount of $25,353,346 at March 31, 1999    50,646,654      45,612,168
   Mortgage note payable with an insurance
     company  assumed with the  acquisition
     of a bookstore facility, due
     December 1, 2013, monthly payments
     of $6,446 including interest at 10.75%          569,827         585,023
                                                ------------    ------------
                                                 219,903,981     216,197,191
   Less current maturities                        (5,644,838)     (1,327,696)
                                                ------------    ------------
                                                $214,259,143    $214,869,495
                                                ============    ============

    The Senior Credit Facility requires the Company to maintain certain financial ratios and contains a number of other covenants that among other things, restrict the ability to incur additional indebtedness, dispose of assets, make capital expenditures, make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) after August 15, 2003 in an amount not to exceed the amount of interest required to be paid on the Senior Discount Debentures and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes due by the Company. The Credit Agreement underlying the Senior Credit Facility was amended on May 21, 1999 to permit the January 13, 1999 sale of 4,765 shares of the Company's Class A Common Stock to NBC's Chief Operating Officer and the acquisition of Triro, Inc. discussed in Note P to the consolidated financial statements.

    The indenture governing the Senior Discount Debentures restricts the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of NBC and its Restricted
Subsidiaries to pay dividends or make other Restricted Payments to their respective stockholders.

    During fiscal 1999, NBC entered into separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate Tranche A and B Term Loans have been effectively converted into debt with a fixed LIBOR rate of 5.815% plus the applicable margin. The notional amount under each agreement was approximately $29.3 million at March 31, 1999. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and B Term Loans. NBC is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. NBC anticipates the counterparties will be able to fully satisfy their obligations under the agreements. NBC settled a previous interest rate swap agreement in February, 1998 as part of the Recapitalization at a cost of approximately $450,000. Such cost is reflected in the consolidated statement of operations as part of the extraordinary loss on extinguishment of debt.

    At March 31, 1999, the aggregate maturities of long-term debt for the next five years were as follows:

   Fiscal Year
   -----------
   2000                               $5,644,838
   2001                                4,251,667
   2002                                6,018,470
   2003                                6,509,701
   2004                                8,110,083

I.  INCOME TAXES

    The provision (benefit) for income taxes consists of:

                                               Year Ended March 31,
                                      ---------------------------------------
                                         1999           1998          1997
   Current:                           ----------      --------     ----------
     Federal                          $1,258,891      $848,562     $2,192,687
     State                               198,791       112,084        410,258
   Deferred                             (883,200)     (902,458)      (278,326)
                                       ---------      --------     ----------
                                       $ 574,482      $ 58,188     $2,324,619
                                       =========      ========     ==========

    In fiscal 1998, the actual income tax benefit associated with the extraordinary item differs from the benefit computed by applying the Federal income tax rate as a result of the effect of state income tax benefits associated with the extraordinary loss. The income tax benefit allocated to the extraordinary item consisted of the following:

   Current                            $2,460,238
   Deferred                                    -
                                      ----------
                                      $2,460,238
                                      ==========

    The following represents a reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the Federal income tax rate to income (loss) before income taxes and extraordinary item:

                                                 Year Ended March 31,
                                          ----------------------------------
                                           1999         1998           1997
                                          ------       ------         -----
   Statutory rate                         (34.0)%       (34.0)%        34.0%
   State income tax effect                  1.3          (4.0)          4.0
   Amortization in excess of
     purchase price over net assets
     acquired                              38.0          17.6           0.4
   Change in estimate of income tax
     liabilities                           21.9          17.1             -
   Other                                    6.9           7.3           2.0
                                         ------        ------        ------
                                           34.1%          4.0%         40.4%
                                         ======        ======        ======

    The components of the deferred tax assets consist of the following:

                                                March 31,
                                         -----------------------
                                            1999          1998
 Deferred income tax assets              ---------     ---------
  (liabilities), current:
     Vacation accruals                  $  372,749    $  355,523
     Inventory                             456,360       480,432
     Allowance for doubtful accounts        62,975        65,932
     Product returns                       618,637       374,515
     Other                                 (42,565)      (92,873)
                                        ----------     ---------
                                         1,468,156     1,183,529
                                        ----------     ---------
 Deferred income tax assets, noncurrent:
     Deferred compensation agreements       72,532        60,241
     Book over tax goodwill amortization   944,676       438,564
     Covenant not to compete             1,733,511     1,653,341
                                        ----------     ---------
                                         2,750,719     2,152,146
                                        ----------     ---------
                                        $4,218,875    $3,335,675
                                        ==========     =========

    The non-current portion of deferred tax assets is classified in other assets.

J.  COMMITMENTS

    The Company leases bookstore facilities and data processing equipment under noncancelable operating leases expiring at various dates through fiscal 2011. Certain of the leases are based on a percentage of sales, ranging from 3.0% to 9.0%. Aggregate minimum lease payments under these agreements for the years ending March 31 are as follows:

   Year                                    Amount
   ----                                  ---------
   2000                                $ 4,233,000
   2001                                  3,738,000
   2002                                  3,310,000
   2003                                  2,600,000
   2004                                  1,970,000
   Thereafter                            4,899,000
                                       -----------
                                       $20,750,000
                                       ===========

    Total rent expense for the years ended March 31, 1999, 1998 and 1997 was approximately $6.2 million, $6.0 million and $4.6 million, respectively. Percentage rent expense for the years ended March 31, 1999, 1998 and 1997 was approximately $1.6 million, $1.5 million and $0.6 million, respectively.

K.  RETIREMENT PLAN

    The Company's subsidiary participates in and sponsors a 401(k) compensation deferral plan. The plan covers substantially all employees. The plan provisions include employee contributions based on a percentage of compensation along with a sponsor base contribution in addition to a limited matching feature. The sponsor contributions for the years ended March 31, 1999, 1998 and 1997 were approximately $0.7 million, $0.7 million and $0.7 million, respectively.

L. DEFERRED COMPENSATION

    The Company has a non-qualified deferred compensation plan for selected employees. This plan allows participants to voluntarily elect to defer portions of their current compensation. The amounts can be distributed upon death, resignation or termination, voluntary or involuntary. Interest is accrued at the prime rate adjusted semi-annually on January 1 and July 1 and is compounded as of March 31. The liability for the deferred compensation is included in other long-term liabilities.

M.  STOCK-BASED COMPENSATION

    The Company had three stock-based compensation plans established to provide for the granting of options to purchase Class A Common Stock, two of which are in effect at March 31, 1999. Details regarding each of the three plans are as follows:

    1995 Stock Incentive Plan - This plan provided for granting of options to purchase 200,000 shares of Class A Common Stock to designated employees, officers and directors. The options were to be in the form of incentive stock options or non-qualified stock options. The options granted were to vest with respect to a certain percentage of the options through March 31, 2000, provided that the Company's cumulative earnings before interest, income taxes, depreciation and amortization met certain targeted amounts as defined in the plan. The options generally were to expire ten years from the date of grant and were granted at an exercise price of $10 per share. All of the options were bought out as part of the Recapitalization on February 13, 1998 (see Note A) and the plan was terminated.

    1998 Performance Stock Option Plan - This plan, which was adopted on June 30, 1998, provides for the granting of options to purchase 52,000 shares of the Company's Class A Common Stock to selected members of senior management of the Company and its affiliates. All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. The Company will grant a portion of the available options in fiscal years 1999-2002 upon the attainment of pre-established financial targets. Twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. The options have an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. At March 31, 1999, 42,470 options were available for grant under the plan.

    1998 Stock Option Plan - This plan, which was also adopted on June 30, 1998, provides for the granting of options to purchase 31,000 shares of the Company's Class A Common Stock to selected employees, officers, and directors of the Company and its affiliates. All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. The Company will grant such options at the discretion of a committee designated by the Board of Directors (the Committee). Twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Incentive stock options have an exercise price of not less than fair market value on the date the options are granted, while the Committee determines the exercise price for nonqualified options, which may be below fair market value, at the time of grant. All options expire ten years from the date of grant. At March 31, 1999, 17,800 options were available for grant under the plan.

    The Company accounts for its stock-based compensation plans under the provisions of APB 25, which utilizes the intrinsic value method. No compensation cost was recognized for the options granted in fiscal 1999 as the exercise price was equal to the estimated fair value of the Company's Class A Common Stock on the date of grant (measurement date). Compensation cost related to stock-based compensation was $8,277,748 and $296,642 for the years ended March 31, 1998 and 1997, respectively.

    A summary of the Company's stock-based compensation activity related to stock options for each of the three plans for the three years ended March 31, 1999 is as follows:

                                               Year Ended March 31,
                                            1998                   1997
                                    ---------------------  ---------------------
                                                 Weighted-             Weighted-
                                                 Average               Average
                                                 Exercise              Exercise
                                      Number      Price      Number     Price
                                    -----------  --------  ----------- ---------
1995 Stock Incentive Plan:
   Outstanding - beginning of year     170,000    $10.00      170,000    $10.00
   Granted                              30,000     10.00            -         -
   Expired/terminated                 (200,000)    10.00            -         -
   Exercised                                 -         -            -         -
                                    -----------  --------  ----------- ---------
   Outstanding - end of year                 -    $    -      170,000    $10.00
                                    ===========  ========  =========== =========

      There were 17,000 options exercisable at March 31, 1997.

                                       Year Ended March 31,
                                                1999
                                       ---------------------

                                                    Weighted-
                                                    Average
                                                    Exercise
                                         Number      Price
                                       -----------  --------
1998 Performance Stock Option Plan:
   Outstanding - beginning of year              -    $    -
   Granted                                  9,530     52.47
   Expired/terminated                           -         -
   Exercised                                    -         -
                                       -----------  --------
   Outstanding - end of year                9,530    $52.47
                                       ===========  ========

        There were 2,382 options exercisable at March 31, 1999 with a weighted-average exercise price of $52.47 per option. All options outstanding at March 31, 1999 have an exercise price of $52.47 per option and a weighted-average remaining contractual life of 9.8 years.

                                       Year Ended March 31,
                                                1999
                                       ---------------------
                                                    Weighted-
                                                    Average
                                                    Exercise
                                         Number      Price
                                       -----------  --------
1998 Stock Option Plan:
   Outstanding - beginning of year              -    $    -
   Granted                                 13,200     52.47
   Expired/terminated                           -         -
   Exercised                                    -         -
                                       ----------   --------
   Outstanding - end of year               13,200    $52.47
                                       ==========   ========

        There were 3,300 options exercisable at March 31, 1999 with a weighted-average exercise price of $52.47 per option. All options outstanding at March 31, 1999 have an exercise price of $52.47 per option and a weighted-average remaining contractual life of 9.7 years.

    If the Company accounted for its stock-based compensation using the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the weighted-average fair value of options granted under the 1998 Performance Stock Option Plan and 1998 Stock Option Plan for the year ended March 31, 1999 would have been $8.85 and $8.64 per option, respectively. The fair value of options granted was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions:
                               Year Ended
                              March 31, 1999
                              -------------

  Risk-free interest rate           4.50%
  Dividend yield                        -
  Expected volatility               1.00%
  Expected life (years)                 4


    The weighted-average fair value of options granted under the 1995 Stock Incentive Plan for the year ended March 31, 1998 was $42.47 per option. The fair value was determined based upon the buy-out price as part of the Recapitalization on February 13, 1998.

    The pro forma impact on net income (loss) and diluted income (loss) per share of accounting for stock-based compensation using the fair value method required by SFAS 123 is as follows:

                                          Year Ended March 31,
                                  1999            1998           1997
                             ---------------  -------------- --------------
Net income (loss):
   As reported                 $ (2,259,105)   $ (5,551,605)   $ 3,434,492
   Pro forma                     (2,321,093)     (1,692,220)     3,502,981

Diluted income (loss) per share:
   As reported                      $ (2.37)        $ (2.16)        $ 1.16
   Pro forma                          (2.43)          (0.66)          1.19


N.  SEGMENT INFORMATION

    The following segment  reporting  information is provided in accordance with
SFAS  No.  131,   Disclosures  about  Segments  of  an  Enterprise  and  Related
Information.

    The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 65 college bookstores located on or adjacent to college campuses. The complementary services segment includes book-related services such as a centralized buying service, distance education materials, and computer hardware and software.

    The accounting policies of the Company's segments are the same as those described in the summary of significant accounting policies in Note B. The Company accounts for intersegment sales as if the sales were to third parties (at current market prices). With the exception of cash and cash equivalents, certain receivables and other assets, and inventories, assets, net interest expense, taxes, and extraordinary item are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss and assets on a segment basis for the three years ended March 31, 1999.

                                                   College
                                      Wholesale   Bookstore    Complementary
                                     Operations   Operations     Services      Total
                                  ------------- ------------ ------------ -------------
Year ended March 31, 1999:
  External customer revenues       $ 85,324,194 $ 120,745,188 $ 11,446,930 $ 217,516,312
  Intersegment revenues              12,105,940             -      915,473    13,021,413
  Depreciation and amortization
    expense                             319,702     3,171,027    1,894,323     5,385,052
  Income (loss) before interest,
    taxes and extraordinary item     22,662,669     7,399,011   (2,559,067)   27,502,613
  Total assets                       28,898,295    23,600,603    4,228,300    56,727,198

Year ended March 31, 1998:
  External customer revenues       $ 79,865,566 $ 110,584,757 $  8,322,615 $ 198,772,938
  Intersegment revenues              10,729,624             -    1,275,197    12,004,821
  Depreciation and
    amortization expense                404,384     2,618,451      822,056     3,844,891
  Income (loss) before interest,
    taxes and extraordinary item     20,873,859     6,835,911   (1,468,199)   26,241,571
  Total assets                       27,441,423    23,941,963    5,779,487    57,162,873

Year ended March 31, 1997:
  External customer revenues       $ 76,129,403 $  92,507,974 $  3,962,816 $ 172,600,193
  Intersegment revenues               8,358,073             -      959,106     9,317,179
  Depreciation and
    amortization expense                586,429     1,544,848      216,905     2,348,182
  Income (loss)  before interest,
     taxes and extraordinary item    18,842,924     5,590,228     (685,088)   23,748,064
  Total assets                       24,316,380    24,623,739    1,066,111    50,006,230



    The following table reconciles segment information presented above with consolidated information as presented in the consolidated financial statements for the three years ended March 31, 1999.

                                           Year Ended March 31,
                                       1999          1998          1997
                                    ------------ ------------- -----------
Revenues:
  Total for reportable segments    $230,537,725 $210,777,759  $181,917,372
  Elimination of intersegment
    revenues                        (13,021,413) (12,004,821)   (9,317,179)
                                   ------------ ------------- ------------
      Consolidated total           $217,516,312 $198,772,938  $172,600,193
                                   ============ ============= ============

Depreciation and Amortization
Expense:
  Total for reportable segments    $  5,385,052 $  3,844,891  $  2,348,182
  Corporate administration            3,156,620    4,312,624     4,429,955
                                   ------------ ------------   -----------
    Consolidated total             $  8,541,672 $  8,157,515  $  6,778,137
                                   ============ ============   ===========

Income Before Interest, Taxes and
Extraordinary Item:
  Total for reportable segments    $ 27,502,613 $ 26,241,571  $ 23,748,064
  Unallocated corporate
    administrative costs             (6,684,303) (16,105,058)   (7,790,308)
                                    ------------ ------------- -----------
    Consolidated total             $ 20,818,310 $ 10,136,513  $ 15,957,756
                                    ============ ============= ===========

Total Assets:
  Total for reportable segments    $ 56,727,198 $ 57,162,873  $ 50,006,230
  Assets not allocated to segments:
    Receivables                      17,572,090   17,414,958    12,141,061
    Recoverable income tax                4,902    4,374,048       574,375
    Deferred income tax benefit       1,468,156    1,183,529     1,156,540
    Property and equipment, net      23,188,485   22,731,907    21,902,556
    Goodwill and other
      intangibles, net               38,778,577   44,866,800    31,898,517
    Other assets                      3,653,180    2,798,270     1,719,118
    Other                             1,514,255    1,612,869     7,770,863
                                     ---------- ------------  ------------
      Consolidated total           $142,906,843 $152,145,254  $127,169,260
                                    =========== ============  ============

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

O. EARNINGS PER SHARE

    The following table provides a reconciliation between Basic and Diluted EPS for the year ended March 31, 1997.

                                           Year Ended March 31, 1997
                                                                 Per-Share
                                         Income       Shares      Amount
                                      ------------- ------------ ----------
Basic Earnings Per Share:
Income Before Extraordinary Item       $ 3,434,492    2,800,000     $ 1.23
Effect of Dilutive Securities:
  Stock Options                                          14,877
  Warrants                                              135,006
                                      ------------- ------------ ----------
Diluted Earnings Per Share             $ 3,434,492    2,949,883     $ 1.16
                                      ============= ============ ==========

    Weighted-average shares outstanding for the years ended March 31, 1999 and 1998 were 954,059 shares and 2,565,267 shares, respectively. The stock options outstanding for the year ended March 31, 1999 were antidilutive as a result of the net loss for the year. There were no stock options or warrants outstanding for the year ended March 31, 1998.

P.  SUBSEQUENT EVENTS

    Effective June 4, 1999, NBC acquired all of the outstanding common stock of Triro, Inc., an independent college bookstore operation with 17 retail bookstores located in Texas, New Mexico, and Arizona. The purchase price consisted of $13.2 million paid to the former shareholders and $1.9 million for the average annual debt level. The actual amount of debt assumed and retired at closing was approximately $3.2 million, which exceeded the average outstanding debt level of $1.9 million due to the seasonal incurrence of debt to fund the buyback of used textbooks at the end of the Spring semester. Offsetting the higher debt balances at Closing was a compensating increase in net asset balances (consisting primarily of inventory). NBC will account for this acquisition under the purchase method of accounting. Upon completion of the closing balance sheet, any excess cost over fair value of net assets acquired will be recorded as goodwill and amortized over a period of three years.

    The acquisition of Triro, Inc. was funded in part through a $10.3 million capital contribution from the Company to NBC. The Company raised the $10.3 million in capital through the sale of 197,001 shares of its Class A Common Stock to certain shareholders, including HWH and members of senior management. The remaining funding was provided through available cash funds and borrowings under NBC's revolving credit facility. Also in conjunction with the acquisition of Triro, Inc., NBC established an irrevocable standby letter of credit for $52,000 which expires June 2, 2000.


            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE.

    There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended March 31, 1999.

                                   PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers and members of the Board of Directors of the Company and their ages are as follows:

         Name           Age                Position
     ------------     ------ ------------------------------------------
   Robert B. Haas        52  Chairman and Director
   Douglas D. Wheat      48  Director
   Mark W. Oppegard      49  President, Secretary and Director
   Bruce E. Nevius       47  Vice President and Treasurer

   Barry S. Major        42  Chief Operating Officer, NBC
   William H. Allen      56  Vice President of Warehouse Operations, NBC
   Thomas A. Hoff        51  Vice President of Retail Division, NBC
   Larry R. Rempe        51  Vice President of Information Systems, NBC
   Kenneth F. Jirovsky   55  Vice President of Sales and Marketing, NBC
   Ardean A. Arndt       57  Vice   President   of   Administration   and
                             Secretary, NBC
   John D. Baumeister    52  Assistant Treasurer, NBC

   The business experience, principal occupation and employment as well as the periods of service of each of the directors and executive officers of the Company during the last five years are set forth below.

    Robert B. Haas became Chairman and a Director of the Company upon the consummation of the Recapitalization. Mr. Haas has been actively involved in private investments since 1978. He has served as Chairman of the Board and Chief Executive Officer of Haas Wheat since 1995; he has also been Chairman of the Board and Chief Executive Officer of Haas Wheat Advisory Partners Incorporated since 1992 and Chairman of the Board of Haas & Partners Incorporated since 1989 (each of which is a private investment firm specializing in leveraged acquisitions). Mr. Haas serves as a director of Specialty Foods Acquisition Corporation, Specialty Foods Corporation (a producer of specialty food products), Sybron International Corporation, Smarte Carte Corporation and Walls Holding Company, Inc. and is the Chairman of the Board of Playtex Products, Inc. (a consumer products company).

     Douglas D. Wheat became a Director of the Company upon the consummation of the Recapitalization. Mr. Wheat has been President of Haas Wheat since 1995 and President of Haas Wheat Advisory Partners Incorporated since 1992; he was Co-Chairman of Grauer & Wheat, Inc. (a private investment firm) from 1989 to 1992 and Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation from 1985 to 1989. Mr. Wheat serves as a director of Specialty Foods Acquisition Corporation, Specialty Foods Corporation, Smarte Carte Corporation, Walls Holding Company, Inc. and Playtex Products, Inc.

    Mark W. Oppegard has served in the college bookstore industry for 29 years (all of which have been with the Company (since its inception in 1995) and its wholly-owned subsidiary, NBC) and became President, Secretary and a Director of the Company and Chief Executive Officer of NBC upon consummation of the Recapitalization on February 13, 1998. Additionally, Mr. Oppegard has served as President of NBC since 1992 and as a Director of NBC since 1995. Prior to the Recapitalization, Mr. Oppegard served as Vice President, Secretary, Assistant Treasurer and a Director of the Company between 1995 and 1998. Prior to 1992, Mr. Oppegard served in a series of positions at NBC, including Vice President of the college bookstore operations. He is currently a director of NACSCORP, INC., a distribution company serving the college bookstore industry.

    Bruce E. Nevius has served in the college bookstore industry for 23 years (all of which have been with the Company (since its inception in 1995) and its wholly-owned subsidiary, NBC) and became Vice President and Treasurer of the Company upon consummation of the Recapitalization on February 13, 1998. Mr. Nevius has served as Chief Financial Officer, Treasurer and Assistant Secretary of NBC since 1995, 1984 and 1984, respectively. From 1976 to 1984, Mr. Nevius served as Controller of NBC. Prior thereto, he served in various positions for Lincoln Industries, Inc. ("Lincoln"), a holding company that owned NBC until 1995.

    Barry S. Major was named Chief Operating Officer of NBC in January, 1999. Prior to joining NBC, Mr. Major served in various executive management positions at SITEL Corporation, a company listed on the New York Stock Exchange that provides outsourced telephone and Internet-based sales and customer service. Joining SITEL Corporation in 1995 as the Executive Vice President of Finance, Mr. Major was named Chief Financial Officer in 1996 and assumed the role of President of the North America Region in 1997. Between 1985 and 1995, Mr. Major served in a series of positions, including President in 1995, Executive Vice President, and Senior Vice President/Credit Manager, with American National Corporation, a multi-bank holding company operating three banks throughout Omaha and Southeast Nebraska.

    William H. Allen has served in the college bookstore industry for 34 years (of which 25 have been with the Company (since its inception in 1995) and its wholly-owned subsidiary, NBC) and has been Vice President of Warehouse Operations for NBC since 1994. Between 1974 and 1994, Mr. Allen served in a series of positions, including assistant manager of the wholesale operations. Prior to joining NBC in 1974, Mr. Allen was employed by the Missouri Store Company, a predecessor of MBS.

    Thomas A. Hoff has served in the college bookstore industry for 12 years (all of which have been with the Company (since its inception in 1995) and its wholly-owned subsidiary, NBC) and has been Vice President of Retail Division for NBC since 1992. Mr. Hoff served as an assistant to the Vice President of College Bookstore Operations between 1987 and 1992.

    Larry R. Rempe has served in the college bookstore industry for 13 years (all of which have been with the Company (since its inception in 1995) and its wholly-owned subsidiary, NBC) and has been Vice President of Information Systems for NBC since 1986. Prior to that time Mr. Rempe served in various positions for Lincoln.

    Kenneth F. Jirovsky has served in the college bookstore industry for 38 years (all of which have been with the Company (since its inception in 1995) and its wholly-owned subsidiary, NBC) and has been Vice President of Sales and Marketing for NBC since 1986. Prior to 1986 Mr. Jirovsky served in a series of positions, including assistant manager of the wholesale operations.

    Ardean A. Arndt has served in the college bookstore industry for 14 years (all of which have been with the Company (since its inception in 1995) and its wholly-owned subsidiary, NBC) and has served as Vice President of Administration and Secretary for NBC since 1985. Between 1981 and 1985, Mr. Arndt was Vice President of Administration for Lincoln.

    John D. Baumeister has served in the college bookstore industry for 33 years (all of which have been with the Company (since its inception in 1995) and its wholly-owned subsidiary, NBC) and has served as Assistant Treasurer for NBC since 1988. Prior to 1988 Mr. Baumeister served in a series of positions, including sixteen years as an account representative.


                        ITEM 11. EXECUTIVE COMPENSATION.

    The following tables and paragraphs provide information concerning compensation paid by the Company for the last two fiscal years to its President (NBC's Chief Executive Officer) and to the four other most highly compensated executive officers earning in excess of $100,000 in annual salary and bonuses; compensation paid to Directors; and employment contracts in place with executive officers.

    The table presented below summarizes annual and long-term compensation, including stock compensation awarded under the NBC Acquisition Corp. 1998 Performance Stock Option Plan, to such persons for the last two fiscal years:


                           Summary Compensation Table

                                                            Long-Term
                                                           Compensation
                                     Annual Compensation     Awards
                                     -------------------  ------------
                                                             Number
                                                          of Securities
                              Fiscal                        Underlying     All Other
Name and Principal Position   Year    Salary     Bonus      Options (1)  Compensation (2)
----------------------------  -----  ---------  --------   ------------  --------------
Mark W. Oppegard - President,
Chief Executive Officer and
Director, NBC                 1999   $197,808   $     -            -     $ 2,985
                              1998    176,539         -            -       3,017

Barry S. Major - Chief
Operating  Officer, NBC       1999     40,769    60,000        9,530           -
                              1998          -         -            -           -

Larry R. Rempe - Vice
President of Information
Systems, NBC                  1999    106,846         -            -       3,092
                              1998    102,846         -            -       3,017

Kenneth F. Jirovsky - Vice
President of Sales and
Marketing, NBC                1999    100,923         -            -       3,376
                              1998     98,923         -            -       3,017

William H. Allen - Vice
President of Warehouse
Operations, NBC               1999    100,923         -            -       3,376
                              1998     85,923         -            -       3,521


(1) The stock options were granted at an exercise price of $52.47/share ("Founder's Price"). Such exercise price is considered to be representative of the fair market value of the Company's Class A Common Stock underlying the stock options at January 4, 1999 (date of grant) based upon the buy-out price as part of the Recapitalization on February 13, 1998.
(2) Consists of Company matching contributions to the NBC Retirement Plan and life insurance premiums paid by the Company on the executive's behalf.

    Presented below is information in tabular format regarding individual grants of stock options to certain executive officers of the Company under the NBC Acquisition Corp. 1998 Performance Stock Option Plan for the year ended March 31, 1999:

              Options Granted During the Year Ended March 31, 1999

                    Individual Grants                          Grant Date Value
----------------------------------------------------------  --------------------
                             Number    % of Total
                               of       Options
                            Securities Granted to                       Grant
                            Underlying Employees  Exercise               Date
                             Options   in Fiscal   Price   Expiration  Present
            Name             Granted     1999    Per Share    Date     Value (1)
--------------------------- ---------  ---------  --------  ---------  ---------

Barry S. Major - Chief
Operating Officer, NBC        9,530      41.9%    $52.47    01/04/09    $84,376

(1) Grant date present value was determined using a Black-Scholes option pricing model, assuming a 4.63% risk-free interest rate, 1.0% expected volatility, and an expected life of approximately 4 years.

    The following table provides information concerning each exercise of stock options by certain executive officers of the Company under the NBC Acquisition Corp. 1998 Performance Stock Option Plan during the year ended March 31, 1999 as well as the value of unexercised options as of March 31, 1999:

        Aggregated Option Exercises During the Year Ended March 31, 1999
                      and Option Value as of March 31, 1999

                                                       Number
                                                    of Securities     Value of
                                                     Underlying     Unexercised
                                                     Unexercised    in-the-Money
                                                     Options at     Options at
                                                    March 31, 1999  March 31, 1999
                                                     -------------  -------------
                                 Shares
                                Acquired     Value    Exercisable/  Exercisable/
            Name               on Exercise  Realized  Unexercisable Unexercisable
------------------------------ -----------  --------  ------------- -------------
Barry S. Major - Chief
Operating Officer, NBC                -       $ -      2,382/7,148      $-/$-


Compensation of Directors

   Directors of the Company receive no compensation for services but are reimbursed for out-of-pocket expenses.

Employment Agreements

   Upon consummation of the Recapitalization, the Company entered into employment agreements expiring March 31, 2001 with Mark W. Oppegard and six other senior executive officers of the Company. Subsequent thereto, on December 22, 1998, the Company entered into a similar employment agreement expiring March 31, 2001 with NBC's newly-appointed Chief Operating Officer, Barry S. Major. Such agreements (the "Employment Agreements") with the eight aforementioned senior executive officers (each, an "Executive") provide for an annual base salary as determined by the Board of Directors, for incentive compensation based upon the attainment of financial objectives to be established by the Board of Directors (or a committee thereof) after considering the recommendation of the chief executive officer, and for customary fringe benefits. The amounts of salaries are as follows: Mr. Oppegard, $225,000 per annum; Mr. Major, $200,000 per annum; Mr. Rempe, $109,000 per annum; Mr. Jirovsky, $102,000 per annum; and Mr. Allen, $102,000 per annum. The Employment Agreements provide that their term will be automatically extended from year to year after March 31, 2001, unless terminated upon specified notice by either party.

   The Employment Agreements also provide that each Executive will be granted a number of options to acquire shares of NBC Acquisition Corp. Class A Common Stock determined by the Board of Directors. Each such option has an exercise price not to be less than the fair market value per share as of the date of grant and is exercisable as to 25% of the shares covered thereby on the date of grant and as to an additional 25% of the shares covered thereby on each of the first three anniversaries of the date of grant, subject to the Executive's continued employment by the Company on such dates.

   The Employment Agreements also provide for specified payments to the Executive in the event of termination of employment by the Company without "cause" (as defined in the respective agreements) and in the event of death or disability of the Executive during the term. The Employment Agreements also contain customary confidentiality obligations and three year non-competition agreements for each Executive.

   Finally, the Employment Agreements provide that, prior to the consummation by the Company of an initial public offering of NBC Acquisition Corp. Common Stock, the Executives will not sell, transfer, pledge or otherwise dispose of any shares of NBC Acquisition Corp. Common Stock, except for certain transfers to immediate family members, in the event of disability and for estate planning purposes. The Employment Agreements also provide that, in the event of the sale of a majority of the outstanding NBC Acquisition Corp. Common Stock, the Executives will have the option, and (at the option of HWH) will be required, to sell their shares ratably with, and on the same terms and conditions as, the other selling shareholders.


    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information in the following table sets forth the ownership of NBC Acquisition Corp. Class A Common Stock by each person who beneficially owns more than 5.0% of the outstanding shares of the Class A Common Stock, and each named director, executive officer, and all directors and executive officers of the Company treated as a group who beneficially own shares of the Class A Common Stock as of June 18, 1999. To the knowledge of the Company, each of such holders of shares has sole voting and investment power as to the shares owned unless otherwise noted. The address for each executive officer and director is 4700 South 19th Street, Lincoln, Nebraska 68501 unless otherwise noted.

                                                         Amount and
                                                          Nature of
                                                         Beneficial   Percent of
         Title of Class/Name of Beneficial Owner         Ownership(1)   Class
-------------------------------------------------------  ------------  ---------

Class A Common Stock:
Owning Greater Than 5% of Shares:
  HWH (2)                                                  1,060,330      91.8%
                                                         ============  =========

Ownership of Management:
  Robert B. Haas (2)                                       1,060,330      91.8%
  Mark W. Oppegard                                            22,966       2.0%
  Larry R. Rempe                                              15,748       1.4%
  Bruce E. Nevius                                             11,436       1.0%
  Thomas A Hoff                                               11,364       1.0%
  Kenneth F. Jirovsky                                         10,030       0.9%
  Ardean A. Arndt                                              8,624       0.7%
  William H. Allen                                             7,624       0.7%
  Barry S. Major                                               6,671       0.6%
  Douglas D. Wheat (2)                                             -          -
                                                         ------------  ---------
   Total for Directors and Executive Officers as a Group   1,154,793     100.0%
                                                         ============  =========


(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares of NBC Acquisition Corp. Class A Common Stock.

(2) The sole general partner of HWH is a limited partnership, and the sole general partner of the limited partnership is a corporation controlled by Mr. Haas. Mr. Wheat is a stockholder, director and officer of the corporation. The address of HWH and of Messrs. Haas and Wheat is 300 Crescent Court, Suite 1700, Dallas, Texas 75201.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Effective June 4, 1999, NBC acquired all of the outstanding common stock of Triro, Inc. The acquisition of Triro, Inc. was funded in part through a $10.3 million capital contribution from the Company to NBC. The Company raised the $10.3 million in capital through the sale of 197,001 shares of its Class A Common Stock at a price of $52.47 per share (based upon the buy-out price as part of the Recapitalization on February 13, 1998) to certain shareholders, including 190,595 shares to HWH; 2,000 shares to the Company's President and 1,906 shares to NBC's Chief Operating Officer.

    As of March 31, 1999, notes receivable from stockholders and the associated interest receivable totaled approximately $361,000. Approximately $133,000 of such notes originated during the leveraged buyout of NBC by Olympus Advisory Partners, Inc. in 1995. In conjunction with the buyout, the Company's executive officers were given the opportunity to acquire shares of the Company's Class A Common Stock with a portion of the purchase price of such shares being provided to the officers in the form of interest bearing notes. Such notes are dated August 31, 1995, become due August 31, 2002, and bear interest at the applicable Federal rate for mid-term loans. The largest aggregate amount outstanding at any time during the year ended March 31, 1999 under a note due from the Company's President was approximately $85,000, bore interest at a rate of 6.04%, and was repaid in full in December, 1998.

    The remaining balance of such notes originated pursuant to the terms of an employment agreement dated December 22, 1998 with NBC's newly-appointed Chief Operating Officer, Barry S. Major. In January, 1999, the Company issued 4,765 shares of its Class A Common Stock to Mr. Major at a price of $52.47 per share, receiving $25,000 in cash and a $225,000 note maturing January 19, 2009 and bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 1999 was approximately $228,000.

    During fiscal 1998 and in conjunction with the Recapitalization, the Company simultaneously granted the remaining 30,000 options authorized under the NBC 1995 Stock Incentive Plan to the Company's senior executive officers and then bought out and cancelled all 200,000 unexercised options at a cost of approximately $8.5 million, of which $0.2 million was paid out subsequent to March 31, 1998. Such officers reinvested an aggregate of approximately $4.4 million of the proceeds from the buyout to purchase approximately 8.7% of the Company's Class A Common Stock.

                                     PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     Financial Statements and Financial Statement Schedules.

        (1)  Consolidated Financial Statements of NBC Acquisition Corp.

             Index to Consolidated Financial Statements.
             Independent Auditors' Report.
             Consolidated Balance Sheets as of March 31, 1999 and 1998. Consolidated Statements of Operations for the Years Ended
               March 31, 1999, 1998 and 1997.
             Consolidated Statements of Stockholders' Equity  (Deficit) for
               the Years Ended March 31, 1999, 1998 and 1997.
             Consolidated Statements of Cash Flows for the Years Ended
               March 31, 1999, 1998 and 1997.
             Notes to Consolidated Financial Statements.

        (2)  Financial Statement Schedules.

             Independent Auditors' Report on Schedules
             Schedule I - Condensed Financial Information of NBC
               Acquisition Corp. (Parent Company Only).
             Schedule II - Valuation and Qualifying Accounts.

        (3)  Management Contract and Compensatory Plan Arrangement Exhibits.

             Exhibits 10.5 through 10.12 are incorporated herein by reference.

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended March 31, 1999.

(c)     Exhibits.

        3.1     Certificate of  Incorporation,  as amended,  of NBC  Acquisition
                Corp.,   filed  as  Exhibit   3.1  to  NBC   Acquisition   Corp.
                Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        3.2 By-laws of NBC Acquisition Corp., filed as Exhibit 3.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        4.1 Indenture dated as of February 13, 1998 by and between NBC Acquisition Corp. and United States Trust Company of New York, as Trustee, filed as Exhibit 4.1 to NBC Acquisition Corp.
                Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        4.2 Exchange and Registration Rights Agreement dated as of February 13, 1998 by and between NBC Acquisition Corp. and Chase Securities Inc., filed as Exhibit 4.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        4.3     Form of Initial Debenture of NBC Acquisition Corp.  (included in
                Exhibit 4.1 as Exhibit A), filed as Exhibit 4.3 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        4.4     Form of Exchange Debenture of NBC Acquisition Corp. (included in
                Exhibit 4.1 as Exhibit B), filed as Exhibit 4.4 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        4.5 Indenture dated as of February 13, 1998 by and between Nebraska Book Company, Inc. and United States Trust Company of New York, as Trustee, filed as Exhibit 4.5 to NBC Acquisition Corp.
                Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        4.6 Exchange and Registration Rights Agreement dated as of February 13, 1998 by and between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 4.6 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        4.7     Form of Initial Note of Nebraska Book Company, Inc. (included in
                4.5 as Exhibit A), filed as Exhibit 4.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        4.8 Form of Exchange Note of Nebraska Book Company, Inc. (included in 4.5 as Exhibit B), filed as Exhibit 4.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.1 Credit Agreement dated as of February 13, 1998 by and among NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank and certain other financial institutions, filed as Exhibit 10.1 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.2 Guarantee and Collateral Agreement, dated as of February 13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit 10.2 to NBC Acquisition Corp.
                Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.3 Purchase Agreement dated February 10, 1998 between NBC Acquisition Corp. and Chase Securities Inc., filed as Exhibit
                10.3 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.4 Purchase Agreement dated February 10, 1998 between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 10.4 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.5 Form of Memorandum of Understanding, dated as of February 13, 1998 between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.5 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.6 Memorandum of Understanding, dated as of December 22, 1998 between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

        10.7 NBC Acquisition Corp. 1995 Stock Incentive Plan adopted August 31, 1995, filed as Exhibit 10.6 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.8 NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.9 NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.10 NBC Acquisition Corp. Senior Management Bonus Plan adopted June 30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.11 Form of Deferred Compensation Agreement by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.12 NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.13 Merger Agreement dated January 6, 1998 by and between NBC Merger Corp., NBC Acquisition Corp. and certain stockholders of NBC Acquisition Corp. named therein, filed as Exhibit 10.9 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.14 Agreement for Purchase and Sale of Stock made January 9, 1998 between and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.10.1 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.15 First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.10.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.16 Commercial Lease Agreement made and entered into March 8, 1989, by and between Robert J. Chaney, Mary Charlotte Chaney and Robert J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as
                Exhibit 10.11 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.17 Lease Agreement entered into as of September 1, 1986, by and between Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.12 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.18 Lease Agreement entered into as of September 1, 1986, by and between John B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as
                Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.19 Lease Agreement entered into as of September 1, 1986 by and between Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.14 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.20 Lease Agreement made and entered into October 12, 1988 by and between Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit 10.15 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.21 Industrial Real Estate Lease dated June 22, 1987 by and between Cyprus Land Company and Nebraska Book Company, Inc., filed as
                Exhibit 10.16 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        12. Statements regarding computation of ratios, filed as Exhibit 12 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        21. Subsidiaries, filed as Exhibit 21 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        24.     Powers of Attorney (included on signature page).

        27. Financial Data Schedule for the Year Ended March 31, 1999 [EDGAR filing only].


    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NBC ACQUISITION CORP.


                                  /s/ Mark W. Oppegard
                                  ----------------------------------
                                  Mark W. Oppegard
                                  President, Secretary and Director
                                  June 18, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 /s/ Mark W. Oppegard
                                 ----------------------------------
                                  Mark W. Oppegard
                                  President, Secretary and Director
                                  June 18, 1999


                                      *
                                 ----------------------------------
                                 Bruce E. Nevius
                                 Vice President and Treasurer
                                 (Principal Financial and Accounting Officer)
                                 June 18, 1999


                                       *
                                 ----------------------------------
                                 Robert B. Haas
                                 Chairman and Director
                                 June 18, 1999


                                       *
                                 ----------------------------------
                                 Douglas D. Wheat
                                 Director
                                 June 18, 1999


                             *By: /s/  Mark W. Oppegard
                                 ----------------------------------
                                 Mark W. Oppegard
                                 Attorney-In-Fact


    Supplemental  Information  to Be Furnished  With Reports  Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

        No annual report or proxy material for the fiscal year ended March 31, 1999 has been, nor will be, sent to security holders.

                          FINANCIAL STATEMENT SCHEDULES



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NBC Acquisition Corp.
Lincoln, Nebraska

    We have audited the consolidated financial statements of NBC Acquisition Corp. and subsidiary as of March 31, 1999 and 1998 and for each of the three years in the period ended March 31, 1999, and have issued our report thereon dated May 22, 1999 (June 4, 1999 as to Note P); such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Omaha, Nebraska
May 22, 1999

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
--------------------------------------------------------------------------------
                                                               March 31,
                                                         1999           1998
ASSETS                                               ----------     ---------

OTHER ASSETS:
  Due from subsidiary (Note A)                      $ 2,277,266   $   248,091
  Prepaid transaction/loan costs                      3,216,487     3,368,075
                                                     ----------     ---------
                                                    $ 5,493,753   $ 3,616,166
                                                     ===========  ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

INVESTMENT IN AND ADVANCES FROM
SUBSIDIARY (Note A)                                $ 47,546,864  $ 48,573,828

SENIOR DISCOUNT DEBENTURES                           50,646,654    45,612,168

COMMITMENTS AND CONTINGENCIES (Note B)

STOCKHOLDERS' DEFICIT:
  Class A common stock, voting,
    authorized 5,000,000 shares of $.01
    par value; issued and outstanding
    957,792 and 953,027 shares at
    March 31, 1999  and 1998, respectively                9,578         9,530

  Additional paid-in-capital                         49,275,087    49,025,135
  Notes receivable from stockholders                   (332,630)     (211,800)
  Retained deficit                                 (141,651,800) (139,392,695)
                                                    ------------  ------------
    Total stockholders' deficit                     (92,699,765)  (90,569,830)
                                                     -----------  ------------
                                                   $  5,493,753  $  3,616,166
                                                   ============= =============

See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                  Year Ended March 31,
                                              1999         1998         1997
                                          ------------  ----------   -----------
INTEREST EXPENSE                          $(5,345,563) $  (653,558)  $        -

INCOME TAX BENEFIT                          2,029,175      248,091            -

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARY     1,057,283   (5,146,138)   3,434,492
                                            ---------   ----------    ---------

NET INCOME (LOSS)                         $(2,259,105) $(5,551,605)  $3,434,492
                                           ==========   ==========   ==========


See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                     Year Ended March 31,
                                                1999         1998        1997
                                              --------   -----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash flows from operating activities  $       -   $          -   $   -
                                              --------   -----------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt          -     44,997,320       -
  Deferred financing costs                   (159,489)    (3,406,785)      -
  Proceeds from issuance of stock              25,000     49,034,665       -
  Payment of merger consideration                   -   (163,328,856)      -
  Merger consideration contributed by
   Nebraska Book Company                            -     72,703,656       -
  Advances (to) from subsidiary                30,319        (24,310)      -
  Proceeds from payment on notes
   receivable from stockholders               104,170         24,310       -
                                              -------     ----------   -------
     Net cash flows from financing activities       -              -       -
                                              -------     ----------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS           -              -       -

CASH AND CASH EQUIVALENTS, Beginning of year        -              -       -
                                              -------     ----------   -------
CASH AND CASH EQUIVALENTS, End of year      $       -    $         -   $   -
                                              =======     ==========   =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Note receivable from stockholder
   recorded upon issuance of common stock    $225,000     $        -    $  -
  Stock repurchases accrued by
   Nebraska Book Company                            -      2,592,673       -
  Common stock contributed to
   Nebraska Book Company                            -        147,150       -


See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Due From Subsidiary - NBC Acquisition Corp. (the "Company") files a consolidated federal income tax return with its wholly-owned subsidiary, Nebraska Book Company, Inc. ("NBC") and follows a policy of recording income taxes equal to that which would have been incurred had the Company filed a separate return. NBC is responsible for remitting tax payments and collecting tax refunds for the consolidated group. The amount due from subsidiary represents the cumulative tax savings resulting from operating losses generated by the Company from which NBC derives the benefit through reduced tax payments on the consolidated return.

    Investment In and Advances From Subsidiary - The Company accounts for its investment in NBC under the equity method of accounting. Advances from NBC are included within the investment in subsidiaries.

B.  COMMITEMNTS AND CONTINGENCIES

    The Company has guaranteed repayment of indebtedness under the Senior Credit Facility held by NBC. Such indebtedness totaled $58.7 million at March 31, 1999.


NBC ACQUISITION CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                                Charged to   Charged to
                                 Beginning of    Costs and     Other        Net     End of Year
                                 Year Balance    Expenses     Accounts  Charge-Offs   Balance
                                 ------------   ----------  ---------- ----------- ----------
YEAR ENDED MARCH 31, 1999
  Allowance for doubtful accounts $ 164,829      $134,661      $ -      $ (133,591)  $165,899


YEAR ENDED MARCH 31, 1998
  Allowance for doubtful accounts   239,296       180,491        -        (254,958)   164,829


YEAR ENDED MARCH 31, 1997
  Allowance for doubtful accounts   255,027       159,602        -        (175,333)   239,296


                                  EXHIBIT INDEX


24.     Powers of Attorney (included on signature page).

27. Financial Data Schedule for the Year Ended March 31, 1999 [EDGAR filing only].