Form 10-Q
period 1999-09-30
NBC ACQUISITION CORP
filed 1999-11-15
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

TOTAL NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF NOVEMBER 12, 1999: 1,157,970 SHARES

                            TOTAL NUMBER OF PAGES: 14

                             EXHIBIT INDEX: PAGE 14

                              PART I. FINANCIAL INFORMATION

                               ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                          (Unaudited)                     (Unaudited)
                                                                          September 30,     March 31,     September 30,
                                                                              1999            1999            1998
                                                                           ------------    ------------     -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                            $  22,588,568   $   4,059,660   $  13,810,986
     Receivables                                                             33,134,286      20,838,546      31,892,698
     Inventories                                                             53,341,309      49,878,561      48,989,391
     Recoverable income tax                                                           -           4,902               -
     Deferred income tax benefit                                              1,491,693       1,468,156       1,183,529
     Prepaid expenses and other assets                                          273,258         376,748         117,568
                                                                           ------------    ------------     -----------
              Total current assets                                          110,829,114      76,626,573      95,994,172

PROPERTY AND EQUIPMENT                                                       34,242,974      31,212,534      30,427,825
     Less accumulated depreciation                                           (9,183,529)     (8,024,049)     (6,914,186)
                                                                           ------------    ------------     -----------
                                                                             25,059,445      23,188,485      23,513,639

GOODWILL AND OTHER INTANGIBLES, net of amortization                          43,989,077      38,778,577      41,043,490

OTHER ASSETS                                                                  4,064,919       4,313,208       3,424,269
                                                                           ------------    ------------     -----------
                                                                          $ 183,942,555   $ 142,906,843   $ 163,975,570
                                                                           ============    ============     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                     $  29,756,939   $   9,200,870   $  25,417,046
     Accrued employee compensation and benefits                               3,926,125       3,825,893       3,009,538
     Accrued interest                                                         1,345,438       1,426,509       1,788,867
     Accrued expenses                                                           754,046         681,725         624,957
     Income tax payable                                                       3,249,301               -         550,705
     Deferred revenue                                                           308,896         376,556         331,745
     Current maturities of long-term debt                                     3,674,093       5,644,838       1,984,782
     Current maturities of capital lease obligations                            104,744               -               -
                                                                           ------------    ------------     -----------
              Total current liabilities                                      43,119,582      21,156,391      33,707,640

LONG-TERM DEBT, net of current maturities                                   218,025,971     214,259,143     216,392,461

CAPITAL LEASE OBLIGATIONS, net of current maturities                            164,338               -               -

OTHER LONG-TERM LIABILITIES                                                     212,239         191,074         170,802

STOCKHOLDERS' DEFICIT:
     Class A common stock, voting, authorized 5,000,000 shares of $.01 par value; issued and outstanding 1,157,970; 957,792 and 953,027 shares at September 30 and March 31, 1999
        and September 30, 1998, respectively                                     11,580           9,578           9,530
     Additional paid-in capital                                              59,775,876      49,275,087      49,025,135
     Notes receivable from stockholders                                        (482,630)       (332,630)       (177,080)
     Retained deficit                                                      (136,884,401)   (141,651,800)   (135,152,918)
                                                                           ------------    ------------     -----------
              Total stockholders' deficit                                   (77,579,575)    (92,699,765)    (86,295,333)
                                                                           ------------    ------------     -----------
                                                                          $ 183,942,555   $ 142,906,843   $ 163,975,570
                                                                           ============    ============     ===========


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                               Three Months Ended September 30,    Six Months Ended September 30,
                                                   1999              1998             1999              1998
                                                -----------        ----------      -----------       -----------
REVENUES, net of returns                      $ 111,612,649      $ 95,012,456    $ 144,009,814     $ 124,676,448

COSTS OF SALES                                   69,315,060        59,641,165       88,859,397        76,746,356
                                                -----------        ----------      -----------       -----------
              Gross profit                       42,297,589        35,371,291       55,150,417        47,930,092

OPERATING EXPENSES:
     Selling, general and administrative         16,814,540        13,245,051       29,922,030        25,056,426
     Depreciation                                   620,142           530,167        1,206,127         1,059,451
     Amortization                                 2,106,785         1,600,371        3,694,542         3,367,422
                                                -----------        ----------      -----------       -----------
                                                 19,541,467        15,375,589       34,822,699        29,483,299
                                                -----------        ----------      -----------       -----------
INCOME FROM OPERATIONS                           22,756,122        19,995,702       20,327,718        18,446,793

OTHER EXPENSES (INCOME):
     Interest expense                             5,996,622         5,886,556       11,924,552        11,752,791
     Interest income                                (79,155)          (77,981)         (99,535)          (96,880)
     Other income                                  (289,681)         (466,691)        (530,972)         (677,460)
                                                -----------        ----------      -----------       -----------
                                                  5,627,786         5,341,884       11,294,045        10,978,451
                                                -----------        ----------      -----------       -----------
INCOME BEFORE INCOME TAXES                       17,128,336        14,653,818        9,033,673         7,468,342

INCOME TAX EXPENSE                                6,987,777         5,681,086        4,266,274         3,228,565
                                                -----------        ----------      -----------       -----------
NET INCOME                                    $  10,140,559      $  8,972,732    $   4,767,399     $   4,239,777
                                                ===========        ==========      ===========       ===========
EARNINGS PER SHARE:
     Basic                                           $ 8.76            $ 9.41           $ 4.38            $ 4.45
                                                ===========        ==========      ===========       ===========

     Diluted                                         $ 8.76            $ 9.41           $ 4.38            $ 4.45
                                                ===========        ==========      ===========       ===========

WEIGHTED-AVERAGE SHARES OUTSTANDING:
     Basic                                        1,157,970           953,027        1,089,437           953,027
                                                ===========        ==========      ===========       ===========

     Diluted                                      1,157,970           953,027        1,089,437           953,027
                                                ===========        ==========      ===========       ===========

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                      Notes
                                                     Additional    Receivable
                                          Common       Paid-in        From            Retained
                                          Stock        Capital     Stockholders        Deficit         Total
                                       ----------- -------------   -----------   ---------------  --------------

BALANCE, April 1, 1998                 $  9,530     $49,025,135    $ (211,800)   $ (139,392,695)  $ (90,569,830)

       Payment on stockholder note           -               -         34,720                -           34,720

       Net income                            -               -             -          4,239,777       4,239,777
                                       --------    ------------    -----------   ---------------  --------------

BALANCE, September 30, 1998            $  9,530     $49,025,135    $ (177,080)   $ (135,152,918)  $ (86,295,333)
                                       ========    ============    ===========   ===============  ==============


BALANCE, April 1, 1999                 $  9,578     $49,275,087    $ (332,630)   $ (141,651,800)  $ (92,699,765)

       Issuance of common stock           2,002      10,500,789      (150,000)               -       10,352,791

       Net income                            -               -             -          4,767,399       4,767,399
                                       --------    ------------  ------------- ---------------------------------

BALANCE, September 30, 1999            $ 11,580     $59,775,876    $ (482,630)   $ (136,884,401)  $ (77,579,575)
                                       ========    ============  =============   ===============  ==============



See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------
                                                                     Six Months Ended September 30,
                                                                         1999             1998
                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $  4,767,399     $  4,239,777
     Adjustments to reconcile net income to net cash flows
       from operating activities:
        Depreciation                                                   1,206,127        1,059,451
        Amortization of intangibles                                    4,545,445        4,192,698
        Original issue debt discount amortization                      2,741,813        2,468,697
        Loss on disposal of assets                                         9,860           22,392
        Changes in operating assets and liabilities,
        net of effect of acquisitions:
            Receivables                                              (12,163,698)     (10,509,552)
            Inventories                                                1,465,312         (178,677)
            Recoverable income tax                                       319,630        4,374,048
            Prepaid expenses and other assets                            238,098           72,382
            Other assets                                                 553,107         (678,192)
            Accounts payable                                          19,529,994       10,998,203
            Accrued employee compensation and benefits                  (143,525)        (787,704)
            Accrued interest                                             (81,071)             320
            Accrued expenses                                              72,321          126,217
            Income taxes payable                                       3,248,336          550,705
            Deferred revenue                                             (67,660)        (132,172)
            Other long-term liabilities                                   21,165           20,198
                                                                     -----------      -----------
               Net cash flows from operating activities               26,262,653       15,838,791

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                              (1,119,433)      (1,895,458)
     Bookstore acquisitions, net of cash acquired                    (15,852,506)              -
     Proceeds from sale of property and equipment                         52,969           31,883
     Software development costs                                         (156,992)        (107,230)
                                                                     -----------      -----------
               Net cash flows from investing activities              (17,075,962)      (1,970,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred financing costs                                            (32,478)        (209,965)
     Principal payments on long-term debt                               (945,730)        (288,645)
     Principal payments on capital lease obligations                     (32,366)              -
     Proceeds from issuance of stock                                  10,352,791               -
     Net decrease in revolving credit facility                                -        (5,400,000)
     Proceeds from payment on notes receivable from stockholders              -            34,720
                                                                     -----------      -----------
               Net cash flows from financing activities                9,342,217       (5,863,890)
                                                                     -----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             18,528,908        8,004,096

CASH AND CASH EQUIVALENTS, Beginning of period                         4,059,660        5,806,890
                                                                     -----------      -----------
CASH AND CASH EQUIVALENTS, End of period                            $ 22,588,568     $ 13,810,986
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
     Cash paid (refunded) during the period for:
        Interest                                                    $  8,412,907     $  8,233,975
        Income taxes                                                     706,483       (1,696,188)


     Noncash investing and financing activities:
        Note receivable from shareholder recorded upon
        issuance of common stock                                    $    150,000     $         -


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

2. ACQUISITIONS - Effective June 4, 1999, NBC acquired all of the outstanding common stock of Triro, Inc., an independent college bookstore operation with 17 retail bookstores located in Texas, New Mexico, and Arizona, for approximately $15.0 million, net of cash acquired. NBC accounted for this acquisition under the purchase method of accounting. Excess cost over fair value of net assets acquired of approximately $9.1 million has been recorded as goodwill and is being amortized over a period of three years. The results of operations for Triro, Inc. have been included in the consolidated results of the Company from the date of acquisition. The acquisition of Triro, Inc. was funded in part through a $10.3 million capital contribution from the Company to NBC. The Company raised the $10.3 million in capital through the sale of 197,001 shares of its Class A Common Stock to certain shareholders, including HWH Capital Partners, L.P. and members of senior management. The remaining funding was provided through available cash funds and borrowings under NBC's revolving credit facility. Also in conjunction with the acquisition of Triro, Inc., NBC established an irrevocable standby letter of credit for $52,000 which expires June 2, 2000.

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

                                          Six Months Ended September 30,
                                             1999             1998
                                       ----------------   -------------
          Pro Forma Information:
            Revenues, net of returns      $145,867,868   $137,160,632
            Net income                       4,086,284      3,594,958
            Earnings per share:
                 Basic                            3.53           3.13
                 Diluted                          3.53           3.13

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

4.   INVENTORIES - Inventories are summarized as follows:

                                   September 30,     March 31,    September 30,
                                       1999             1999          1998
          ----------------------------------------------------------------------
          Wholesale                  $18,763,400   $25,944,411      $17,185,210
          College bookstores          31,323,686    21,400,003       29,623,300
          Other                        3,254,223     2,534,147        2,180,881
          ----------------------------------------------------------------------
          Inventories                $53,341,309   $49,878,561      $48,989,391
          ======================================================================

5. LONG-TERM DEBT - The Company's indebtedness includes NBC's bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility expires on
     March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The borrowing base at September 30, 1999 was $47.9 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, LIBOR plus an applicable margin of up to 2.50%. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement") to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. The fiscal 1999 excess cash flow payment due September 29, 1999 was waived by the lenders. Additional indebtedness includes NBC's $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes") and $76.0 million face amount of 10.75% senior discount debentures due 2009 (the "Senior Discount Debentures"). The Senior Discount Debentures were issued at a discount in the amount of approximately $31.0 million and will accrete in value at the rate of 10.75% compounded semi-annually until February 15, 2003, at which time interest payments will begin.

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

     The Company accounts for intersegment sales as if the sales were to third parties (at current market prices). With the exception of cash and cash equivalents, certain receivables and other assets, and inventories, assets, net interest expense, and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarter and six months ended September 30, 1999 and 1998.

                                                      Wholesale     Bookstore   Complementary
                                                      Operations    Operations     Services       Total
                                                    ------------- ------------- ------------  -------------
        Quarter ended September 30, 1999:
          External customer revenues                $ 38,773,891  $ 68,204,799  $ 4,633,959   $ 111,612,649
          Intersegment revenues                        8,000,713        70,853      470,153       8,541,719
          Depreciation and amortization expense           71,880     1,601,522      526,426       2,199,828
          Income (loss) before interest and taxes     15,967,523     9,561,099     (662,153)     24,866,469

        Quarter ended September 30, 1998:
          External customer revenues                $ 39,470,120  $ 52,720,955  $ 2,821,381   $  95,012,456
          Intersegment revenues                        5,995,734             -      386,710       6,382,444
          Depreciation and amortization expense           72,268       732,273      423,006       1,227,547
          Income (loss) before interest and taxes     13,913,521     8,804,930     (500,854)     22,217,597

        Six months ended September 30, 1999:
          External customer revenues                $ 55,177,974  $ 81,260,086  $ 7,571,754   $ 144,009,814
          Intersegment revenues                       12,888,326        70,853      658,928      13,618,107
          Depreciation and amortization expense          142,457     2,660,320      988,622       3,791,399
          Income (loss) before interest and taxes     20,677,776     5,051,598   (1,316,924)     24,412,450
        Six months ended September 30, 1998:
          External customer revenues                $ 54,402,846  $ 64,905,894  $ 5,367,708   $ 124,676,448
          Intersegment revenues                       10,119,939             -      610,308      10,730,247
          Depreciation and amortization expense          143,535     1,465,710      846,524       2,455,769
          Income (loss) before interest and taxes     18,660,773     5,370,318   (1,234,095)     22,796,996

     The following table reconciles segment information presented above with consolidated information as presented in the consolidated financial statements for the quarter and six months ended September 30, 1999 and 1998.

                                                   Quarter Ended September 30,   Six Months Ended September 30,
                                                        1999         1998              1999          1998
                                                  -------------- --------------   -------------- -------------
Revenues:
  Total for reportable segments                   $ 120,154,368  $ 101,394,900    $ 157,627,921  $135,406,695
  Elimination of intersegment revenues               (8,541,719)    (6,382,444)     (13,618,107)  (10,730,247)
                                                  -------------- --------------   -------------- -------------
    Consolidated total                            $ 111,612,649  $  95,012,456    $ 144,009,814  $124,676,448
                                                  ============== ==============   ============== =============
Depreciation and Amortization Expense:
  Total for reportable segments                   $   2,199,828  $   1,227,547    $   3,791,399  $  2,455,769
  Corporate administration                              527,099        902,991        1,109,270     1,971,104
                                                  -------------- --------------   -------------- -------------
    Consolidated total                            $   2,726,927  $   2,130,538    $   4,900,669  $  4,426,873
                                                  ============== ==============   ============== =============
Income Before Interest and Taxes:
  Total for reportable segments                   $  24,866,469  $  22,217,597    $  24,412,450  $ 22,796,996
  Unallocated corporate administrative costs         (1,820,666)    (1,755,204)      (3,553,760)   (3,672,743)
                                                  -------------- --------------   -------------- -------------
    Consolidated income before interest and taxes    23,045,803     20,462,393       20,858,690    19,124,253
  Interest expense, net                              (5,917,467)    (5,808,575)     (11,825,017)  (11,655,911)
                                                  -------------- --------------   -------------- -------------
    Consolidated income before income taxes       $  17,128,336  $  14,653,818    $   9,033,673  $  7,468,342
                                                  ============== ==============   ============== =============

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

8. SUBSEQUENT EVENT - Effective November 12, 1999, NBC acquired certain assets and liabilities (as defined in the Agreement of Sale) of Michigan College Book Company, Inc. and Ned's Berkeley Book Company, Inc., independent college bookstore operations under common ownership with 11 retail bookstores located in Michigan and California. The gross purchase price, including the assumption of liabilities, is estimated to be $10.4 million. The net purchase price, which reflects average net working capital, is estimated to be $9.8 million. This acquisition will be accounted for under the purchase method of accounting and any excess cost over fair value of net assets acquired will be recorded as goodwill and amortized over a period of three years.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1998.

REVENUES. Revenues for the quarters ended September 30, 1999 and 1998 and the corresponding increase (decrease) in revenues were as follows:

                                                          Increase (Decrease)
                                                       -----------------------
                                 1999        1998        Amount     Percentage
                             ------------ ------------ ------------ ----------
Wholesale operations         $ 46,774,604 $45,465,854  $ 1,308,750       2.9%
College bookstore operations   68,275,652  52,720,955   15,554,697      29.5%
Complementary services          5,104,112   3,208,091    1,896,021      59.1%
Intercompany eliminations      (8,541,719) (6,382,444)  (2,159,275)     33.8%
                             ------------ ------------ ------------ ----------
                             $111,612,649 $95,012,456  $16,600,193      17.5%
                             ============ ============ ============ ==========

The increase in wholesale revenues for the quarter ended September 30, 1999 was due primarily to publisher price increases. The increase in college bookstore revenues was attributable to the net addition of 28 new college bookstores either through acquisition or startup since July 1, 1998, including 17 new bookstores added through the Triro, Inc. acquisition, which occurred effective June 4, 1999. Of the $15.6 million increase in college bookstore revenues, $14.6 million was attributable to new college bookstores with the remainder accounted for by a 3.1% increase in same store revenues. Complementary services revenues increased primarily due to growth in the Company's distance education and system sales programs. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the quarter ended September 30, 1999 increased $6.9 million, or 19.6%, to $42.3 million from $35.4 million for the quarter ended September 30, 1998. This increase was primarily due to higher revenues, combined with an increase in gross margin percent. Gross margin for the quarter ended September 30, 1999 increased to 37.9% from 37.2% for the quarter ended September 30, 1998 despite an increasing proportion of sales coming from college bookstore operations, which historically have had lower margins than wholesale and complementary services operations. This increase was primarily due to an increase in used textbook sales through the Company's bookstores, which generate a consolidated average gross margin of 58.0% compared to an average gross margin of 37.0% for external wholesale sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 1999 increased $3.6 million, or 26.9%, to $16.8 million from $13.2 million for the quarter ended September 30, 1998. Selling, general and administrative expenses as a percentage of revenues were 15.1% and 13.9% for the quarters ended September 30, 1999 and September 30, 1998, respectively. The increase in expenses resulted primarily from the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions and startups.

AMORTIZATION EXPENSE. Amortization expense for the quarter ended September 30, 1999, increased $0.5 million, or 31.6%, to $2.1 million from $1.6 million for the quarter ended September 30, 1998. This increase was the result of additional amortization of goodwill related to recent acquisitions, including Triro, Inc., and was partially offset by a non-compete agreement becoming fully-amortized in August, 1998.

INCOME TAXES. The Company's effective tax rate for the quarter ended September 30, 1999 was 40.8% as compared to 38.8% for the quarter ended September 30, 1998. This increase in expense was primarily the result of non-deductible amortization on goodwill associated with the Triro, Inc. acquisition.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES. Revenues for the six months ended September 30, 1999 and 1998 and the corresponding increase (decrease) in revenues were as follows:

                                                            Increase (Decrease)
                                                         -----------------------
                                1999           1998        Amount    Percentage
                           --------------- ------------- ----------- -----------
Wholesale operations         $ 68,066,300  $ 64,522,785  $ 3,543,515       5.5%
College bookstore operations   81,330,939    64,905,894   16,425,045      25.3%
Complementary services          8,230,682     5,978,016    2,252,666      37.7%
Intercompany eliminations     (13,618,107)  (10,730,247)  (2,887,860)     26.9%
                           --------------- -------------  -----------   -------
                             $144,009,814  $124,676,448  $19,333,366      15.5%
                           =============== =============  ===========   =======

The increase in wholesale revenues for the six months ended September 30, 1999 was due primarily to publisher price increases and a two percent increase in units shipped. The increase in college bookstore revenues was attributable to the net addition of 28 new college bookstores either through acquisition or startup since April 1, 1998, including 17 new bookstores added through the Triro, Inc. acquisition, which occurred effective June 4, 1999. Of the $16.4 million increase in college bookstore revenues, $15.8 million was attributable to new college bookstores with the remainder accounted for by a 2.1% increase in same store revenues. Same store revenues were up despite lower general merchandise sales at stores located near colleges that achieved prominent collegiate athletic championships during 1998. Complementary services revenues increased primarily due to growth in the Company's distance education and system sales programs. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the six months ended September 30, 1999 increased $7.2 million, or 15.1%, to $55.1 million from $47.9 million for the six months ended September 30, 1998. This increase was primarily due to higher revenues, combined with relatively stable gross margins. Gross margin for the six months ended September 30, 1999 decreased slightly to 38.3% from 38.4% for the six months ended September 30, 1998. The Company was able to maintain stable margins despite an increasing proportion of sales coming from college bookstore operations, which historically have had lower margins than wholesale and complementary services operations. That impact was offset primarily due to an increase in used textbook sales through the Company's bookstores, which generate a consolidated average gross margin of 58.0% compared to an average gross margin of 37.0% for external wholesale sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended September 30, 1999 increased $4.9 million, or 19.4%, to $29.9 million from $25.0 million for the six months ended September 30, 1998. Selling, general and administrative expenses as a percentage of revenues were 20.8% and 20.1% for the six months ended September 30, 1999 and September 30, 1998, respectively. The increase in expenses resulted primarily from the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions and startups. Additionally, the Company incurred all severance costs associated with the resignation of NBC's former chief financial officer in June, 1999.

AMORTIZATION EXPENSE. Amortization expense for the six months ended September 30, 1999 increased $0.3 million, or 9.7%, to $3.7 million from $3.4 million for the six months ended September 30, 1998. This increase was the result of additional amortization of goodwill related to recent acquisitions, including Triro, Inc., and was partially offset by a non-compete agreement becoming fully-amortized in August, 1998.

INCOME  TAXES.  The  Company's  effective  tax  rate  for the six  months  ended
September  30,  1999 was 47.2% as  compared  to 43.2% for the six  months  ended
September 30, 1998. This increase in expense was primarily the result of non-deductible amortization on goodwill associated with the Triro, Inc. acquisition.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, and for capital expenditures. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under NBC's credit facility. At September 30, 1999, the Company's total indebtedness was approximately $222.0 million, consisting of approximately $57.8 million in Term Loans, $110.0 million of Senior Subordinated Notes, $53.4 million of Senior Discount Debentures, and $0.8 million of other indebtedness, including capital lease obligations.

        Principal and interest payments under the Senior Credit Facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. Under the terms of the Tranche A and B Loans, NBC is required to make principal payments totaling approximately $3.1 million in fiscal 2000, $4.4 million in fiscal 2001, $6.3 million in fiscal 2002, $6.8 million in fiscal 2003, $8.5 million in fiscal 2004, $11.2 million in fiscal 2005 and $18.4 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility) towards Tranche A and B Loan principal balances. The fiscal 1999 excess cash flow payment due September 29, 1999 was waived by the lenders. Loans under the Senior Credit Facility bear interest at floating rates based upon the interest rate option selected by NBC. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008. The Senior Discount Debentures require semi-annual interest payments commencing August 15, 2003 at a fixed rate of 10.75% and mature on February 15, 2009.

        The Company's capital expenditures were $1.1 million and $1.9 million for the six months ended September 30, 1999 and 1998, respectively. The Company estimates that for fiscal 2000, approximately $2.5 million of capital expenditures will be required, primarily for maintenance. Capital expenditures consist primarily of bookstore opening costs, bookstore renovations, computer upgrades and miscellaneous maintenance requirements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

        Business acquisition expenditures were $15.9 million for the six months ended September 30, 1999. Such expenditures included the acquisition of Triro, Inc. and two college bookstores in Florida. There were no business acquisition expenditures in the six months ended September 30, 1998.

        The Company's principal sources of cash to fund its normal future liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each semester (May and December). Net cash flows from operating activities for the six months ended September 30, 1999 were $26.3 million, an increase of $10.5 million from $15.8 million for the six months ended September 30, 1998. This increase was primarily due to growth in accounts payable. The acquisition of certain assets and liabilities of Michigan College Book Company, Inc. and Ned's Berkeley Book Company, Inc. was originally funded by available cash. The Company anticipates that approximately $4.0 million of the purchase price will ultimately be funded by proceeds from the issuance of additional shares of the Company's Class A common stock to certain shareholders, including HWH Capital Partners, L.P. and members of senior management. Future acquisitions, if any, may require additional debt or equity financing.

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

        As of September 30, 1999, NBC could borrow up to $47.9 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at September 30, 1999. In conjunction with certain bookstore acquisitions, NBC established irrevocable standby letters of credit for $142,000 which expire between October, 1999 and June, 2000. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations contained in the Senior Credit Facility.

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

        The Company has completed an assessment of the impact of the Year 2000 Issue on its operations, and has been modifying and will continue to modify and replace portions of its software so that its internal computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has been addressing the Year 2000 Issue consistently as part of its regular program of updating and rewriting its internal corporate applications during the last eight years. As a result, all of the Company's own applications, including those marketed and sold to independent college bookstores, have been modified and tested completely. Since Year 2000 Issue modifications were integrated with regular operations, no significant additional costs were incurred in conjunction with such modifications.

          The Company has identified and evaluated potential risks associated with the Year 2000 Issue on non-information technology systems (i.e., telecommunications, heating and cooling, security, electrical and freight). Although potentially disruptive, management does not believe that such Year 2000 Issue system difficulties will adversely affect day-to-day operations at the Company's retail locations. In a most likely worst case scenario, difficulties encountered with the telecommunications and freight systems could potentially hinder the Company's ability to receive and ship wholesale orders. Contingency plans have been developed to minimize the effect of any such disruptions on day-to-day operations.

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

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

        This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition; ability to integrate recent acquisitions; loss or retirement of key members of management; increases in the Company's cost of borrowing or inability or unavailability of additional debt or equity capital; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in general economic conditions and/or in the markets in which the Company competes or may, from time to time, compete; the impact of the Internet on the Company's operations; and other risks detailed in the Company's Securities and Exchange Commission filings, in particular the Company's Registration Statement on Form S-4 (No. 333-48225), all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in LIBOR interest rates. Of the $222.0 million in long-term debt and capital lease obligations outstanding at September 30, 1999, approximately $57.8 million is subject to fluctuations in the LIBOR rate. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Debentures) and by entering into interest rate swap agreements to effectively convert certain variable rate debt into fixed rate debt. NBC has separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate Tranche A and B Term Loans have been effectively converted into debt with a fixed LIBOR rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). The current notional amount under each agreement is approximately $28.9 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and B Term Loans. NBC is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. NBC anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

Certain quantitative market risk disclosures have changed significantly since March 31, 1999 as a result of an upward movement in interest rates. The following table reflects significant changes in the risks disclosed at March 31, 1999. Weighted average variable rates are based on implied forward rates in the yield curve as of the date specified.

                                             September 30,    March 31,
                                                 1999           1999
                                            -------------- --------------
     Fair Values:
       Fixed rate debt                      $ 158,512,578  $ 162,522,662
       Interest rate swaps                        700,900       (564,380)

     Overall Weighted Average Interest Rates:
       Variable rate debt                           8.85%          8.12%
       Interest rate swap receive rate              6.20%          5.54%

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

    Pursuant to the terms of an employment agreement dated July 1, 1999, NBC appointed Mr. Alan G. Siemek as its new Chief Financial Officer. Effective July 1, 1999, under the terms of the employment agreement, Mr. Siemek was granted options to purchase 6,353 shares of the Company's Class A Common Stock under the 1998 Performance Stock Option Plan at an exercise price of $52.47 per share. Also effective July 1, 1999, the Company issued 3,177 shares of its Class A Common Stock to Mr. Siemek at a price of $52.47 per share (founders price), receiving $16,688 in cash and a $150,000 note maturing September, 2009 and bearing interest at 5.25% per year. No underwriters were involved in these transactions, which were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1 Agreement of Sale, dated as of September 30, 1999 between and among Nebraska Book Company, Inc., Michigan College Book Company, Inc., Ned's Berkeley Book Company, Inc., Ned Shure, Fred Shure, and Jack Barenfanger, filed as Exhibit 2.1 to NBC Acquisition Corp. Form 8-K dated November 12, 1999, is incorporated herein by reference.

     10.1 Memorandum of Understanding, dated as of July 1, 1999 between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer

     27   Financial Data Schedule [EDGAR filing only]

(b)  Reports On Form 8-K

     Current Report on Form 8-K/A filed August 3, 1999 reporting the acquisition of Triro, Inc. and submitting audited financial statements of Triro, Inc. for the years ended March 31, 1999 and 1998 and unaudited pro forma financial information as of and for the year ended March 31, 1999.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Lincoln, Nebraska, on November 12, 1999.

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