Form 10-Q
period 1999-12-31
NBC ACQUISITION CORP
filed 2000-02-11
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

        TOTAL NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF
                      FEBRUARY 11, 2000: 1,248,513 SHARES

                            TOTAL NUMBER OF PAGES: 17

                             EXHIBIT INDEX: PAGE 17

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------
                                                             (Unaudited)                   (Unaudited)
                                                             December 31,     March 31,    December 31,
                                                                 1999           1999           1998
                                                             -------------  ------------- --------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                               $   8,668,018  $   4,059,660  $   4,591,918
    Receivables                                                46,158,564     20,838,546     43,527,544
    Inventories                                                74,273,357     49,878,561     62,312,841
    Recoverable income tax                                           -             4,902           -
    Deferred income tax benefit                                 1,491,693      1,468,156      1,183,529
    Prepaid expenses and other assets                             729,521        376,748        183,081
                                                             -------------  ------------- --------------
           Total current assets                               131,321,153     76,626,573    111,798,913

PROPERTY AND EQUIPMENT                                         35,267,482     31,212,534     30,838,815
    Less accumulated depreciation                              (9,962,516)    (8,024,049)    (7,477,587)
                                                             -------------  ------------- --------------
                                                               25,304,966     23,188,485     23,361,228

GOODWILL AND OTHER INTANGIBLES, net of amortization            49,116,923     38,778,577     40,018,377

OTHER ASSETS                                                    4,698,052      4,313,208      3,623,478
                                                             -------------  ------------- --------------

                                                            $ 210,441,094  $ 142,906,843  $ 178,801,996
                                                             =============  ============= ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                        $  18,679,830  $   9,200,870  $  16,093,138
    Accrued employee compensation and benefits                  4,126,569      3,825,893      3,183,263
    Accrued interest                                            3,748,767      1,426,509      4,639,232
    Accrued expenses                                              278,558        681,725        322,104
    Income tax payable                                            183,248           -           108,978
    Deferred revenue                                              121,706        376,556        169,860
    Current maturities of long-term debt                        4,143,327      5,644,838      2,641,467
    Current maturities of capital lease obligations                88,236           -              -
    Revolving credit facility                                  39,300,000           -        25,000,000
                                                             -------------  ------------- --------------
          Total current liabilities                            70,670,241     21,156,391     52,158,042

LONG-TERM DEBT, net of current maturities                     217,718,243    214,259,143    216,413,218

CAPITAL LEASE OBLIGATIONS, net of current maturities              138,846           -              -

OTHER LONG-TERM LIABILITIES                                       803,121        191,074        181,529

STOCKHOLDERS' DEFICIT:
    Class A common stock, voting, authorized 5,000,000
      shares of $.01 par value; issued and outstanding
      1,245,892; 957,792 and 953,027 shares at
      December 31 and March 31, 1999 and December 31, 1998,
      respectively                                                 12,459          9,578          9,530
    Additional paid-in capital                                 64,387,987     49,275,087     49,025,135
    Notes receivable from stockholders                           (482,630)      (332,630)      (177,080)
    Retained deficit                                         (142,807,173)  (141,651,800)  (138,808,378)
                                                             -------------  ------------- --------------
          Total stockholders' deficit                         (78,889,357)   (92,699,765)   (89,950,793)
                                                             -------------  ------------- --------------

                                                            $ 210,441,094  $ 142,906,843  $ 178,801,996
                                                             =============  ============= ==============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------------------------------


                                          Three Months Ended December 31,  Nine Months Ended December 31,
                                                1999        1998               1999         1998
                                            ------------ ------------     -------------  ------------
REVENUES, net of returns                    $ 41,354,929 $ 34,859,413      $185,364,743  $159,535,861

COSTS OF SALES                                25,154,491   20,912,167       114,013,888    97,658,523
                                            ------------ ------------      ------------- ------------

          Gross profit                        16,200,438   13,947,246        71,350,855    61,877,338

OPERATING EXPENSES:
    Selling, general and administrative       16,298,202   12,581,377        46,220,232    37,637,803
    Depreciation                                 782,436      587,016         1,988,563     1,646,467
    Amortization                               2,535,874    1,280,476         6,230,416     4,647,898

                                            ------------ ------------      ------------  ------------
                                              19,616,512   14,448,869        54,439,211    43,932,168
                                            ------------ ------------      ------------  ------------

INCOME (LOSS) FROM OPERATIONS                 (3,416,074)    (501,623)       16,911,644    17,945,170

OTHER EXPENSES (INCOME):
    Interest expense                           5,746,916    5,636,865        17,671,468    17,389,656
    Interest income                             (131,195)    (126,616)         (230,730)     (223,496)
    Other income                                (383,358)    (435,983)         (914,330)   (1,113,443)
                                            ------------ ------------      ------------  ------------

                                               5,232,363    5,074,266        16,526,408    16,052,717
                                            ------------ ------------      ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES             (8,648,437)  (5,575,889)          385,236     1,892,453

INCOME TAX EXPENSE (BENEFIT)                  (2,725,665)  (1,920,429)        1,540,609     1,308,136

                                            ------------ ------------      ------------  ------------
NET INCOME (LOSS)                           $ (5,922,772)$ (3,655,460)     $ (1,155,373) $    584,317
                                            ============ ============      ============  ============



EARNINGS (LOSS) PER SHARE:
    Basic                                   $      (5.01)$      (3.84)     $      (1.03) $       0.61
                                            ============ ============      ============   ===========

    Diluted                                 $      (5.01)$      (3.84)     $      (1.03) $       0.61
                                            ============ ============      ============   ===========

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                      1,182,818      953,027         1,120,677       953,027
                                            ============ ============      ============   ===========

    Diluted                                    1,182,818      953,027         1,120,677       953,027
                                            ============ ============      ============   ===========



See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
----------------------------------------------------------------------------------------------------

                                                          Notes
                                          Additional    Receivable
                                 Common     Paid-in       From          Retained
                                 Stock      Capital     Stockholders    Deficit           Total
                                --------- ------------  ----------  ---------------  ---------------

BALANCE, APRIL 1, 1998           $ 9,530  $49,025,135   $ (211,800) $ (139,392,695)   $ (90,569,830)

    Payment on stockholder note     -            -          34,720            -              34,720

    Net income                      -            -            -            584,317          584,317
                                --------- ------------  ----------  ---------------  ---------------

BALANCE, DECEMBER 31, 1998       $ 9,530  $49,025,135   $ (177,080) $ (138,808,378)   $ (89,950,793)
                                ========= ============  ==========  ===============  ===============


BALANCE, APRIL 1, 1999           $ 9,578  $49,275,087   $ (332,630) $ (141,651,800)   $ (92,699,765)

    Issuance of common stock       2,881   15,112,900     (150,000)           -          14,965,781

    Net loss                        -            -            -         (1,155,373)      (1,155,373)
                                --------- ------------  ----------  ---------------  ---------------

BALANCE, DECEMBER 31, 1999       $12,459  $64,387,987   $ (482,630) $ (142,807,173)   $ (78,889,357)
                                ========= ============  ==========  ===============  ===============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-----------------------------------------------------------------------------------------


                                                             Nine Months Ended December 31,
                                                                   1999          1998
                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                         $ (1,155,373)  $   584,317
    Adjustments to reconcile net income (loss)
      to net cash flows from operating activities:
       Depreciation                                              1,988,563     1,646,467
       Amortization of intangibles                               7,504,853     5,885,812
       Original issue debt discount amortization                 4,157,603     3,743,737
       Loss on disposal of assets                                   16,580        25,526
       Changes in operating assets and liabilities,
         net of effect of acquisitions:
          Receivables                                          (25,099,815)  (22,141,283)
          Inventories                                          (17,129,002)  (12,497,627)
          Recoverable income tax                                   319,630     4,374,048
          Prepaid expenses and other assets                       (218,165)       14,807
          Other assets                                             (80,860)     (822,459)
          Accounts payable                                       7,852,885     1,674,295
          Accrued employee compensation and benefits                56,919      (613,979)
          Accrued interest                                       2,322,258     2,850,685
          Accrued expenses                                        (407,327)     (176,636)
          Income taxes payable                                     182,283       108,978
          Deferred revenue                                        (254,850)     (294,057)
          Other long-term liabilities                              612,047        30,925
                                                               ------------  ------------

             Net cash flows from operating activities          (19,331,771)  (15,606,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                         (1,795,983)   (2,146,364)
    Bookstore acquisitions, net of cash acquired               (26,020,901)   (1,710,182)
    Proceeds from sale of property and equipment                    59,841        39,679
    Software development costs                                    (261,751)     (162,172)
                                                               ------------  ------------

             Net cash flows from investing activities          (28,018,794)   (3,979,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred financing costs                                       (32,478)     (377,966)
    Principal payments on long-term debt                        (2,200,014)     (886,243)
    Principal payments on capital lease obligations                (74,366)         -
    Proceeds from issuance of stock                             14,965,781          -
    Net increase in revolving credit facility                   39,300,000    19,600,000
    Proceeds from payment on notes receivable
      from stockholders                                               -           34,720
                                                               ------------  ------------

             Net cash flows from financing activities           51,958,923    18,370,511
                                                               ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             4,608,358    (1,214,972)

CASH AND CASH EQUIVALENTS, Beginning of period                   4,059,660     5,806,890
                                                               ------------  ------------

CASH AND CASH EQUIVALENTS, End of period                      $  8,668,018   $ 4,591,918
                                                               ============  ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
    Cash paid (refunded) during the period for:
       Interest                                               $  9,917,170   $ 9,210,510
       Income taxes                                                725,807    (3,174,890)


    Noncash investing and financing activities:
       Note receivable from shareholder recorded
        upon issuance of common stock                         $    150,000   $     -



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

2. ACQUISITIONS - Effective November 12, 1999, NBC acquired certain assets and liabilities of Michigan College Book Company, Inc. and Ned's Berkeley Book Company, Inc. (collectively referred to as "Ned's Bookstores"), an independent college bookstore operation with 11 retail bookstores located in Michigan and California, for approximately $10.2 million, net of cash acquired. NBC accounted for this acquisition under the purchase method of accounting. Excess cost over fair value of net assets acquired of approximately $7.8 million has been recorded as goodwill and is being amortized over a period of three years. Such amortization period was assigned based upon the factors outlined in APB Opinion No. 17. The results of operations for Ned's Bookstores have been included in the consolidated results of the Company from the date of acquisition. The acquisition of Ned's Bookstores was funded in part through a $4.6 million capital contribution from the Company to NBC. The Company raised the $4.6 million in capital through the sale of 87,922 shares of its Class A Common Stock to certain shareholders, including HWH Capital Partners, L.P. and members of senior management on December 6, 1999. The remaining funding was provided through available cash funds.

     Effective June 4, 1999, NBC acquired all of the outstanding common stock of Triro, Inc., an independent college bookstore operation with 17 retail bookstores located in Texas, New Mexico, and Arizona, for approximately $15.0 million, net of cash acquired. NBC accounted for this acquisition under the purchase method of accounting. Excess cost over fair value of net assets acquired of approximately $9.1 million has been recorded as goodwill and is being amortized over a period of three years. Such amortization period was assigned based upon the factors outlined in APB Opinion No. 17. The results of operations for Triro, Inc. have been included in the consolidated results of the Company from the date of acquisition. The acquisition of Triro, Inc. was funded in part through a $10.3 million capital contribution from the Company to NBC. The Company raised the $10.3 million in capital through the sale of 197,001 shares of its Class A Common Stock to certain shareholders, including HWH Capital Partners, L.P. and members of senior management. The remaining funding was provided through available cash funds and borrowings under NBC's revolving credit facility. Also in conjunction with the acquisition of Triro, Inc., NBC established an irrevocable standby letter of credit for $52,000 which expires June 2, 2000.

     The following table summarizing unaudited pro forma financial information assumes the acquisitions discussed above had occurred at the beginning of each period presented. The unaudited pro forma financial information is not necessarily indicative of what the actual results of operations would have been had the acquisitions occurred at the beginning of each period presented, nor does it purport to indicate the results of future operations.

                                         Nine Months Ended December 31,
                                              1999          1998
                                         ------------- -------------
          Pro Forma Information:
            Revenues, net of returns     $198,212,404  $185,891,857
            Net loss                       (2,253,942)   (2,417,245)
            Earnings (loss) per share:
              Basic                             (1.81)        (1.95)
              Diluted                           (1.81)        (1.95)

3. EARNINGS PER SHARE - Earnings per share are calculated in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, EARNINGS PER SHARE. SFAS 128 requires dual presentation of Basic and Diluted Earnings Per Share (EPS). Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options. Options outstanding under the Company's stock option plans have no impact on diluted earnings per share as the exercise price of such options is no less than the estimated fair value of the Class A Common Stock underlying the options as of the end of each period presented.

4.   INVENTORIES - Inventories are summarized as follows:

                                  December 31,   March 31,       December 31,
                                      1999         1999             1998
         --------------------------------------------------------------------
         Wholesale                $20,680,758   $25,944,411      $22,091,557
         College bookstores        48,494,953    21,400,003       37,357,295
         Complementary services     5,097,646     2,534,147        2,863,989
         --------------------------------------------------------------------
         Inventories              $74,273,357   $49,878,561      $62,312,841
         ====================================================================

5. LONG-TERM DEBT - The Company's indebtedness includes NBC's bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility expires on
     March  31,  2004.  Availability  under the  Revolving  Credit  Facility  is determined by the calculation of a borrowing base which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The borrowing base at December 31, 1999 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, LIBOR plus an applicable margin of up to 2.50%. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement") to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. The fiscal 1999 excess cash flow payment due September 29, 1999 was waived by the lenders due to NBC's acquisition activities. Additional indebtedness includes NBC's $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes") and $76.0 million face amount of 10.75% senior discount debentures due 2009 (the "Senior Discount Debentures"). The Senior Discount Debentures were issued at a discount in the amount of approximately $31.0 million and will accrete in value at the rate of 10.75% compounded semi-annually until February 15, 2003, at which time interest payments will begin.

6. SEGMENT INFORMATION - The following segment reporting information is provided in accordance with SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

     The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 98 college bookstores located on or adjacent to college campuses. The complementary services segment includes book-related services such as a centralized buying service, distance education materials, and computer hardware and software.

     The Company accounts for intersegment sales as if the sales were to third parties (at current market prices). With the exception of cash and cash equivalents, certain receivables and other assets, and inventories, assets, net interest expense, and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarter and nine months ended December 31, 1999 and 1998.


                                             Wholesale     Bookstore  Complementary
                                            Operations    Operations    Services       Total
                                         ------------- -------------------------- --------------
Quarter ended December 31, 1999:
  External customer revenues              $ 20,981,482  $ 16,359,151  $ 4,014,296   $ 41,354,929
  Intersegment revenues                      2,501,936        71,645      617,156      3,190,737
  Depreciation and amortization expense         75,645     2,059,829      553,204      2,688,678
  Income (loss) before interest
   and taxes                                 4,451,493    (4,574,690)    (741,916)      (865,113)

Quarter ended December 31, 1998:
  External customer revenues              $ 20,426,652  $ 12,464,199  $ 1,968,562   $ 34,859,413
  Intersegment revenues                      1,467,670          -          91,722      1,559,392
  Depreciation and amortization expense         82,710       772,130      434,359      1,289,199
  Income (loss) before interest and taxes    6,181,543    (4,121,994)    (700,899)     1,358,650

Nine months ended December 31, 1999:
  External customer revenues              $ 76,159,456  $ 97,619,237  $11,586,050   $185,364,743
  Intersegment revenues                     15,390,262       142,498    1,276,084     16,808,844
  Depreciation and amortization expense        218,102     4,720,149    1,541,826      6,480,077
  Income (loss) before interest and taxes   25,129,269       476,908   (2,058,840)    23,547,337
Nine months ended December 31, 1998:
  External customer revenues              $ 74,829,498  $ 77,370,093  $ 7,336,270   $159,535,861
  Intersegment revenues                     11,587,609          -         702,030     12,289,639
  Depreciation and amortization expense        226,245     2,237,840    1,280,883      3,744,968
  Income (loss) before interest and taxes   24,842,316     1,248,324   (1,934,994)    24,155,646


     The following table reconciles segment information presented above with consolidated information as presented in the consolidated financial statements for the quarter and nine months ended December 31, 1999 and 1998.

                                              Quarter Ended December 31,   Nine Months Ended December 31,
                                                  1999           1998           1999          1998
                                             -------------- -------------- --------------- -------------
Revenues:
  Total for reportable segments               $  44,545,666   $ 36,418,805  $ 202,173,587  $171,825,500
  Elimination of intersegment revenues           (3,190,737)    (1,559,392)   (16,808,844)  (12,289,639)
                                             -------------- -------------- --------------- -------------
    Consolidated total                        $  41,354,929   $ 34,859,413  $ 185,364,743  $159,535,861
                                             ============== ============== =============== =============

Depreciation and Amortization Expense:
  Total for reportable segments               $   2,688,678   $  1,289,199  $   6,480,077   $ 3,744,968
  Corporate administration                          629,632        578,293      1,738,902     2,549,397
                                             -------------- -------------- --------------- ------------
    Consolidated total                        $   3,318,310   $  1,867,492  $   8,218,979   $ 6,294,365
                                             ============== ============== =============== =============

Income (Loss) Before Interest and Taxes:
  Total for reportable segments               $    (865,113)  $  1,358,650  $  23,547,337  $ 24,155,646
  Unallocated corporate administrative costs     (2,167,603)    (1,424,290)    (5,721,363)   (5,097,033)
                                             -------------- -------------- --------------- -------------
    Consolidated income (loss) before interest   (3,032,716)       (65,640)    17,825,974    19,058,613
      and taxes
  Interest expense, net                          (5,615,721)    (5,510,249)   (17,440,738)  (17,166,160)
                                             -------------- -------------- --------------- -------------
    Consolidated income (loss) before
      income taxes                            $  (8,648,437)  $ (5,575,889) $     385,236  $  1,892,453
                                             ============== ============== =============== =============


     The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

7. NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement becomes effective, and will be adopted by the Company, in the first quarter of fiscal 2002. The impact on the Company's financial position and results of operations is not expected to be material.

     On March 4, 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, which provides guidance on accounting for the costs of computer software developed or obtained for internal use and is effective for fiscal years beginning after December 15, 1998. The Company's primary activities regarding the internal development of software revolve around its proprietary college bookstore information system (PRISM), which is utilized by the Company's retail bookstores and also marketed to the general public. As the PRISM software developed internally is intended for both internal use and sale to external customers, the Company adheres to the guidance in SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED as required by Statement of Position 98-1. As a result, there was no significant impact on the Company's financial position and results of operations from the early adoption of Statement of Position 98-1 in fiscal 1998.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1999 COMPARED WITH QUARTER ENDED DECEMBER 31, 1998.

REVENUES. Revenues for the quarters ended December 31, 1999 and 1998 and the corresponding increase (decrease) in revenues were as follows:

                                                          Increase (Decrease)
                                                        -----------------------
                                  1999        1998        Amount     Percentage
                              ------------ ------------ ------------ ----------
 Wholesale operations          $23,483,418 $21,894,322   $1,589,096       7.3%
 College bookstore operations   16,430,796  12,464,199    3,966,597      31.8%
 Complementary services          4,631,452   2,060,284    2,571,168     124.8%
 Intercompany eliminations      (3,190,737) (1,559,392)  (1,631,345)    104.6%
                              ------------ ------------ ------------ ----------
                               $41,354,929 $34,859,413   $6,495,516      18.6%
                              ============ ============ ============ ==========

The increase in wholesale revenues for the quarter ended December 31, 1999 was due primarily to publisher price increases and also an increase in units shipped. The increase in college bookstore revenues was attributable to the net addition of 38 new college bookstores either through acquisition or startup since October 1, 1998, including 28 new bookstores added through the Triro, Inc. and Ned's Bookstores acquisitions, which occurred effective June 4, 1999 and November 12, 1999, respectively. Of the $4.0 million increase in college bookstore revenues, $2.7 million was attributable to new college bookstores with the remainder accounted for by a 10.8% increase in same store revenues. Complementary services revenues increased primarily due to growth in the Company's distance education and system sales programs. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the quarter ended December 31, 1999 increased $2.3 million, or 16.2%, to $16.2 million from $13.9 million for the quarter ended December 31, 1998. This increase was primarily due to higher revenues, partially offset by a decrease in gross margin percent. Gross margin for the quarter ended December 31, 1999 decreased to 39.2% from 40.0% for the quarter ended December 31, 1998, in part due to an increasing proportion of sales coming from college bookstore operations, which historically have had lower margins than wholesale and complementary services operations. Additionally, wholesale margins were lower than the quarter ended December 31, 1998, primarily due to refinements made in the current fiscal year to the Company's methodology for calculating estimated wholesale margins and returns for interim periods. These refinements, which improve the matching of revenues and expenses, have resulted in lower margins for the quarter ended December 31, 1999 and are expected to yield higher margins for the quarter ended March 31, 2000 compared to the corresponding periods of the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended December 31, 1999 increased $3.7 million, or 29.5%, to $16.3 million from $12.6 million for the quarter ended December 31, 1998. Selling, general and administrative expenses as a percentage of revenues were 39.4% and 36.1% for the quarters ended December 31, 1999 and December 31, 1998, respectively. The increase in expenses resulted primarily from the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions and startups. The Company has also incurred higher corporate-level expense in the quarter ended December 31, 1999, primarily due to additional personnel and other costs designed to help manage its continued growth.

AMORTIZATION EXPENSE. Amortization expense for the quarter ended December 31, 1999, increased $1.2 million, or 98.0%, to $2.5 million from $1.3 million for the quarter ended December 31, 1998. This increase was the result of additional amortization of goodwill related to recent acquisitions, including Triro, Inc. and Ned's Bookstores.

INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the quarters ended December 31, 1999 and 1998 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                           Increase (Decrease)
                                                         -----------------------
                                   1999        1998        Amount     Percentage
                              ------------- ------------ ------------ ----------
  Wholesale operations         $ 4,451,493 $ 6,181,543  $ (1,730,050)    (28.0)%
  College bookstore operations  (4,574,690) (4,121,994)     (452,696)    (11.0)%
  Complementary services          (741,916)   (700,899)      (41,017)     (5.9)%
  Corporate administration      (2,167,603) (1,424,290)     (743,313)    (52.2)%
                              ------------- ------------ ------------
                               $(3,032,716)$   (65,640) $ (2,967,076)
                              ============= ============ ============


The decrease in wholesale income before interest and taxes was due primarily to lower gross margins resulting from the refinements in estimating margins and returns, as described above. The loss before interest and taxes for college bookstore operations increased as a result of incremental amortization expense of $1.2 million related to goodwill resulting from acquisitions. As described above, corporate administrative costs have increased primarily as a result of costs incurred to help manage the Company's growth.

INCOME TAXES. The Company's effective tax rate for the quarter ended December 31, 1999 was 31.5% as compared to 34.4% for the quarter ended December 31, 1998. This decrease in benefit was primarily the result of non-deductible amortization on goodwill associated with the Triro, Inc. acquisition.


NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1998.

REVENUES. Revenues for the nine months ended December 31, 1999 and 1998 and the corresponding increase (decrease) in revenues were as follows:

                                                           Increase (Decrease)
                                                          ----------------------
                                  1999         1998         Amount    Percentage
                               ------------ ------------- ----------- ----------
  Wholesale operations         $ 91,549,718 $ 86,417,107  $ 5,132,611     5.9%
  College bookstore operations   97,761,735   77,370,093   20,391,642    26.4%
  Complementary services         12,862,134    8,038,300    4,823,834    60.0%
  Intercompany eliminations     (16,808,844) (12,289,639)  (4,519,205)   36.8%
                               ------------ ------------- ------------ --------
                               $185,364,743 $159,535,861  $25,828,882    16.2%
                               ============ ============= ============ ========

The increase in wholesale revenues for the nine months ended December 31, 1999 was due primarily to publisher price increases and a three percent increase in units shipped. The increase in college bookstore revenues was attributable to the net addition of 39 new college bookstores either through acquisition or startup since April 1, 1998, including 28 new bookstores added through the Triro, Inc. and Ned's Bookstores acquisitions, which occurred effective June 4, 1999 and November 12, 1999, respectively. Of the $20.4 million increase in college bookstore revenues, $18.5 million was attributable to new college bookstores with the remainder accounted for by a 3.5% increase in same store revenues. Complementary services revenues increased primarily due to growth in the Company's distance education and system sales programs. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the nine months ended December 31, 1999 increased $9.5 million, or 15.3%, to $71.4 million from $61.9 million for the nine months ended December 31, 1998. This increase was primarily due to higher revenues, combined with relatively stable gross margins. Gross margin for the nine months ended December 31, 1999 decreased slightly to 38.5% from 38.8% for the nine months ended December 31, 1998. The Company was able to maintain stable margins despite an increasing proportion of sales coming from college bookstore operations, which historically have had lower margins than wholesale and complementary services operations. As described above, gross margins for wholesale operations were also lower for the nine months ended December 31, 1999, primarily due to refinements made in the current fiscal year to the Company's methodology for calculating estimated wholesale margins and returns for interim periods. These refinements, which improve the matching of revenues and expenses, have resulted in slightly lower margins for the nine months ended December 31, 1999 but are also expected to yield higher margins for the quarter ended March 31, 2000 compared to the corresponding periods of the prior year. Those impacts were offset primarily due to an increase in used textbook sales through the Company's bookstores, which can generate a consolidated average gross margin of approximately 55%-60% compared to average gross margins of 35%-40% for external wholesale sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended December 31, 1999 increased $8.6 million, or 22.8%, to $46.2 million from $37.6 million for the nine months ended December 31, 1998. Selling, general and administrative expenses as a percentage of revenues were 24.9% and 23.6% for the nine months ended December 31, 1999 and December 31, 1998, respectively. The increase in expenses resulted primarily from the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions and startups. The Company has also incurred higher corporate-level expense in the nine months ended December 31, 1999, primarily due to additional personnel and other costs designed to help manage its continued growth. Finally, the Company incurred all severance costs associated with the resignation of NBC's former chief financial officer in June, 1999.

AMORTIZATION EXPENSE. Amortization expense for the nine months ended December 31, 1999 increased $1.6 million, or 34.0%, to $6.2 million from $4.6 million for the nine months ended December 31, 1998. This increase was the result of additional amortization of goodwill related to recent acquisitions, including Triro, Inc. and Ned's Bookstores, and was partially offset by a non-compete agreement becoming fully-amortized in August, 1998.

INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the nine months ended December 31, 1999 and 1998 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                            Increase (Decrease)
                                                          ----------------------
                                    1999           1998      Amount   Percentage
                              -------------  ------------ ----------- ----------
  Wholesale operations         $25,129,269   $24,842,316   $   286,953     1.2 %
  College bookstore operations     476,908     1,248,324      (771,416)  (61.8)%
  Complementary services        (2,058,840)   (1,934,994)     (123,846)   (6.4)%
  Corporate administration      (5,721,363)   (5,097,033)     (624,330)  (12.2)%
                              ------------ ------------- ------------- -------
                               $17,825,974   $19,058,613   $(1,232,639)   (6.5)%
                              ============ ============= ============= =======

The increase in wholesale income before interest and taxes was due to a $5.1 million increase in revenues that was partially offset primarily by lower margins resulting from the refinements in estimating margins and returns, as described above. Income before interest and taxes for college bookstore operations declined as a result of incremental amortization expense of $2.5 million related to goodwill resulting from acquisitions. The loss before interest and taxes increased for the complementary services segment as a result of a reduction in the profitability of the Company's plastic bag program joint venture. As described earlier, corporate administrative costs have increased primarily as a result of costs incurred to help manage the Company's growth and severance costs associated with the resignation of NBC's former chief financial officer.

INCOME TAXES. Income tax expense for the nine months ended December 31, 1999 increased $0.2 million, or 17.8%, to $1.5 million from $1.3 million for the nine months ended December 31, 1998. This increase, despite the decline in income before income taxes, was primarily the result of non-deductible amortization on goodwill associated with the Triro, Inc. acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, and for capital expenditures. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under NBC's credit facility. At December 31, 1999, the Company's total indebtedness was approximately $261.4 million, consisting of approximately $56.5 million in Term Loans, $110.0 million of Senior Subordinated Notes, $54.8 million of Senior Discount Debentures, $0.8 million of other indebtedness, including capital lease obligations, and $39.3 million under the Revolving Credit Facility.

Principal and interest payments under the Senior Credit Facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. Under the terms of the Tranche A and B Loans, NBC is required to make principal payments totaling approximately $3.1 million in fiscal 2000, $4.4 million in fiscal 2001, $6.3 million in fiscal 2002, $6.8 million in fiscal 2003, $8.5 million in fiscal 2004, $11.2 million in fiscal 2005 and $18.4 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility) towards Tranche A and B Loan principal balances. The fiscal 1999 excess cash flow payment due September 29, 1999 was waived by the lenders due to NBC's acquisition activities. Loans under the Senior Credit Facility bear interest at floating rates based upon the interest rate option selected by NBC. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008. The Senior Discount Debentures require semi-annual interest payments commencing August 15, 2003 at a fixed rate of 10.75% and mature on February 15, 2009.

The Company's capital expenditures were $1.8 million and $2.1 million for the nine months ended December 31, 1999 and 1998, respectively. The Company estimates that for fiscal 2000, approximately $2.5 million of capital expenditures will be required, primarily for maintenance. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

Business acquisition expenditures were $26.0 million and $1.7 million for the nine months ended December 31, 1999 and 1998, respectively. The fiscal 2000 expenditures include primarily the acquisitions of Triro, Inc. and Ned's Bookstores for $15.0 million and $10.2 million, respectively, net of cash acquired.

The Company's principal sources of cash to fund its normal future liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each semester (May and December). Net cash flows used in operating activities for the nine months ended December 31, 1999 were $19.3 million, an increase of $3.7 million from $15.6 million for the nine months ended December 31, 1998. This increase was primarily due to prior year income tax refunds received in the nine months ended December 31, 1998. Future acquisitions, if any, may require additional debt or equity financing.

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

As of December 31, 1999, NBC could borrow up to $50.0 million under the Revolving Credit Facility. Of the amount available, $39.3 million was drawn by NBC. Additionally, in conjunction with the Triro, Inc. acquisition, NBC established an irrevocable standby letter of credit for $52,000 which expires in June, 2000. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations contained in the Senior Credit Facility.

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

IMPACT OF YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those programs could have recognized a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This problem could have caused a system failure or miscalculations resulting in disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar routine business activities.

The Company completed an assessment of the impact of the Year 2000 Issue on its operations, modifying and replacing portions of its software so that its internal computer systems would function properly with respect to dates in the year 2000 and thereafter. The Company addressed the Year 2000 Issue consistently as part of its regular program of updating and rewriting its internal corporate applications during the last eight years. As a result, all of the Company's own applications, including those marketed and sold to independent college bookstores, were modified and tested completely. Since Year 2000 Issue modifications were integrated with regular operations, no significant additional costs were incurred in conjunction with such modifications.

The Company identified and evaluated potential risks associated with the Year 2000 Issue on non-information technology systems (i.e., telecommunications, heating and cooling, security, electrical and freight). Although potentially disruptive, management did not believe that such Year 2000 Issue system difficulties would adversely affect day-to-day operations at the Company's retail locations. In a most likely worst case scenario, difficulties encountered with the telecommunications and freight systems could have potentially hindered the Company's ability to receive and ship wholesale orders. Contingency plans were developed to minimize the effect of any such disruptions on day-to-day operations.

The Company also distributed questionnaires to its vendors to assess exposure to vendors failing to be Year 2000 compliant. Based upon responses to such questionnaires, discussions with certain vendors, and information provided in trade publications, the Company believes that its vendors took steps to address the Year 2000 Issue. Nonetheless, there can be no guarantee that the systems of other companies on which the Company's systems rely will be corrected in a timely manner.

Subsequent to December 31, 1999, the Company did not experience, nor does it expect to experience, system or vendor difficulties related to the Year 2000 Issue that have adversely affected, or are expected to adversely affect, the Company's day-to-day operations on a material basis.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in LIBOR interest rates. Of the $261.4 million in long-term debt and capital lease obligations outstanding at December 31, 1999, approximately $95.8 million is subject to fluctuations in the LIBOR rate. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Debentures) and by entering into interest rate swap agreements to effectively convert certain variable rate debt into fixed rate debt. NBC has separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate Tranche A and B Term Loans have been effectively converted into debt with a fixed LIBOR rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). The notional amount under each agreement as of December 31, 1999 was approximately $28.25 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and B Term Loans. NBC is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. NBC anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

Certain quantitative market risk disclosures have changed significantly since March 31, 1999 as a result of an upward movement in interest rates. The following table reflects significant changes in the risks disclosed at March 31, 1999. Weighted average variable rates are based on implied forward rates in the yield curve as of the date specified.

                                           December 31,     March 31,
                                               1999           1999
                                         -------------- --------------
  Fair Values:
    Fixed rate debt                      $ 156,813,547  $ 162,522,662
    Interest rate swaps                      1,508,699       (564,380)

  Overall Weighted Average Interest Rates:
    Variable rate debt                            9.12%          8.12%
    Interest rate swap receive rate               6.50%          5.54%

                           PART II. OTHER INFORMATION

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective November 12, 1999, NBC acquired certain assets and liabilities of Michigan College Book Company, Inc. and Ned's Berkeley Book Company, Inc. (collectively referred to as "Ned's Bookstores"), an independent college bookstore operation with 11 retail bookstores located in Michigan and California. The acquisition of Ned's Bookstores was funded in part through a $4.6 million capital contribution from the Company to NBC. The Company raised the $4.6 million in capital through the sale of 87,922 shares of its Class A Common Stock to certain shareholders, including HWH Capital Partners, L.P. and members of senior management on December 6, 1999.

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

No underwriters were involved in any of these transactions, each of which were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1 Memorandum of Understanding, dated as of November 1, 1999 between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of eCommerce

    27      Financial Data Schedule [EDGAR filing only]

(b) Reports On Form 8-K

    Current Report on Form 8-K/A (Amendment No. 2) filed December 29, 1999 reporting the acquisition of Triro, Inc. and submitting audited financial statements of Triro, Inc. for the years ended March 31, 1999 and 1998 and unaudited pro forma financial information as of and for the year ended March 31, 1999.

    Current   Report  on  Form  8-K  filed  November  12,  1999   reporting  the
    acquisition of Michigan College Book Company, Inc. and Ned's Berkeley Book Company, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Lincoln, Nebraska, on February 11, 2000.

                                   NBC ACQUISITION CORP.


                                   /s/  Mark W. Oppegard
                                   -------------------------------
                                   Mark W. Oppegard
                                   President, Secretary and Director


                                   /s/  Alan G. Siemek
                                   -------------------------------
                                   Alan G. Siemek
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)