Form 10-Q
period 2000-09-30
NBC ACQUISITION CORP
filed 2000-10-30
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

        TOTAL NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF
                       OCTOBER 30, 2000: 1,260,750 SHARES

                            TOTAL NUMBER OF PAGES: 15

                             EXHIBIT INDEX: PAGE 15

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------------------------

                                                       September 30,     March 31,   September 30,
                                                           2000            2000          1999
                                                       -------------  ------------   -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                            $ 27,895,200  $  4,450,887   $ 22,588,568
   Receivables                                            38,966,264    24,248,183     33,134,286
   Inventories                                            59,754,056    61,809,630     53,341,309
   Deferred income taxes                                   1,598,793     1,598,793      1,491,693
   Prepaid expenses and other assets                         360,537       427,302        273,258
                                                        ------------  ------------   ------------
         Total current assets                            128,574,850    92,534,795    110,829,114

PROPERTY AND EQUIPMENT                                    37,600,135    36,558,620     34,242,974
   Less accumulated depreciation                         (12,237,831)  (10,797,795)    (9,183,529)
                                                        ------------  ------------   ------------

                                                          25,362,304    25,760,825     25,059,445

GOODWILL AND OTHER INTANGIBLES, net of amortization       41,800,145    46,073,844     43,989,077

OTHER ASSETS                                               4,961,830     4,676,047      4,064,919
                                                        ------------  ------------   ------------

                                                        $200,699,129  $169,045,511   $183,942,555
                                                        ============  ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                     $ 37,956,253  $ 16,145,566   $ 29,756,939
   Accrued employee compensation and benefits              4,607,651     6,301,111      3,926,125
   Accrued interest                                        1,937,293     1,349,224      1,345,438
   Accrued expenses                                          600,425       819,010        754,046
   Income tax payable                                      4,826,002       553,893      3,249,301
   Deferred revenue                                          452,374       552,251        308,896
   Current maturities of long-term debt                    5,026,108     4,456,324      3,674,093
   Current maturities of capital lease obligations            28,995        59,181        104,744
                                                        ------------  ------------   ------------
         Total current liabilities                        55,435,101    30,236,560     43,119,582

LONG-TERM DEBT, net of current maturities                218,893,366   217,971,490    218,025,971

CAPITAL LEASE OBLIGATIONS, net of current maturities          38,202        64,856        164,338

OTHER LONG-TERM LIABILITIES                                  220,052       202,231        212,239

STOCKHOLDERS' DEFICIT:
   Class A common stock,  voting,  authorized
     5,000,000  shares of $.01 par value; issued
     and outstanding 1,260,750; 1,248,513 and 1,157,970
     shares at September 30, 2000; March 31, 2000 and
     September 30, 1999, respectively                         12,607        12,485         11,580
   Additional paid-in capital                             65,167,394    64,525,477     59,775,876
   Notes receivable from stockholders                       (606,395)     (606,395)      (482,630)
   Accumulated deficit                                  (138,461,198) (143,361,193)  (136,884,401)
                                                        ------------  ------------   ------------
         Total stockholders' deficit                     (73,887,592)  (79,429,626)   (77,579,575)
                                                        ------------  ------------   ------------

                                                        $200,699,129  $169,045,511   $183,942,555
                                                        ============  ============   ============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------------------


                                           Three Months Ended          Six Months Ended
                                             September 30,               September 30,
                                           2000          1999          2000         1999
                                       ------------ -------------  ------------ -----------
REVENUES, net of returns               $129,214,540  $111,501,930 $168,991,717 $143,801,821

COSTS OF SALES                           81,483,590    69,385,832  106,079,449   88,962,938
                                       ------------ ------------- ------------ ------------

        Gross profit                     47,730,950    42,116,098   62,912,268   54,838,883

OPERATING EXPENSES:
  Selling, general and administrative    19,056,358    16,633,049   35,142,992   29,610,496
  Depreciation                              791,675       620,142    1,324,727    1,206,127
  Amortization                            2,670,647     2,106,785    5,416,437    3,694,542
                                       ------------ ------------- ------------ ------------
                                         22,518,680    19,359,976   41,884,156   34,511,165
                                       ------------ ------------- ------------ ------------

INCOME FROM OPERATIONS                   25,212,270    22,756,122   21,028,112   20,327,718

OTHER EXPENSES (INCOME):
  Interest expense                        6,264,928     5,996,622   12,458,145   11,924,552
  Interest income                          (146,879)      (79,155)    (168,541)     (99,535)
  Other income                             (486,216)     (289,681)    (977,934)    (530,972)
                                       ------------ ------------- ------------ ------------
                                          5,631,833     5,627,786   11,311,670   11,294,045
                                       ------------ ------------- ------------ ------------

INCOME BEFORE INCOME TAXES               19,580,437    17,128,336    9,716,442    9,033,673

INCOME TAX EXPENSE                        8,226,585     6,987,777    4,816,447    4,266,274
                                       ------------ ------------- ------------ ------------
NET INCOME                             $ 11,353,852  $ 10,140,559  $ 4,899,995 $  4,767,399
                                       ============ ============= ============ ============

EARNINGS PER SHARE:
  Basic                                $       9.01  $       8.76  $      3.89 $       4.38
                                       ============ ============= ============ ============

  Diluted                              $       8.99  $       8.76  $      3.89 $       4.38
                                       ============ ============= ============ ============

WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                   1,260,750     1,157,970    1,259,881    1,089,437
                                       ============ ============= ============ ============

  Diluted                                 1,263,337     1,157,970    1,261,174    1,089,437
                                       ============ ============= ============ ============



See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
--------------------------------------------------------------------------------------------------

                                                        Notes
                                          Additional  Receivable
                                Common     Paid-in       From        Accumulated
                                Stock      Capital   Stockholders      Deficit          Total
                              ---------  -----------  ----------   ---------------  --------------

BALANCE,  April 1, 1999       $  9,578   $49,275,087  $ (332,630)  $ (141,651,800)  $ (92,699,765)

    Issuance of common stock     2,002    10,500,789    (150,000)               -      10,352,791

    Net income                       -             -           -        4,767,399       4,767,399
                              ---------  -----------  ----------   ---------------  --------------

BALANCE,  September 30, 1999  $ 11,580   $59,775,876  $ (482,630)  $ (136,884,401)  $ (77,579,575)
                              =========  ===========  ==========   ===============  ==============


BALANCE,  April 1, 2000       $ 12,485   $64,525,477  $ (606,395)  $ (143,361,193)  $ (79,429,626)

    Issuance of common stock       122       641,917           -                -         642,039

    Net income                       -             -           -        4,899,995       4,899,995
                              ---------  -----------  ----------   ---------------  --------------

BALANCE,  September 30, 2000  $ 12,607   $65,167,394  $ (606,395)  $ (138,461,198)  $ (73,887,592)
                              =========  ===========  ==========   ===============  ==============



See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-----------------------------------------------------------------------------------


                                                              Six Months Ended
                                                                September 30,
                                                              2000         1999
                                                          -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $  4,899,995  $  4,767,399
   Adjustments to reconcile net income to net cash flows
    from operating activities:
     Depreciation                                           1,324,727     1,206,127
     Amortization of intangibles                            6,263,505     4,545,445
     Original issue debt discount amortization              3,032,070     2,741,813
     Loss on disposal of assets                                13,464         9,860
     Changes in operating assets and liabilities,
     net of effect of acquisitions:
        Receivables                                       (14,718,081)  (12,163,698)
        Inventories                                         2,262,232     1,465,312
        Recoverable income tax                                      -       319,630
        Prepaid expenses and other assets                      66,765       238,098
        Other assets                                         (256,509)      553,107
        Accounts payable                                   21,810,687    19,529,994
        Accrued employee compensation and benefits         (1,693,460)     (143,525)
        Accrued interest                                      588,069       (81,071)
        Accrued expenses                                     (218,585)       72,321
        Income taxes payable                                4,272,109     3,248,336
        Deferred revenue                                      (99,877)      (67,660)
        Other long-term liabilities                            17,821        21,165
                                                          -----------  ------------

           Net cash flows from operating activities        27,564,932    26,262,653

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                       (959,408)   (1,119,433)
   Bookstore acquisitions, net of cash acquired            (2,113,387)  (15,852,506)
   Proceeds from sale of property and equipment and other     122,289        52,969
   Software development costs                                (214,902)     (156,992)
                                                           -----------  ------------
           Net cash flows from investing activities        (3,165,408)  (17,075,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred financing costs                                         -       (32,478)
   Principal payments on long-term debt                    (1,540,410)     (945,730)
   Principal payments on capital lease obligations            (56,840)      (32,366)
   Proceeds from issuance of common stock                     642,039    10,352,791

                                                          -----------  ------------
          Net cash flows from financing activities           (955,211)    9,342,217
                                                          -----------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  23,444,313    18,528,908

CASH AND CASH EQUIVALENTS, Beginning of period              4,450,887     4,059,660
                                                          -----------  ------------

CASH AND CASH EQUIVALENTS, End of period                 $ 27,895,200  $ 22,588,568
                                                          ===========  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
     Interest                                            $  7,990,938  $  8,412,907
     Income taxes                                             544,338       706,483

   Noncash investing and financing activities:
     Notes receivable from shareholders recorded
      upon issuance of common stock                      $          -  $    150,000





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

2. EARNINGS PER SHARE - Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options. For purposes of calculating diluted earnings per share, weighted-average common shares outstanding for the quarter and six months ended September 30, 2000 include 2,587 shares and 1,293 shares, respectively, attributable to the dilutive impact of stock options outstanding at September 30, 2000. Stock options outstanding at September 30, 1999 had no impact on diluted earnings per share as the exercise price of such options was greater than the estimated fair value (including a discount for the holder's minority interest position and illiquidity of the Class A Common Stock) of the Class A Common Stock underlying the options as of the end of each period presented.

3.  INVENTORIES - Inventories are summarized as follows:

                                 September 30,    March 31,   September 30,
                                     2000           2000          1999
          ----------------------------------------------------------------
          Wholesale               $17,572,525   $25,413,484   $18,763,400
          College bookstores       37,888,638    31,137,643    31,323,686
          Complementary services    4,292,893     5,258,503     3,254,223
          ----------------------------------------------------------------
                                  $59,754,056   $61,809,630   $53,341,309
          ================================================================

4. LONG-TERM DEBT - The Company's indebtedness includes NBC's bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, which was unused at September 30, 2000 and 1999, expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base that at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The borrowing base at September 30, 2000 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement") to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. There was no excess cash flow payment obligation for fiscal 2000. Additional indebtedness includes NBC's $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes") and $76.0 million face amount of 10.75% senior discount debentures due 2009 (the "Senior Discount Debentures"). The Senior Discount Debentures were issued at a discount in the amount of approximately $31.0 million and will accrete in value at the rate of 10.75% compounded semi-annually until February 15, 2003, at which time interest payments will begin.

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

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding cash and cash equivalents, certain receivables and other assets, and inventories), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters and six months ended September 30, 2000 and 1999:

                                                         College
                                           Wholesale    Bookstore    Complementary
                                          Operations    Operations     Services       Total
                                         ------------ -------------  ------------- -----------
Quarter ended September 30, 2000:
  External customer revenues             $ 39,910,152  $ 83,122,810  $ 6,181,578 $ 129,214,540
  Intersegment revenues                     8,953,818       191,182      348,126     9,493,126
  Depreciation and amortization expense        73,719     2,419,558      368,655     2,861,932
  Income (loss) before interest and taxes  16,644,271    10,280,874     (265,828)   26,659,317

Quarter ended September 30, 1999:
  External customer revenues             $ 38,773,891  $ 68,204,799  $ 4,523,240 $ 111,501,930
  Intersegment revenues                     8,000,713        70,853      580,872     8,652,438
  Depreciation and amortization expense        71,880     1,601,522      526,426     2,199,828
  Income (loss) before interest and taxes  15,526,024     8,978,045     (579,516)   23,924,553

Six months ended September 30, 2000:
  External customer revenues             $ 57,512,794 $ 100,308,880  $11,170,043 $ 168,991,717
  Intersegment revenues                    15,120,981       239,606      799,018    16,159,605
  Depreciation and amortization expense       148,182     4,814,806      819,621     5,782,609
  Income (loss) before interest and taxes  21,372,665     5,643,223     (631,995)   26,383,893

Six months ended September 30, 1999:
  External customer revenues             $ 55,177,974  $ 81,260,086  $ 7,363,761 $ 143,801,821
  Intersegment revenues                    12,888,326        70,853      866,921    13,826,100
  Depreciation and amortization expense       142,457     2,660,320      988,622     3,791,399
  Income (loss) before interest and taxes  19,849,891     5,933,611   (1,159,900)   24,623,602


    The following  table  reconciles  segment  information  presented above with consolidated information as presented in the consolidated financial statements for the quarters and six months ended September 30, 2000 and 1999:


                                           Quarter Ended September 30,  Six Months Ended September 30,
                                                 2000           1999          2000          1999
                                           --------------- ------------- ------------- -------------
Revenues:
  Total for reportable segments             $ 138,707,666  $ 120,154,368 $ 185,151,322 $157,627,921
  Elimination of intersegment revenues         (9,493,126)    (8,652,438)  (16,159,605) (13,826,100)
                                           --------------- ------------- ------------- -------------
    Consolidated total                      $ 129,214,540  $ 111,501,930 $ 168,991,717 $143,801,821
                                           =============== ============= ============= =============

Depreciation and Amortization Expense:
  Total for reportable segments             $   2,861,932  $   2,199,828 $   5,782,609 $  3,791,399
  Corporate administration                        600,390        527,099       958,555    1,109,270
                                           --------------- ------------- ------------- -------------
    Consolidated total                      $   3,462,322  $   2,726,927 $   6,741,164 $  4,900,669
                                           =============== ============= ============= =============

Income Before Interest and Taxes:
  Total for reportable segments             $  26,659,317  $  23,924,553 $  26,383,893 $ 24,623,602
  Corporate administrative costs                 (960,831)      (878,750)   (4,377,847)  (3,764,912)
                                           --------------- ------------- ------------- -------------
    Consolidated income before
    interest and taxes                         25,698,486     23,045,803    22,006,046   20,858,690
  Interest expense, net                        (6,118,049)    (5,917,467)  (12,289,604) (11,825,017)
                                           --------------- ------------- ------------- -------------
    Consolidated income before income taxes $  19,580,437  $  17,128,336 $   9,716,442 $  9,033,673
                                           =============== ============= ============= =============

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

6. NEW ACCOUNTING STANDARDS - In July 2000, the Emerging Issues Task Force completed discussion on Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which provides guidance on the classification of amounts billed to a customer for shipping and handling in the statement of operations. Such guidance becomes effective for the Company, and will be adopted by the Company, in the fourth quarter of fiscal 2001. The impact on the Company's results of operations has not yet been determined; however, implementation is not expected to change the Company's net income for any period presented.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION, which provides guidance and interpretations on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Subsequently, Staff Accounting Bulletin No. 101B was issued delaying the implementation date of Staff Accounting Bulletin No. 101. As a result, Staff Accounting Bulletin No. 101 becomes effective for the Company, and will be adopted by the Company, in the fourth quarter of fiscal 2001. The impact on the Company's financial position and results of operations is not expected to be material.

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

7. RELATED PARTY TRANSACTIONS - During the first quarter of fiscal 2001, NBC entered into several agreements related to its WebPRISM and CampusHub E-commerce software capabilities with a newly created entity, TheCampusHub.com, Inc., which is partially owned by the Company's majority owner. Such agreements included an equity option agreement providing NBC the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc.; a management services agreement effective for a period of three years that reimburses NBC for certain direct costs incurred on behalf of TheCampusHub.com, Inc. and also pays NBC $500,000 per year for certain shared management and administrative support and space; and a technology sale and license agreement that provides for NBC to license its E-commerce software capabilities to TheCampusHub.com, Inc. for $500,000 per year over a period of three years and provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from NBC during that three year period. NBC's Senior Credit Facility was amended in April, 2000 to provide for these transactions. For the quarter and six months ended
    September 30, 2000, revenues attributable to the management services and technology sale and license agreements totaled $0.2 million and $0.4 million, respectively, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.2 million and $0.3 million, respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1999.

REVENUES.  Revenues for the quarters ended September 30, 2000 and 1999 and   the
corresponding increase (decrease) in revenues were as follows:

                                                         Increase (Decrease)
                                                       ----------------------
                                 2000         1999       Amount    Percentage
                            ------------ ------------  ----------- ----------
Wholesale operations        $ 48,863,970 $ 46,774,604 $ 2,089,366      4.5%
College bookstore operations  83,313,992   68,275,652  15,038,340     22.0%
Complementary services         6,529,704    5,104,112   1,425,592     27.9%
Intercompany eliminations     (9,493,126)  (8,652,438)   (840,688)     9.7%
                            ------------ ------------ -----------  ----------
                            $129,214,540 $111,501,930 $17,712,610     15.9%
                            ============ ============ ===========  ==========

The increase in wholesale revenues for the quarter ended September 30, 2000 was due primarily to publisher price increases. The increase in college bookstore revenues was attributable to the net addition of 13 new college bookstores either through acquisition or startup since July 1, 1999. Of the $15.0 million increase in college bookstore revenues, $11.9 million was attributable to new college bookstores with the remainder accounted for by a 5.8% increase in same store revenues. Revenues from complementary services increased primarily due to growth in the Company's distance education program. Such growth was partially offset by a decrease in revenues from the Company's system sales and support programs. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the quarter ended September 30, 2000 increased $5.6 million, or 13.3%, to $47.7 million from $42.1 million for the quarter ended September 30, 1999. This increase was primarily due to higher revenues, partially offset by a decrease in gross margin percent. Gross margin for the quarter ended September 30, 2000 decreased to 36.9% from 37.8% for the quarter ended September 30, 1999, primarily due to revenue mix. Lower-margin revenues from college bookstore operations and complementary services comprised 64.8% of total revenues for the quarter ended September 30, 2000 as compared to 61.1% for the quarter ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 2000 increased $2.5 million, or 14.6%, to $19.1 million from $16.6 million for the quarter ended September 30, 1999. Selling, general and administrative expenses as a percentage of revenues were 14.7% and 14.9% for the quarters ended September 30, 2000 and 1999, respectively. Approximately $1.4 million of the increase in expenses resulted from the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions and startups. The Company has also experienced increased expenses in its distance education program as a result of the revenue growth previously discussed.

AMORTIZATION EXPENSE. Amortization expense for the quarter ended September 30, 2000, increased $0.6 million, or 26.8%, to $2.7 million from $2.1 million for the quarter ended September 30, 1999. This increase was primarily the result of additional amortization of goodwill related to recent acquisitions.

INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the quarters ended September 30, 2000 and 1999 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                          Increase (Decrease)
                                                       -----------------------
                                 2000         1999        Amount    Percentage
                             ------------ ------------ -----------  ----------
Wholesale operations         $ 16,644,271 $ 15,526,024 $ 1,118,247      7.2 %
College bookstore operations   10,280,874    8,978,045   1,302,829     14.5 %
Complementary services           (265,828)    (579,516)    313,688     54.1 %
Corporate administration         (960,831)    (878,750)    (82,081)    (9.3)%
                             ------------ ------------ ------------ ---------
                             $ 25,698,486 $ 23,045,803 $ 2,652,683     11.5 %
                             ============ ============ ============ =========

The increase in wholesale income before interest and taxes was due primarily to increased revenues. The income before interest and taxes for college bookstore operations increased primarily as a result of the Company's expansion of its operations through bookstore acquisitions and startups. The improvement in the complementary service loss before interest and taxes was due primarily to increased revenues.

INCOME TAXES. The Company's effective tax rate for the quarter ended September 30, 2000 was 42.0% as compared to 40.8% for the quarter ended September 30, 1999. The Company's effective tax rate exceeds the statutory tax rate primarily as a result of state income taxes and non-deductible amortization of goodwill associated with recent acquisitions.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1999.

REVENUES. Revenues for the six months ended September 30, 2000 and 1999 and the corresponding increase (decrease) in revenues were as follows:

                                                            Increase (Decrease)
                                                         -----------------------
                                 2000           1999         Amount   Percentage
                             ------------- ------------- ------------ ----------
Wholesale operations         $ 72,633,775   $ 68,066,300  $ 4,567,475     6.7%
College bookstore operations  100,548,486     81,330,939   19,217,547    23.6%
Complementary services         11,969,061      8,230,682    3,738,379    45.4%
Intercompany eliminations     (16,159,605)   (13,826,100)  (2,333,505)   16.9%
                             ------------- -------------- ------------ ---------
                             $168,991,717   $143,801,821  $25,189,896    17.5%
                             ============= ============== ============ =========

The increase in wholesale revenues for the six months ended September 30, 2000 was due primarily to publisher price increases. The increase in college bookstore revenues was attributable to the net addition of 35 new college bookstores either through acquisition or startup since April 1, 1999. Of the $19.2 million increase in college bookstore revenues, $15.9 million was attributable to new college bookstores with the remainder accounted for by a 5.2% increase in same store revenues. Complementary service revenues increased primarily due to growth in the Company's distance education program. Such growth was partially offset by a decrease in revenues from the Company's system sales and support programs. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the six months ended September 30, 2000 increased $8.1 million, or 14.7%, to $62.9 million from $54.8 million for the six months ended September 30, 1999. This increase was primarily due to higher revenues, partially offset by a decrease in gross margin percent. Gross margin for the six months ended September 30, 2000 decreased to 37.2% from 38.1% for the six months ended September 30, 1999, primarily due to revenue mix. Lower-margin revenues from college bookstore operations and complementary services comprised 60.8% of total revenues for the six months ended September 30, 2000 as compared to 56.8% for the six months ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended September 30, 2000 increased $5.5 million, or 18.7%, to $35.1 million from $29.6 million for the six months ended September 30, 1999. Selling, general and administrative expenses as a percentage of revenues were 20.8% and 20.6% for the six months ended September 30, 2000 and 1999, respectively. Approximately $3.4 million of the increase in expenses resulted from the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions and startups. Additionally, the Company has experienced increased expenses in its distance education program as a result of the revenue growth previously discussed. Finally, the Company has incurred higher corporate-level expenses, primarily due to additional personnel and other costs designed to help manage its continued growth.

AMORTIZATION EXPENSE. Amortization expense for the six months ended September 30, 2000, increased $1.7 million, or 46.6%, to $5.4 million from $3.7 million for the six months ended September 30, 1999. This increase was primarily the result of additional amortization of goodwill related to recent acquisitions.

INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the six months ended September 30, 2000 and 1999 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                           Increase (Decrease)
                                                        ------------------------
                                  2000         1999        Amount     Percentage
                             ------------- ------------ ------------- ----------
Wholesale operations         $ 21,372,665  $ 19,849,891  $ 1,522,774      7.7 %
College bookstore operations    5,643,223     5,933,611     (290,388)    (4.9)%
Complementary services           (631,995)   (1,159,900)     527,905     45.5 %
Corporate administration       (4,377,847)   (3,764,912)    (612,935)   (16.3)%
                             ------------- ------------ ------------- ---------
                             $ 22,006,046  $ 20,858,690  $ 1,147,356      5.5 %
                             ============= ============ ============= =========

The increase in wholesale income before interest and taxes was due primarily to increased revenues. The income before interest and taxes for college bookstore operations decreased slightly, despite increased revenues and stable gross margins, primarily as a result of additional amortization of goodwill related to recent acquisitions. The improvement in the complementary service loss before interest and taxes was due primarily to increased revenues. As described above, corporate administrative costs have increased primarily as a result of costs incurred to help manage the Company's growth.

INCOME  TAXES.  The  Company's  effective  tax  rate  for the six  months  ended
September 30, 2000 was 49.6% as compared to 47.2% for the six months ended September 30, 1999. The Company's effective tax rate exceeds the statutory tax rate primarily as a result of state income taxes and non-deductible amortization of goodwill associated with recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under NBC's Revolving Credit Facility. At September 30, 2000, the Company's total indebtedness was approximately $224.0 million, consisting of approximately $54.1 million in Term Loans, $110.0 million of Senior Subordinated Notes, $59.3 million of Senior Discount Debentures, and $0.6 million of other indebtedness, including capital lease obligations.

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

The Company's capital expenditures were $1.0 million and $1.1 million for the six months ended September 30, 2000 and 1999, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

Business acquisition expenditures were $2.1 million and $15.9 million for the six months ended September 30, 2000 and 1999, respectively. The fiscal 2000 expenditures include primarily the acquisition of Triro, Inc. for $15.0 million, net of cash acquired. Approximately $10.3 million of capital was raised through the issuance of 197,001 shares of the Company's Class A Common Stock to the Company's majority owner and members of senior management to assist in financing the Triro, Inc. acquisition. Future acquisitions, if any, may require additional equity financing.

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

The Company's principal sources of cash to fund its future liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows from operating activities for the six months ended September 30, 2000 were $27.6 million, an increase of $1.3 million from $26.3 million for the six months ended September 30, 1999. This increase was primarily due to the combination of increased revenues and relatively stable profit margins.

Access to the Company's principal sources of cash is subject to various restrictions. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The Senior Credit Facility restricts the Company's ability to make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) after August 15, 2003 in an amount not to exceed the amount of interest required to be paid on the Senior Discount Debentures and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by the Company. The indenture governing the Senior Discount Debentures (the "Indenture") restricts the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to pay dividends or make other Restricted Payments (as defined in the Indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the Indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the Indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of NBC and its Restricted
Subsidiaries to pay dividends or make other Restricted Payments to their respective stockholders. Such restrictions are not expected to affect the Company's ability to meet its cash obligations for the foreseeable future.

As of September 30, 2000, NBC could borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at September 30, 2000. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing.

SEASONALITY

The Company's wholesale and bookstore operations experience two distinct selling periods and the wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each college semester in August and December. The buying periods for the wholesale operations occur at the end of each college semester in late December and May. The primary selling periods for the bookstore operations are in September and January. In fiscal 2000, approximately 42% of the Company's annual revenues were earned in the second fiscal quarter (July-September), while approximately 30% of the Company's annual revenues were earned in the fourth fiscal quarter (January-March). Accordingly, the Company's working capital requirements fluctuate throughout the year, increasing substantially at the end of each college semester, in May and December, as a result of the buying periods. The Company funds its working capital requirements primarily through a revolving credit facility, which historically has been repaid with cash provided from operations.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $224.0 million in long-term debt and capital lease obligations outstanding at September 30, 2000, approximately $54.1 million is subject to fluctuations in the Eurodollar rate. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Debentures) and by entering into interest rate swap agreements to effectively convert certain variable rate debt into fixed rate debt. NBC has separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate Tranche A and B Term Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). The notional amount under each agreement as of September 30, 2000 was approximately $27.05 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and B Term Loans. NBC is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. NBC anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

Certain quantitative market risk disclosures have changed significantly since March 31, 2000 as a result of market fluctuations, movement in interest rates, and principal payments. The following table includes market risk disclosures that have changed significantly since March 31, 2000 (the weighted average variable rate is based on implied forward rates in the yield curve as of the date presented):

                                            September 30,     March 31,
                                                2000            2000
                                            -------------   ------------
  Fair Values:
    Fixed rate debt                         $ 132,231,259  $ 124,703,075
    Variable rate debt                         54,093,750     55,625,000
    Interest rate swaps                           907,319      1,735,657

  Overall Weighted Average Interest Rates:
    Fixed rate debt                                  9.60%          9.60%
    Variable rate debt                               9.08%          9.46%
    Interest rate swaps receive rate                 6.58%          6.96%

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  27    Financial Data Schedule [EDGAR filing only]

          (b)     Reports On Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Lincoln, Nebraska, on October 30, 2000.

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