Form 10-K/A
period 2000-03-31
NBC ACQUISITION CORP
filed 2000-12-28
CIK 1056756

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                               (AMENDMENT NO. 1)

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


                                                    Successor (1)                     Predecessor
                                  --------------------------------------------------- -----------
                                                                              Seven      Five
                                                                              Months    Months
                                         Fiscal Years Ended March 31,         Ended     Ended
                                  ----------------------------------------- March 31,  August 31,
                                    2000       1999      1998      1997       1996       1995
                                  ---------- --------- --------- ---------- --------- -----------
Statement of Operations Data:                         (dollars in thousands)
Revenues                           $265,290  $217,516  $198,773   $172,600  $ 79,423     $83,328
Cost of sales                       164,921   137,709   125,632    110,466    51,866      52,753
                                   --------  --------  --------   --------  --------     -------
    Gross profit                    100,369    79,807    73,141     62,134    27,557      30,575
Operating expenses:
  Selling, general, and
  administrative                     65,582    51,547    47,081     39,491    22,517      14,729
  Depreciation                        3,096     2,393     2,531      2,706       904         872
  Amortization                        9,320     6,149     5,626      4,072     2,259           -
  Stock compensation costs                -         -     8,278        297        82           -
                                   --------  --------  --------   --------  --------     -------
    Income from operations           22,371    19,718     9,625     15,568     1,795      14,974
Other expenses (income):
  Interest expense                   23,398    22,854    11,938     10,760     6,035         952
  Interest income                      (356)     (351)     (328)      (561)     (433)        (51)
  Other income (2)                   (1,478)   (1,100)     (512)      (390)     (339)       (469)
                                   --------  --------  --------   --------  --------     -------
    Income (loss) before income taxes
    and extraordinary item              807    (1,685)   (1,473)     5,759    (3,468)     14,542
Income tax expense (benefit)          2,516       574        58      2,325      (967)      5,583
                                   --------  --------  --------   --------  --------     -------
    Income (loss) before
    extraordinary item               (1,709)   (2,259)   (1,531)     3,434    (2,501)      8,959
Extraordinary loss on
extinguishment of
debt, net of taxes                        -         -    (4,021)         -         -           -
                                   --------  --------  --------   --------  --------     -------
    Net income (loss)              $ (1,709) $ (2,259) $ (5,552)  $  3,434  $ (2,501)    $ 8,959
                                   ========  ========  ========   ========  ========     =======
Earnings (loss) per share (3):
  Basic:
    Income (loss) before
    extraordinary item             $  (1.48) $  (2.37) $  (0.59)  $   1.23  $  (0.89)
    Extraordinary loss on
    extinguishment of debt                -         -     (1.57)         -         -
                                   --------  --------  --------   --------  --------
    Net income (loss)              $  (1.48) $  (2.37) $  (2.16)  $   1.23  $  (0.89)
                                   ========  ========  ========   ========  ========
  Diluted:
    Income (loss) before
    extraordinary item             $  (1.48) $  (2.37) $  (0.59)  $   1.16  $ (0.89)
    Extraordinary loss on
    extinguishment of debt                -         -     (1.57)         -         -
                                   --------  --------  --------   --------  --------
    Net income (loss)              $  (1.48) $  (2.37) $  (2.16)  $   1.16  $  (0.89)
                                   ========  ========  ========   ========  ========

Other Data:
  EBITDA (4)                       $ 36,265  $ 29,360  $ 26,572   $ 23,033  $  5,379     $16,315
  Net cash flows from operating
    activities                       18,945    10,296    (2,842)    10,774     3,423       1,643
  Net cash flows from financing
    activities                       11,690    (6,976)   10,220     (7,471)  116,063         437
  Net cash flows from investing
   activities                       (30,244)   (5,067)  (11,548)    (3,427) (109,385)        371
  Capital expenditures                3,542     2,842     3,690      2,243       838         801
  Business acquisition
    expenditures (5)                 26,072     2,086     7,714      1,252       551           -
  Number of bookstores open at
    end of the period                    98        65        59         50        39          36

Balance Sheet Data
(At End of Period):
  Cash and cash equivalents        $  4,451  $  4,060  $  5,807   $  9,977  $ 10,101     $ 4,741
  Working capital                    62,298    55,470    54,053     55,936    52,469      43,879
  Total assets                      169,046   142,907   152,145    127,169   129,023      92,505
  Total debt, including current
    maturies                        222,551   219,904   221,597     79,524    86,712       9,376


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

     INTEREST EXPENSE, NET. Interest expense, net for fiscal 1999 increased $10.9 million, or 93.8%, to $22.5 million from $11.6 million for fiscal 1998, primarily as a result of the impact of a full year of interest expense associated with the additional debt incurred relating to the Recapitalization, which occurred on February 13, 1998. In conjunction with the Recapitalization, NBC replaced $27.0 million of 12.0% subordinated notes with $110.0 million of 8.75% senior subordinated notes and the Company issued $45.0 million of additional debt in the form of senior discount debentures (face amount of $76.0 million). The $128.0 million in incremental debt resulted in an approximately $9.9 million net increase in interest expense for fiscal 1999, consisting of an approximately $10.7 million increase due to the higher debt levels and an approximately $0.8 million decrease due to the 3.25% decrease in the fixed interest rate on the subordinated notes. The decrease in the fixed interest rate on the subordinated notes was due in part to an overall decline in general interest rates, with the ten-year U.S. treasury security rate decreasing almost 1.0% between the time of issuance of the original subordinated notes in fiscal 1996 and the issuance of the senior subordinated notes in fiscal 1998. Of the remaining $1.0 million increase in interest expense, approximately $0.9 million relates to incremental amortization of debt issue costs arising as a result of the Recapitalization.

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

     INCOME TAXES. The effective tax rate for fiscal 1999 was 34.1% as compared with 4.0% for fiscal 1998. In both fiscal years, the tax benefit generated by the loss from operations was reduced as a result of non-deductible amortization on goodwill associated with recent acquisitions and a change in estimate of income tax liabilities. In fiscal 1999, the change in estimate pertains primarily to changing the tax rate utilized to calculate the Company's net deferred tax assets in order to more accurately estimate the enacted tax rate expected to apply to taxable income in the periods in which the deferred tax assets are expected to be realized and adjusting for differences between the prior year tax accrual and actual taxes owed per the tax returns filed. In fiscal 1998, the change in estimate pertains to differences between the prior year tax accrual and actual taxes owed per the tax returns filed.

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

    ADVERTISING:   Advertising  costs are expensed as incurred and  approximated
$2.3 million, $2.0 million, and $1.9 million for the years ended March 31, 2000, 1999, and 1998, respectively.

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

     Development costs included in the research and development of new software products and enhancements to existing software products associated with the Company's proprietary college bookstore information systems are expensed as incurred until technological feasibility has been established. After technological feasibility is established, additional development costs are capitalized and amortized over the lesser of five years or the economic life of the related product. Recoverability of such capitalized costs is evaluated based upon estimates of future undiscounted net revenues. Software costs capitalized pertaining to WinPRISM, the Company's new Windows-based product which was installed at four test sites in fiscal 2000 with three more sites slated for the first quarter of fiscal 2001, approximated $0.4 million and $0.2 million for the fiscal years ended March 31, 2000 and 1999, respectively. This product is anticipated to be available for general release to the public in the third quarter of fiscal 2001. During fiscal 2000, the Company also capitalized and amortized approximately $0.3 million associated with the development of WebPRISM, which was licensed to TheCampusHub.com, Inc. subsequent to March 31, 2000 (see Note R to the consolidated financial statements).

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

                              NBC ACQUISITION CORP.


                              /s/ Mark W. Oppegard
                              ------------------------
                              Mark W. Oppegard
                              President/Chief Executive Officer, Secretary
                              and Director
                              December 27, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              /s/ Mark W. Oppegard
                              ------------------------
                              Mark W. Oppegard
                              President/Chief Executive Officer, Secretary
                              and Director
                              December 27, 2000

                                      *
                              ------------------------
                              Alan G. Siemek
                              Vice President and Treasurer
                              (Principal Financial and Accounting Officer)
                              December 27, 2000


                                      *
                              ------------------------
                              Robert B. Haas
                              Chairman and Director
                              December 27, 2000


                                      *
                              ------------------------
                              Douglas D. Wheat
                              Director
                              December 27, 2000


                             *By: /s/ Mark W. Oppegard
                              ------------------------
                              Mark W. Oppegard
                              Attorney-In-Fact
                              December 27, 2000


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