Form 10-Q
period 2001-06-30
NBC ACQUISITION CORP
filed 2001-08-13
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

        TOTAL NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF
                       AUGUST 13, 2001: 1,263,371 SHARES

                            TOTAL NUMBER OF PAGES: 15

                             EXHIBIT INDEX: PAGE 15

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                                               June 30,       March 31,     June 30,
                                                                 2001           2001          2000
                                                             -------------  ------------- -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $  5,053,314   $  4,409,505  $  4,223,970
   Receivables                                                 34,207,014     31,368,150    27,178,791
   Inventories                                                 84,923,249     61,834,563    81,249,866
   Recoverable income taxes                                     2,713,843        706,408     3,221,878
   Deferred income taxes                                        1,862,166      1,862,166     1,598,793
   Prepaid expenses and other assets                              430,102        403,700       420,467
                                                             -------------  ------------- -------------
         Total current assets                                 129,189,688    100,584,492   117,893,765

PROPERTY AND EQUIPMENT, net of depreciation & amortization     26,928,474     24,474,887    25,698,883

GOODWILL                                                       29,514,525     26,659,797    33,901,079

IDENTIFIABLE INTANGIBLES, net of amortization                     478,197        481,948       118,760

DEBT ISSUE COSTS, net of amortization                           9,178,219      9,601,753    10,872,355

OTHER ASSETS                                                    6,410,591      5,897,647     5,014,114
                                                             -------------  ------------- -------------
                                                             $201,699,694   $167,700,524  $193,498,956
                                                             =============  ============= =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                          $ 10,697,179   $ 11,647,964  $ 14,496,697
   Accrued employee compensation and benefits                   3,470,350      6,512,773     2,823,634
   Accrued interest                                             4,364,257      1,466,643     3,703,800
   Accrued expenses                                             3,339,050      1,946,675       330,195
   Deferred revenue                                               809,667        278,982       625,231
   Current maturities of long-term debt                         6,821,518      6,308,450     4,769,334
   Current maturities of capital lease obligations                109,583         29,463        28,498
   Revolving credit facility                                   34,500,000              -    33,500,000
                                                             -------------  ------------- -------------
         Total current liabilities                             64,111,604     28,190,950    60,277,389

LONG-TERM DEBT, net of current maturities                     217,818,767    217,858,635   218,270,850

CAPITAL LEASE OBLIGATIONS, net of current maturities            2,137,038         22,254        44,407

OTHER LONG-TERM LIABILITIES                                     1,317,849        238,970       211,132

COMMITMENTS (Note 6)

STOCKHOLDERS' DEFICIT:
   Class A common stock, voting, authorized 5,000,000
    shares of $.01 par value; issued and outstanding
    1,263,371; 1,260,750; and 1,260,750 shares at
    June 30, 2001; March 31, 2001; and June 30, 2000,
    respectively                                                   12,634         12,607        12,607
   Additional paid-in capital                                  65,304,884     65,167,394    65,167,394
   Notes receivable from stockholders                            (831,655)      (697,171)     (669,773)
   Accumulated deficit                                       (147,530,437)  (143,093,115) (149,815,050)
   Accumulated other comprehensive loss                          (640,990)             -             -
                                                             -------------  ------------- -------------
         Total stockholders' deficit                          (83,685,564)   (78,610,285)  (85,304,822)
                                                             -------------  ------------- -------------
                                                             $201,699,694   $167,700,524  $193,498,956
                                                             =============  ============= =============

See notes to consolidated financial statements.

 NBC ACQUISITION CORP.

 CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
 ----------------------------------------------------------------------------


                                                   Three Months Ended June 30,
                                                        2001         2000
                                                    ------------ ------------

 REVENUES, net of returns                           $44,883,887  $40,365,234

 COSTS OF SALES                                      27,589,230   24,595,859
                                                    ------------ ------------
         Gross profit                                17,294,657   15,769,375

 OPERATING EXPENSES:
   Selling, general and administrative               17,694,482   16,182,973
   Depreciation                                         641,270      533,052
   Amortization                                         110,975    2,745,790
                                                    ------------ ------------
                                                     18,446,727   19,461,815
                                                    ------------ ------------
 LOSS FROM OPERATIONS                                (1,152,070)  (3,692,440)

 OTHER EXPENSES (INCOME):
   Interest expense                                   6,152,317    6,193,217
   Interest income                                      (22,631)     (21,662)
                                                    ------------ ------------
                                                      6,129,686    6,171,555
                                                    ------------ ------------

 LOSS BEFORE INCOME TAXES                            (7,281,756)  (9,863,995)

 INCOME TAX BENEFIT                                  (2,844,434)  (3,410,138)
                                                    ------------ ------------
 NET LOSS                                           $(4,437,322) $(6,453,857)
                                                    ============ ============

 EARNINGS (LOSS) PER SHARE:
   Basic                                            $     (3.51) $     (5.13)
                                                    ============ ============
   Diluted                                          $     (3.51) $     (5.13)
                                                    ============ ============

 WEIGHTED-AVERAGE SHARES OUTSTANDING:
   Basic                                              1,262,910    1,259,002
                                                    ============ ============
   Diluted                                            1,262,910    1,259,002
                                                    ============ ============


 See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                            Notes                    Accumulated
                                            Additional    Receivable                    Other
                                  Common      Paid-in        From      Accumulated  Comprehensive              Comprehensive
                                  Stock       Capital    Stockholders    Deficit         Loss        Total         Loss
                                ---------- ------------- ------------ -------------- ----------- ------------- ------------

BALANCE,April 1, 2000            $ 12,485  $ 64,525,477  $ (660,910)  $(143,361,193)  $       -  $(79,484,141) $         -

   Issuance of common stock           122       641,917           -               -           -       642,039            -

   Interest accrued on
   stockholder notes                    -             -      (8,863)              -           -        (8,863)           -

   Net loss                             -             -           -      (6,453,857)          -    (6,453,857)  (6,453,857)
                                ---------- ------------- ------------ -------------- ----------- ------------- ------------

BALANCE,June 30, 2000            $ 12,607  $ 65,167,394  $ (669,773)  $(149,815,050)  $       -  $(85,304,822) $(6,453,857)
                                ========== ============= ============ ============== =========== ============= ============

BALANCE,April 1, 2001            $ 12,607  $ 65,167,394  $ (697,171)  $(143,093,115)  $       -  $(78,610,285) $         -

   Issuance of common stock            27       137,490    (123,765)              -           -        13,752            -

   Interest accrued on
   stockholder notes                    -             -     (10,719)              -           -       (10,719)           -

   Net loss                             -             -           -      (4,437,322)          -    (4,437,322)  (4,437,322)

   Other comprehensive loss,
   net of taxes:
     Cumulative effect of
     adoption of SFAS No. 133           -             -           -               -    (602,640)     (602,640)    (602,640)

     Unrealized losses on
     interest rate swap
     agreements                         -             -           -               -     (38,350)      (38,350)     (38,350)

                                ---------- ------------- ------------ -------------- ----------- ------------- ------------
BALANCE,June 30, 2001            $ 12,634  $ 65,304,884  $ (831,655)  $(147,530,437)  $(640,990) $(83,685,564) $(5,078,312)
                                ========== ============= ============ ============== =========== ============= ============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-----------------------------------------------------------------------------------------


                                                              Three Months Ended June 30,
                                                                  2001          2000
                                                              ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $ (4,437,322) $ (6,453,857)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
      Depreciation                                                 641,270       533,052
      Amortization of intangibles                                  534,509     3,169,324
      Original issue debt discount amortization                  1,665,729     1,491,889
      (Gain) Loss on disposal of assets                           (518,744)          840
      Changes in operating assets and liabilities,
      net of effect of acquisitions:
        Receivables                                             (2,849,583)   (2,993,986)
        Inventories                                            (21,485,545)  (19,233,578)
        Recoverable income taxes                                (2,007,435)   (3,221,878)
        Prepaid expenses and other assets                          (26,402)        6,835
        Other assets                                               (28,834)     (413,425)
        Accounts payable                                          (950,785)   (1,648,869)
        Accrued employee compensation and benefits              (3,042,423)   (3,477,477)
        Accrued interest                                         2,897,614     2,354,576
        Accrued expenses                                         1,392,375      (488,815)
        Income taxes payable                                             -      (553,893)
        Deferred revenue                                           530,685        72,980
        Other long-term liabilities                                 10,562         8,901
                                                              ------------- -------------

           Net cash flows from operating activities            (27,674,329)  (30,847,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                            (249,928)     (477,258)
   Bookstore acquisitions, net of cash acquired                 (5,811,237)   (2,113,387)
   Proceeds from sale of bookstores                              1,190,483             -
   Proceeds from sale of property and equipment and other            5,779       107,859
   Software development costs                                     (104,114)     (108,138)

                                                              ------------- -------------
           Net cash flows from investing activities             (4,969,017)   (2,590,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                         (1,192,529)     (879,519)
   Principal payments on capital lease obligations                 (34,068)      (51,132)
   Proceeds from issuance of common stock                           13,752       642,039
   Net increase in revolving credit facility                    34,500,000    33,500,000

                                                              ------------- -------------
           Net cash flows from financing activities             33,287,155    33,211,388
                                                              ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               643,809      (226,917)

CASH AND CASH EQUIVALENTS, Beginning of period                   4,409,505     4,450,887
                                                              ------------- -------------

CASH AND CASH EQUIVALENTS, End of period                      $  5,053,314  $  4,223,970
                                                              ============= =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
   Cash paid (refunded) during the period for:
      Interest                                                $  1,165,440  $  1,923,218
      Income taxes                                                (836,999)      365,633


   Noncash investing and financing activities:
      Notes receivable from shareholders recorded
      upon issuance of common stock                           $    123,765  $          -

      Property acquired through capital lease                    2,228,972             -

      Accumulated other comprehensive loss:
        Cumulative effect of adoption of SFAS No. 133,
        net of income taxes                                       (602,640)            -
        Unrealized losses on interest rate swap
        agreements, net of income taxes                            (38,350)            -
        Deferred tax asset resulting from
        accumulated other comprehensive loss                      (427,327)            -

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1. MANAGEMENT REPRESENTATIONS - The consolidated balance sheet of NBC Acquisition Corp. (the "Company") and its wholly-owned subsidiary, Nebraska Book Company, Inc. ("NBC"), at March 31, 2001 was derived from the Company's audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company's operations for the periods presented. All of these adjustments are of a normal recurring nature. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period consolidated financial statements to conform with current year presentation. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2001 included in the Company's Annual Report on Form 10-K.

2. EARNINGS PER SHARE - Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options. There were 55,865 and 37,624 stock options outstanding at June 30, 2001 and 2000, respectively, that had no impact on diluted earnings per share as the exercise price of such options was greater than the estimated fair value (including a discount for the holder's minority interest position and illiquidity of the Class A Common Stock) of the Class A Common Stock underlying the options as of June 30, 2001 and 2000.

3.  INVENTORIES - Inventories are summarized as follows:

                                          June 30,      March 31,     June 30,
                                            2001          2001          2000
        ------------------------------------------------------------------------
        Wholesale operations            $36,413,983   $26,150,304   $35,725,548
        College bookstore operations     45,357,695    31,348,415    41,221,728
        Complementary services            3,151,571     4,335,844     4,302,590
        ------------------------------------------------------------------------
                                        $84,923,249   $61,834,563   $81,249,866
        ========================================================================

4. BUSINESS COMBINATIONS - On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS. This statement, which addresses financial accounting and reporting for business combinations, mandates the use of the "purchase method" of accounting for all business combinations. The purchase method involves allocating the total purchase price to acquired tangible and identifiable intangible assets. Any excess of the purchase price over the fair value of such assets is recorded as goodwill. The statement also provides specific criteria for separately identifying goodwill and other intangible assets and expands the disclosure requirements for material business combinations. SFAS No. 141 does not fundamentally change the guidance for determining the cost of an acquired entity and allocating that cost to the fair value of the assets acquired and liabilities assumed. This statement is effective for all business combinations initiated after June 30, 2001. This does not represent a significant change for the Company, as it has historically accounted for business combinations under the purchase method.

5. GOODWILL - On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement addresses how goodwill and other intangible assets should be accounted for in the financial statements upon acquisition and subsequent thereto. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but rather tested at least annually for impairment. The test for impairment of goodwill is a two-step process that identifies potential impairment and then measures the amount of such impairment to be recorded in the financial statements. The test for impairment of intangible assets with indefinite useful lives consists of comparing the fair value of the intangible asset with its carrying amount, recognizing any excess carrying value as an impairment loss. Intangible assets with finite useful lives continue to be amortized over such useful lives. The Company has elected early adoption of the provisions of this statement beginning April 1, 2001. In connection with SFAS No. 142, the Company is required to perform a transitional impairment test of goodwill and intangible assets with indefinite useful lives within six months of the date of adoption. The Company has not yet completed this transitional test and therefore has not determined the impact, if any, of this provision on the financial statements.

    During the three months ended June 30, 2001, NBC acquired eight college bookstore locations in two separate transactions, neither of which was material to the Company's consolidated financial statements. In May of 2001, NBC acquired certain assets of a privately owned bookstore serving Western Washington University. In June of 2001, NBC acquired certain assets of bookstores serving the University of Florida, the University of Oklahoma, North Carolina State University, the University of Central Florida, Radford University, and Chadron State College. The total purchase price, net of cash acquired, of such acquisitions was approximately $5.8 million, of which $50,000 was assigned to a covenant not to compete with a two-year amortization period and approximately $3.1 million was assigned to goodwill.

    Also during the three months ended June 30, 2001, NBC sold inventory and certain property, plant and equipment located at two of its college bookstore locations serving the University of Texas for approximately $1.2 million, recognizing a gain on disposal of approximately $0.5 million.
    Included in the calculation of such gain was $0.2 million of goodwill associated with these two bookstores.

    There were no impairment losses recognized during the three months ended June 30, 2001. The following table presents certain financial information assuming that amortization expense associated with goodwill was excluded for all periods presented:

                                                     Three Months Ended June 30,
                                                         2001          2000
                                                     ------------- -------------
    Net Loss:
      Net loss, as reported                           $(4,437,322)  $(6,453,857)
      Add:  Goodwill amortization                               -     2,678,585
      Deduct:  Tax benefit of goodwill amortization             -      (613,737)
                                                     ------------- -------------
      Net loss, as adjusted                           $(4,437,322)  $(4,389,009)
                                                     ============= =============

    Basic Earnings (Loss) Per Share:
      Basic earnings (loss) per share, as reported    $     (3.51)  $     (5.13)
      Add:  Goodwill amortization                               -          2.13
      Deduct:  Tax benefit of goodwill amortization             -         (0.49)
                                                     ------------- -------------
      Basic earnings (loss) per share, as adjusted    $     (3.51)  $     (3.49)
                                                     ============= =============

    Diluted Earnings (Loss) Per Share:
      Diluted earnings (loss) per share, as reported  $     (3.51)  $     (5.13)
      Add:  Goodwill amortization                               -          2.13
      Deduct:  Tax benefit of goodwill amortization             -         (0.49)
                                                     ------------- -------------
      Diluted earnings (loss) per share, as adjusted  $     (3.51)  $     (3.49)
                                                     ============= =============

    The following table presents the total carrying amount of goodwill, by reportable segment, as of June 30, 2001, March 31, 2001, and June 30, 2000, respectively. Goodwill assigned to corporate administration represents the carrying value of goodwill arising from the Company's acquisition of NBC on September 1, 1995. As is the case with a significant portion of the Company's assets, such goodwill is not allocated between the Company's segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                          June 30,     March 31,      June 30,
                                            2001          2001          2000
                                       ------------- ------------- -------------

    College bookstore operations        $12,743,951   $ 9,889,223   $15,120,273
    Complementary services                        -             -       662,599
                                       ------------- ------------- -------------
      Total for reportable segments      12,743,951     9,889,223    15,782,872
    Corporate administration             16,770,574    16,770,574    18,118,207
                                       ------------- ------------- -------------
      Total goodwill                    $29,514,525   $26,659,797   $33,901,079
                                       ============= ============= =============

    Identifiable intangible assets and the associated amortization expense were not material for the periods presented.

6. LONG-TERM DEBT - The Company's indebtedness includes NBC's bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, the outstanding indebtedness under which totaled $34.5 million and $33.5 million at June 30, 2001 and 2000, respectively, expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The borrowing base at June 30, 2001 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. The interest rate on the Revolving Credit Facility at June 30, 2001 was 8.0%. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement") to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. There was no excess cash flow payment obligation for fiscal 2001.

    Additional indebtedness includes NBC's $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes") and $76.0 million face amount of 10.75% senior discount debentures due 2009 (the "Senior Discount Debentures"). The Senior Discount Debentures were issued at a discount of $31.0 million and will accrete in value at the rate of 10.75% compounded semi-annually through February 15, 2003, with semi-annual interest payments commencing August 15, 2003. In conjunction with two bookstores acquired in June of 2001, NBC entered into two bookstore facility leases that qualified as capital leases. The present value of future minimum lease payments under such leases approximated $2.2 million at June 30, 2001 and future minimum lease payments for the next five fiscal years are $0.1 million in fiscal years 2002 through 2005 and $0.2 million in fiscal 2006.

7. DERIVATIVE FINANCIAL INSTRUMENTS - The Financial Accounting Standards Board has issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. This standard requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company utilizes derivative financial instruments solely to manage the risk that changes in interest rates will affect the amount of its future interest payments on the Tranche A and Tranche B Loans and adopted SFAS No. 133 effective April 1, 2001.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $261.4 million in long-term debt and capital lease obligations outstanding at June 30, 2001, $50.0 million is subject to fluctuations in the Eurodollar rate. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Debentures) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to effectively convert certain variable rate debt into fixed rate debt. NBC has separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate Tranche A and Tranche B Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of June 30, 2001 was $25.0 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and Tranche B Loans. NBC is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. NBC anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

    The interest rate swap agreements are reflected at fair value in the Company's consolidated balance sheet (as "other long-term liabilities") and the related gains or losses on these agreements are generally recorded in stockholders' deficit, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive loss are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. To the extent that the agreements are not considered to be completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreements are immediately recognized in earnings. The net effect of this accounting on the Company's results of operations is that interest expense on the Tranche A and Tranche B Loans is generally being recorded based on fixed interest rates. The net gain or loss on the ineffective portion of these interest rate swap agreements as of and for the three months ended June 30, 2001 was not material.

    The initial adoption of SFAS No. 133 on April 1, 2001 resulted in a $1.0 million increase in other long-term liabilities, $0.4 million increase in noncurrent deferred income tax assets, and $0.6 million increase in accumulated other comprehensive loss to recognize the fair value of the interest rate swap agreements, net of income taxes, as the cumulative effect of a change in accounting principle. During the three months ended June 30, 2001, the fair value of the interest rate swap agreements declined by approximately $64,000, resulting in approximately $38,000 of unrealized losses (net of income taxes of approximately $26,000) that were recorded in accumulated other comprehensive loss.

8. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 108 college bookstores as of June 30, 2001 located on or adjacent to college campuses. The complementary services segment includes book-related services such as a centralized buying service, distance education materials, and computer hardware and software.

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding cash and cash equivalents, certain receivables and other assets, and inventories), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters ended June 30, 2001 and 2000:

                                                             College
                                              Wholesale     bookstore    Complementary
                                             operations     operations     services        Total
                                            ------------- ------------- -------------- -------------
Three months ended June 30, 2001:
  External customer revenues                 $18,670,397   $18,160,075     $8,053,415   $44,883,887
  Intersegment revenues                        4,886,132       107,834        351,167     5,345,133
  Depreciation and amortization expense           49,526       432,277        116,994       598,797
  Income (loss) before interest and taxes      4,652,465    (2,804,454)       299,825     2,147,836
Three months ended June 30, 2000:
  External customer revenues                 $17,824,455   $17,210,092     $5,330,687   $40,365,234
  Intersegment revenues                        4,897,852        48,424        450,892     5,397,168
  Depreciation and amortization expense           74,463     2,395,248        450,966     2,920,677
  Income (loss) before interest and taxes      4,728,394    (4,637,651)      (366,167)     (275,424)

    The following  table  reconciles  segment  information  presented above with
    consolidated   information  as  presented  in  the  consolidated   financial
    statements for the quarters ended June 30, 2001 and 2000:

                                                  Three Months Ended June 30,
                                                      2001          2000
                                                 -------------- -------------
Revenues:
  Total for reportable segments                   $ 50,229,020  $ 45,762,402
  Elimination of intersegment revenues              (5,345,133)   (5,397,168)
                                                 -------------- -------------
    Consolidated total                            $ 44,883,887  $ 40,365,234
                                                 ============== =============

Depreciation and Amortization Expense:
  Total for reportable segments                   $    598,797  $  2,920,677
  Corporate administration                             153,448       358,165
                                                 -------------- -------------
    Consolidated total                            $    752,245  $  3,278,842
                                                 ============== =============

Income (Loss) Before Income Taxes:
  Total for reportable segments                   $  2,147,836  $   (275,424)
  Corporate administrative costs                    (3,299,906)   (3,417,016)
                                                 -------------- -------------
    Consolidated loss before interest and taxes     (1,152,070)   (3,692,440)
  Interest expense, net                             (6,129,686)   (6,171,555)
                                                 -------------- -------------
    Consolidated loss before income taxes         $ (7,281,756) $ (9,863,995)
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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED WITH QUARTER ENDED JUNE 30, 2000.

REVENUES. Revenues for the quarters ended June 30, 2001 and 2000 and the corresponding increase in revenues were as follows:

                                                                 Increase
                                                         -----------------------
                                  2001          2000        Amount    Percentage
                             ------------- ------------- ------------ ----------
Wholesale operations         $ 23,556,529  $ 22,722,307  $   834,222      3.7 %
College bookstore operations   18,267,909    17,258,516    1,009,393      5.8 %
Complementary services          8,404,582     5,781,579    2,623,003     45.4 %
Intercompany eliminations      (5,345,133)   (5,397,168)      52,035      1.0 %
                             ------------- ------------- ------------ ----------
                             $ 44,883,887  $ 40,365,234  $ 4,518,653     11.2 %
                             ============= ============= ============ ==========

The increase in wholesale operations revenues for the quarter ended June 30, 2001 was due primarily to publisher price increases. The increase in college bookstore operations revenues was attributable to both new and existing bookstore locations. Twelve new college bookstores acquired since April 1, 2000 provided $0.7 million of additional revenue, while same store revenues (excluding the two college bookstore locations sold in May of 2001) increased $0.7 million, or 4.0%. Complementary services revenues increased primarily due to growth in the Company's distance education program.

GROSS PROFIT. Gross profit for the quarter ended June 30, 2001 increased $1.5 million, or 9.7%, to $17.3 million from $15.8 million for the quarter ended June 30, 2000. This increase was primarily due to higher revenues, which were partially offset by a decrease in gross margin percent. Gross margin percent for the quarters ended June 30, 2001 and 2000 was 38.5% and 39.1%, respectively. The decrease in gross margin percent is attributable to the impact of costs associated with the Company's recently enhanced commission structure and to higher growth rates in college bookstore operations and complementary services, which generate lower gross margins than wholesale operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended June 30, 2001 increased $1.5 million, or 9.3%, to $17.7 million from $16.2 million for the quarter ended June 30, 2000. Selling, general and administrative expenses as a percentage of revenues were 39.4% and 40.1% for the quarters ended June 30, 2001 and 2000, respectively. The increase in expenses is partially the result of the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions. Additionally, the Company has experienced increased expenses in its distance education program as a result of the revenue growth previously discussed.

AMORTIZATION EXPENSE. Amortization expense for the quarter ended June 30, 2001 decreased $2.6 million due to the Company's adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on April 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but rather tested for impairment.

INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the quarters ended June 30, 2001 and 2000 and the corresponding increase (decrease) in income (loss) before interest and taxes were as follows:

                                                            Increase (Decrease)
                                                         -----------------------
                                 2001          2000         Amount    Percentage
                            ------------- -------------  ------------ ----------
Wholesale operations         $ 4,652,465   $ 4,728,394    $  (75,929)    (1.6)%
College bookstore operations  (2,804,454)   (4,637,651)    1,833,197     39.5 %
Complementary services           299,825      (366,167)      665,992    181.9 %
Corporate administration      (3,299,906)   (3,417,016)      117,110      3.4 %
                            ------------- -------------  ------------ ----------
                             $(1,152,070)  $(3,692,440)   $2,540,370     68.8 %
                            ============= =============  ============ ==========

The decrease in wholesale income before interest and taxes was due primarily to lower gross margins resulting from costs associated with the recently enhanced commission structure. Improvement in income (loss) before interest and taxes in college bookstore operations, complementary services, and corporate administration is primarily attributable to the decrease in amortization expense resulting from the adoption of a new accounting standard previously discussed.

INCOME TAXES. The income tax benefit for the quarter ended June 30, 2001 decreased $0.6 million, or 16.6%, to $2.8 million from $3.4 million for the quarter ended June 30, 2000. The Company's effective tax rate for the quarter ended June 30, 2001 was 39.1% as compared to 34.6% for the quarter ended June 30, 2000. The effective tax rate increased as a result of the impact of non-deductible goodwill amortization in the quarter ended June 30, 2000. The additional income tax benefit derived from the increase in the effective tax rate was completely offset by the impact of lower losses before income taxes. The Company's effective tax rate for the quarter ended June 30, 2001 differs from the statutory tax rate primarily as a result of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under NBC's Revolving Credit Facility. At June 30, 2001, the Company's total indebtedness was $261.4 million, consisting of $50.0 million in term loans, $110.0 million of Senior Subordinated Notes, $64.1 million of Senior Discount Debentures, $2.8 million of other indebtedness, including capital lease obligations, and $34.5 million under the Revolving Credit Facility.

Principal and interest payments under the Senior Credit Facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. Under the terms of the Tranche A and Tranche B Loans, NBC is scheduled to make principal payments totaling $6.3 million in fiscal 2002, $6.8 million in fiscal 2003, $8.5 million in fiscal 2004, $11.2 million in fiscal 2005 and $18.4 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility) towards Tranche A and Tranche B Loan principal balances. There was no excess cash flow payment obligation for fiscal 2001. Loans under the Senior Credit Facility bear interest at floating rates based upon the interest rate option selected by NBC. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008. The Senior Discount Debentures require semi-annual cash interest payments commencing August 15, 2003 at a fixed rate of 10.75% and mature on February 15, 2009.

The Company's capital expenditures were $0.2 million and $0.5 million for the three months ended June 30, 2001 and 2000, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

Bookstore acquisition expenditures were $5.8 million and $2.1 million for the three months ended June 30, 2001 and 2000, respectively. College bookstores acquired in the three months ended June 30, 2001, which included bookstores serving Western Washington University, the University of Florida, the University of Oklahoma, North Carolina State University, the University of Central Florida, Radford University, and Chadron State College, were estimated to have approximately $14.0 million in annual revenues and were funded through internally generated cash flows.

During the three months ended June 30, 2001, NBC sold certain assets of two of its college bookstore locations serving the University of Texas in Austin, Texas for approximately $1.2 million, recognizing a gain on disposal of approximately $0.5 million. Annual combined revenues for these two locations for the year ended March 31, 2001 were $2.4 million.

The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used in operating activities for the three months ended June 30, 2001 were $27.7 million, a decrease of $3.1 million from $30.8 million for the three months ended June 30, 2000. This decrease was primarily attributable to the timing of payments for income taxes and commissions under the Company's enhanced commission structure.

Access to the Company's principal sources of cash is subject to various restrictions. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The Senior Credit Facility restricts the Company's ability to make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) after August 15,

2003 in an amount not to exceed the amount of interest required to be paid on the Senior Discount Debentures and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by the Company. The indenture governing the Senior Discount Debentures (the "Indenture") restricts the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to pay dividends or make other Restricted Payments (as defined in the Indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the Indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the Indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of NBC and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. Such restrictions are not expected to affect the Company's ability to meet its cash obligations for the foreseeable future.

As of June 30, 2001, NBC could borrow up to $50.0 million under the Revolving Credit Facility. Of the amount available, $34.5 million was drawn by NBC at June 30, 2001. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, any required excess cash flow payments, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing.

SEASONALITY

The Company's wholesale and bookstore operations experience two distinct selling periods and the wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each college semester in August and December. The buying periods for the wholesale operations occur at the end of each college semester in late December and May. The primary selling periods for the bookstore operations are in September and January. In fiscal 2001, approximately 43.0% of the Company's annual revenues were earned in the second fiscal quarter (July-September), while approximately 30.0% of the Company's annual revenues were earned in the fourth fiscal quarter (January-March). Accordingly, the Company's working capital requirements fluctuate throughout the year, increasing substantially at the end of each college semester, in May and December, as a result of the buying periods. The Company funds its working capital requirements primarily through the Revolving Credit Facility, which historically has been repaid with cash provided from operations.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Financial Accounting Standards Board has issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. This standard requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company utilizes derivative financial instruments solely to manage the risk that changes in interest rates will affect the amount of its future interest payments on the Tranche A and Tranche B Loans and adopted SFAS No. 133 effective April 1, 2001. See further discussion regarding SFAS No. 133 in Item 1, "Financial Statements".

The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $261.4 million in long-term debt and capital lease obligations outstanding at June 30, 2001, $50.0 million is subject to fluctuations in the Eurodollar rate. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Debentures) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to effectively convert certain variable rate debt into fixed rate debt. NBC has separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate Tranche A and Tranche B Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of June 30, 2001 was $25.0 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and Tranche B Loans.

Certain quantitative market risk disclosures have changed since March 31, 2001 as a result of market fluctuations, movement in interest rates, and principal payments. The following table presents summarized market risk information as of June 30, 2001 and March 31, 2001, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                      June 30,       March 31,
                                                        2001           2001
                                                   -------------- --------------
Fair Values:
  Fixed rate debt                                  $ 155,273,588  $ 148,485,793
  Variable rate debt (excluding Revolving
  Credit Facility)                                    50,000,000     51,187,500
  Interest rate swaps                                 (1,068,317)    (1,004,400)

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                          9.62%          9.62%
  Variable rate debt (excluding Revolving
  Credit Facility)                                         7.78%          7.65%
  Interest rate swaps receive rate                         4.64%          4.77%

                           PART II. OTHER INFORMATION


               ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On April 17, 2001, the Company issued 2,621 shares of its Class A Common Stock to NBC's Senior Vice President of Retail Division at a price of $52.47 per share, in exchange for $13,752 in cash and a promissory note in the principal amount of $123,765 maturing January, 2009 and bearing interest at 5.25% per year. This transaction, which did not involve any public offering, was exempt from registration under the Securities Act of 1933 pursuant to
    Section 4(2). No underwriters were involved in this transaction.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          2.1 Agreement of Sale, as amended, dated as of May 11, 2001 between Nebraska Book Company, Inc. and University Co-operative Society, filed as Exhibit 2.1 to NBC Acquisition Corp. Form 8-K dated May 11, 2001, is incorporated herein by reference.

          10.1 Memorandum of  Understanding,  dated as of April 17, 2001 between
               Nebraska  Book  Company,   Inc.  and  Robert  Rupe,  Senior  Vice
               President of Retail Division.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K dated May 11, 2001 was filed on May 29, 2001 reporting the sale of certain assets of two college bookstore locations serving the University of Texas and submitting unaudited pro forma financial information as of December 31, 2000 and for the nine months ended December 31, 2000 and year ended March 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2001.

                                             NBC ACQUISITION CORP.


                                             /s/  Mark W. Oppegard
                                            ------------------------------------
                                             Mark W. Oppegard
                                             President/Chief Executive Officer,
                                             Secretary and Director


                                             /s/  Alan G. Siemek
                                            ------------------------------------
                                             Alan G. Siemek
                                             Vice President and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)