Form 10-Q
period 2001-12-31
NBC ACQUISITION CORP
filed 2002-01-29
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

           TOTAL NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING
                    AS OF JANUARY 29, 2002: 1,263,371 SHARES

                            TOTAL NUMBER OF PAGES: 18

                             EXHIBIT INDEX: PAGE 18

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.


CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------------------------------

                                                                December 31,   March 31,    December 31,
                                                                   2001          2001          2000
                                                               ------------- ------------- -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $  6,979,298  $  4,409,505  $  7,886,575
   Receivables                                                   55,993,045    31,368,150    49,320,603
   Inventories                                                   80,077,364    61,834,563    77,918,950
   Recoverable income taxes                                               -       706,408       620,338
   Deferred income taxes                                          3,081,166     1,862,166     2,078,793
   Prepaid expenses and other assets                                430,041       403,700       250,674
                                                               ------------- ------------- -------------
        Total current assets                                    146,560,914   100,584,492   138,075,933

PROPERTY AND EQUIPMENT, net of depreciation & amortization       26,920,548    24,474,887    24,958,567

GOODWILL                                                         29,780,449    26,659,797    28,860,021

IDENTIFIABLE INTANGIBLES, net of amortization                       366,524       481,948       531,532

DEBT ISSUE COSTS, net of amortization                             8,331,151     9,601,753    10,025,287

OTHER ASSETS                                                      6,462,791     5,897,647     5,450,647
                                                               ------------- ------------- -------------
                                                               $218,422,377  $167,700,524  $207,901,987
                                                               ============= ============= =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                            $ 18,824,739  $ 11,647,964  $ 18,793,073
   Accrued employee compensation and benefits                     5,612,985     6,512,773     4,758,896
   Accrued interest                                               3,998,597     1,466,643     4,006,241
   Accrued expenses                                               3,020,321     1,946,675       599,065
   Income tax payable                                             1,103,191             -             -
   Deferred revenue                                                 527,078       278,982       287,238
   Current maturities of long-term debt                           6,822,701     6,308,450     5,795,397
   Current maturities of capital lease obligations                  110,750        29,463        29,501
   Revolving credit facility                                     29,300,000             -    36,100,000
                                                               ------------- ------------- -------------
        Total current liabilities                                69,320,362    28,190,950    70,369,411

LONG-TERM DEBT, net of current maturities                       217,867,563   217,858,635   217,972,638

CAPITAL LEASE OBLIGATIONS, net of current maturities              2,074,784        22,254        29,401

OTHER LONG-TERM LIABILITIES                                       2,398,496       238,970       229,725

COMMITMENTS (Note 6)

STOCKHOLDERS' DEFICIT:
   Class A common stock, voting, authorized 5,000,000 shares
     of $.01 par value; issued and outstanding 1,263,371;
     1,260,750; and 1,260,750 shares at December 31, 2001;
     March 31, 2001; and December 31, 2000, respectively             12,634        12,607        12,607
   Additional paid-in capital                                    65,304,884    65,167,394    65,167,394
   Notes receivable from stockholders                              (854,205)     (697,171)     (687,972)
   Accumulated deficit                                         (136,568,526) (143,093,115) (145,191,217)
   Accumulated other comprehensive loss                          (1,133,615)            -             -
                                                               ------------- ------------- -------------
        Total stockholders' deficit                             (73,238,828)  (78,610,285)  (80,699,188)
                                                               ------------- ------------- -------------
                                                               $218,422,377  $167,700,524  $207,901,987
                                                               ============= ============= =============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.


CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------


                                                         Three Months                 Nine Months
                                                      Ended December 31,           Ended December 31,
                                                       2001         2000          2001          2000
                                                   ------------ ------------- ------------- -------------

REVENUES, net of returns                           $51,435,477  $ 42,513,260  $240,531,275  $212,977,772

COSTS OF SALES                                      30,840,142    25,502,100   149,144,561   131,581,549
                                                   ------------ ------------- ------------- -------------

        Gross profit                                20,595,335    17,011,160    91,386,714    81,396,223

OPERATING EXPENSES:
  Selling, general and administrative               19,670,284    18,281,403    59,678,163    53,919,256
  Depreciation                                         781,942       836,471     2,145,050     2,161,198
  Amortization                                         132,602     2,623,729       366,398     8,040,166
                                                   ------------ ------------- ------------- -------------
                                                    20,584,828    21,741,603    62,189,611    64,120,620
                                                   ------------ ------------- ------------- -------------

INCOME (LOSS) FROM OPERATIONS                           10,507    (4,730,443)   29,197,103    17,275,603

OTHER EXPENSES (INCOME):
  Interest expense                                   5,923,264     5,854,808    18,454,354    18,312,953
  Interest income                                     (136,987)     (214,938)     (250,884)     (383,479)
                                                   ------------ ------------- ------------- -------------
                                                     5,786,277     5,639,870    18,203,470    17,929,474
                                                   ------------ ------------- ------------- -------------

INCOME (LOSS) BEFORE INCOME TAXES                   (5,775,770)  (10,370,313)   10,993,633      (653,871)

INCOME TAX EXPENSE (BENEFIT)                        (2,251,403)   (3,640,294)    4,469,044     1,176,153

                                                   ------------ ------------- ------------- -------------
NET INCOME (LOSS)                                  $(3,524,367) $ (6,730,019) $  6,524,589  $ (1,830,024)
                                                   ============ ============= ============= =============

EARNINGS (LOSS) PER SHARE:
  Basic                                            $     (2.79) $      (5.34) $       5.17  $      (1.45)
                                                   ============ ============= ============= =============
  Diluted                                          $     (2.79) $      (5.34) $       5.17  $      (1.45)
                                                   ============ ============= ============= =============

WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                              1,263,371     1,260,750     1,263,219     1,260,172
                                                   ============ ============= ============= =============
  Diluted                                            1,263,371     1,260,750     1,263,219     1,260,172
                                                   ============ ============= ============= =============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
----------------------------------------------------------------------------------------------------------------------

                                                       Notes                    Accumulated
                                       Additional   Receivable                     Other
                              Common    Paid-in        From       Accumulated  Comprehensive               Comprehensive
                              Stock     Capital    Stockholders     Deficit        Loss           Total     Income(Loss)
                             -------- ------------ ------------ -------------- ------------- ------------- -------------

BALANCE, April 1, 2000       $12,485  $64,525,477    $(660,910) $(143,361,193)  $         -  $(79,484,141)  $         -

   Issuance of common stock      122      641,917            -              -             -       642,039             -

   Interest accrued on
   stockholder notes               -            -      (27,062)             -             -       (27,062)            -

   Net loss                        -            -            -     (1,830,024)            -    (1,830,024)   (1,830,024)
                             -------- ------------ ------------ -------------- ------------- ------------- -------------

BALANCE,December 31, 2000    $12,607  $65,167,394    $(687,972) $(145,191,217)  $         -  $(80,699,188)  $(1,830,024)
                             ======== ============ ============ ============== ============= ============= =============


BALANCE,April 1, 2001        $12,607  $65,167,394    $(697,171) $(143,093,115)  $         -  $(78,610,285)  $         -

   Issuance of common stock       27      137,490     (123,765)             -             -        13,752             -

   Interest accrued on
   stockholder notes               -            -      (33,269)             -             -       (33,269)            -

   Net income                      -            -            -      6,524,589             -     6,524,589     6,524,589

   Other comprehensive loss,
   net of taxes:
     Cumulative effect of
     adoption of SFAS No. 133      -            -            -              -      (602,640)     (602,640)     (602,640)

     Unrealized losses on
     interest rate swap
     agreements                    -            -            -              -      (530,975)     (530,975)     (530,975)


                             -------- ------------ ------------ -------------- ------------- ------------- -------------
BALANCE,December 31, 2001    $12,634  $65,304,884    $(854,205) $(136,568,526)  $(1,133,615) $(73,238,828)  $ 5,390,974
                             ======== ============ ============ ============== ============= ============= =============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
----------------------------------------------------------------------------------------

                                                                     Nine Months
                                                                   Ended December 31,
                                                                  2001         2000
                                                             ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $  6,524,589  $ (1,830,024)
   Adjustments to reconcile net income (loss)
    to net cash flows from operating activities:
     Depreciation                                               2,145,050     2,161,198
     Amortization                                               1,637,000     9,310,768
     Original issue debt discount amortization                  5,126,174     4,604,148
     Noncash interest expense from derivative
     financial instruments                                        242,178             -
     (Gain) Loss on disposal of assets                           (523,452)       13,809
     Deferred income taxes                                       (322,000)   (1,296,000)
     Changes in operating assets and liabilities,
     net of effect of acquisitions/disposals:
        Receivables                                           (24,658,164)  (25,138,982)
        Inventories                                           (16,888,307)  (15,882,409)
        Recoverable income taxes                                  706,408      (620,338)
        Prepaid expenses and other assets                         (26,341)      176,628
        Other assets                                             (583,572)      (42,020)
        Accounts payable                                        7,176,775     2,647,507
        Accrued employee compensation and benefits               (899,788)   (1,542,215)
        Accrued interest                                        2,531,954     2,657,017
        Accrued expenses                                        1,073,646      (219,649)
        Income taxes payable                                    1,103,191      (553,893)
        Deferred revenue                                          248,096      (265,013)
        Other long-term liabilities                                27,989        27,494
                                                             ------------- -------------

           Net cash flows from operating activities           (15,358,574)  (25,791,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                         (1,764,328)   (1,397,158)
   Bookstore acquisitions, net of cash acquired                (5,828,513)   (2,706,556)
   Proceeds from sale of bookstores                             1,176,709             -
   Proceeds from sale of property and equipment and other          40,807       133,301
   Software development costs                                    (311,910)     (214,902)

                                                             ------------- -------------
           Net cash flows from investing activities            (6,687,235)   (4,185,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                        (4,602,995)   (3,263,927)
   Principal payments on capital lease obligations                (95,155)      (65,135)
   Proceeds from issuance of common stock                          13,752       642,039
   Net increase in revolving credit facility                   29,300,000    36,100,000
                                                             ------------- -------------
           Net cash flows from financing activities            24,615,602    33,412,977
                                                             ------------- -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       2,569,793     3,435,688

CASH AND CASH EQUIVALENTS, Beginning of period                  4,409,505     4,450,887
                                                             ------------- -------------
CASH AND CASH EQUIVALENTS, End of period                     $  6,979,298  $  7,886,575
                                                             ============= =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
     Interest                                                $  9,283,446  $  9,781,186
     Income taxes                                               2,981,445     3,646,384

   Noncash investing and financing activities:
     Notes receivable from shareholders recorded
     upon issuance of common stock                           $    123,765  $          -

     Property acquired through capital lease                    2,228,972             -

     Accumulated other comprehensive loss:
        Cumulative effect of adoption of
        SFAS No. 133, net of income taxes                        (602,640)            -

        Unrealized losses on interest rate
        swap agreements, net of income taxes                     (530,975)            -

        Deferred tax asset resulting from
        accumulated other comprehensive loss                     (755,744)            -


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

2. EARNINGS PER SHARE - Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. Stock options outstanding as of December 31, 2001 and 2000 were 68,865 options and 50,624 options, respectively. Stock options outstanding at December 31, 2001 had no impact on diluted earnings per share as the exercise price of such options was greater than the estimated fair value (including a discount for the holder's minority interest position and illiquidity of the Class A Common Stock) of the Class A Common Stock underlying the options as of December 31, 2001. The estimated fair value was based upon an independent valuation of the Class A Common Stock. Weighted-average common shares outstanding for the quarter and nine months ended December 31, 2000 exclude 5,453 and 2,986 incremental shares attributable to stock options outstanding, respectively, as to include such shares would have been antidilutive for the periods presented.

3.  INVENTORIES - Inventories are summarized as follows:

                                       December 31,    March 31,   December 31,
                                           2001           2001         2000
        ------------------------------------------------------------------------
        Wholesale operations            $18,954,819   $26,150,304   $18,382,997
        College bookstore operations     56,077,542    31,348,415    55,700,471
        Complementary services            5,045,003     4,335,844     3,835,482
        ------------------------------------------------------------------------
                                        $80,077,364   $61,834,563   $77,918,950
        ========================================================================

4. BUSINESS COMBINATIONS - On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS Combinations. This statement, which addresses financial accounting and reporting for business combinations, mandates the use of the "purchase method" of accounting for all business combinations. The purchase method involves allocating the total purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at date of acquisition. Any excess of the purchase price over the net of amounts assigned to assets acquired and liabilities assumed is recorded as goodwill. The statement also provides specific criteria for separately identifying goodwill and other intangible assets and expands the disclosure requirements for material business combinations. SFAS No. 141 does not fundamentally change the guidance for determining the cost of an acquired entity and allocating that cost to the fair value of the assets acquired and liabilities assumed. This statement is effective for all business combinations initiated after June 30, 2001. This does not represent a significant change for the Company, as it has historically accounted for business combinations under the purchase method.

5. GOODWILL - On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement addresses how goodwill and other intangible assets should be accounted for in the financial statements upon acquisition and subsequent thereto. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but rather tested at least annually for impairment. The test for impairment of goodwill is a two-step process that identifies potential impairment and then measures the amount of such impairment to be recorded in the financial statements. The test for impairment of intangible assets with indefinite useful lives consists of comparing the fair value of the intangible asset with its carrying amount, recognizing any excess carrying value as an impairment loss. Intangible assets with finite useful lives continue to be amortized over such useful lives. The Company has elected early adoption of the provisions of this statement beginning April 1, 2001. In connection with SFAS No. 142, the Company was required to perform a transitional impairment test of goodwill and intangible assets with indefinite useful lives within six months of the date of adoption. There were no impairment losses recognized during the nine months ended December 31, 2001.

    During the nine months ended December 31, 2001, NBC acquired eight college bookstore locations in two separate transactions, neither of which was material to the Company's consolidated financial statements. In May of 2001, NBC acquired certain assets of a privately owned bookstore serving Western Washington University. In June of 2001, NBC acquired certain assets of bookstores serving the University of Florida, the University of Oklahoma, North Carolina State University, the University of Central Florida, Radford University, and Chadron State College. The total purchase price, net of cash acquired, of such acquisitions was approximately $5.8 million, of which $50,000 was assigned to a covenant not to compete with a two-year amortization period and approximately $3.3 million was assigned to tax-deductible goodwill.

    Also during the nine months ended December 31, 2001, NBC sold inventory and certain property, plant and equipment located at two of its college bookstore locations serving the University of Texas for approximately $1.2 million, recognizing a gain on disposal of approximately $0.5 million.
    Included in the calculation of such gain was $0.2 million of goodwill associated with these two bookstores.

    The following table presents certain financial information assuming that amortization expense associated with goodwill was excluded for all periods presented:


                                                        Quarter Ended            Nine Months Ended
                                                          December 31,               December 31,
                                                       2001          2000         2001         2000
                                                  ------------- ------------- ------------ ------------
Net Income (Loss):
  Net income (loss), as reported                   $(3,524,367)  $(6,730,019)  $6,524,589  $(1,830,024)
  Add:  Goodwill amortization                                -     2,536,308            -    7,870,907
  Deduct:  Tax benefit of goodwill amortization              -      (574,589)           -   (1,810,797)
                                                  ------------- ------------- ------------ ------------
  Net income (loss), as adjusted                   $(3,524,367)  $(4,768,300)  $6,524,589  $ 4,230,086
                                                  ============= ============= ============ ============

Basic Earnings (Loss) Per Share:
  Basic earnings (loss) per share, as reported     $     (2.79)  $     (5.34)  $     5.17  $     (1.45)
  Add:  Goodwill amortization                                -          2.01            -         6.25
  Deduct:  Tax benefit of goodwill amortization              -         (0.46)           -        (1.44)
                                                  ------------- ------------- ------------ ------------
  Basic earnings (loss) per share, as adjusted     $     (2.79)  $     (3.79)  $     5.17  $      3.36
                                                  ============= ============= ============ ============

Diluted Earnings (Loss) Per Share:
  Diluted earnings (loss) per share, as reported   $     (2.79)  $     (5.34)  $     5.17  $     (1.45)
  Add:  Goodwill amortization                                -          2.01            -         6.25
  Deduct:  Tax benefit of goodwill amortization              -         (0.46)           -        (1.44)
                                                  ------------- ------------- ------------ ------------
  Diluted earnings (loss) per share, as adjusted   $     (2.79)  $     (3.79)  $     5.17  $      3.36
                                                  ============= ============= ============ ============


    The following table presents the total carrying amount of goodwill, by reportable segment, as of December 31, 2001, March 31, 2001, and December 31, 2000, respectively. Goodwill assigned to corporate administration represents the carrying value of goodwill arising from the Company's acquisition of NBC on September 1, 1995. As is the case with a significant portion of the Company's assets, such goodwill is not allocated between the Company's segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                        December 31,    March 31,   December 31,
                                            2001         2001          2000
                                       ------------- ------------- -------------

     College bookstore operations       $13,009,875   $ 9,889,223   $11,545,579
     Complementary services                       -             -        94,657
                                       ------------- ------------- -------------
       Total for reportable segments     13,009,875     9,889,223    11,640,236
     Corporate administration            16,770,574    16,770,574    17,219,785
                                       ------------- ------------- -------------
       Total goodwill                   $29,780,449   $26,659,797   $28,860,021
                                       ============= ============= =============

    Identifiable intangible assets and the associated amortization expense were not material for the periods presented.

6. LONG-TERM DEBT - The Company's indebtedness includes NBC's bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, outstanding indebtedness under which totaled $29.3 million and $36.1 million at December 31, 2001 and 2000, respectively, expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The borrowing base at December 31, 2001 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. The interest rate on the Revolving Credit Facility at December 31, 2001 was 6.00%. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as amended, to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility.

    Additional indebtedness includes NBC's $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes"), $76.0 million face amount of 10.75% senior discount debentures due 2009 (the "Senior Discount Debentures"), and capital leases. The Senior Discount Debentures were issued at a discount of $31.0 million and will accrete in value at the rate of 10.75% compounded semi-annually through February 15, 2003, with semi-annual interest payments commencing August 15, 2003. In conjunction with two bookstores acquired in June of 2001, NBC entered into two bookstore facility leases that qualified as capital leases. The present value of future minimum lease payments under such leases approximated $2.2 million at December 31, 2001 and the present value of future minimum lease payments for the next five fiscal years are $0.1 million in fiscal years 2002 through 2005 and $0.2 million in fiscal 2006.

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

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $256.2 million in total indebtedness outstanding at December 31, 2001, $46.6 million is subject to fluctuations in the Eurodollar rate. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Debentures) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to effectively convert certain variable rate debt into fixed rate debt. NBC has separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate Tranche A and Tranche B Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of December 31, 2001 was $23.3 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and Tranche B Loans. NBC is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. NBC anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

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

    The initial adoption of SFAS No. 133 on April 1, 2001 resulted in a $1.0 million increase in other long-term liabilities, $0.4 million increase in noncurrent deferred income tax assets, and $0.6 million increase in accumulated other comprehensive loss to recognize the fair value of the interest rate swap agreements, net of income taxes, as the cumulative effect of a change in accounting principle. During the nine months ended December 31, 2001, the fair value of the interest rate swap agreements declined by approximately $1.1 million, resulting in approximately $0.5 million of unrealized losses (net of income taxes of approximately $0.4 million) that were recorded in accumulated other comprehensive loss. The net loss on the ineffective portion of these interest rate swap agreements for the nine-month period ended December 31, 2001 was $0.2 million. There was no significant net gain (loss) on the ineffective portion of these interest rate swap agreements for the three months ended December 31, 2001.

8. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 107 college bookstores as of December 31, 2001 located on or adjacent to college campuses. The complementary services segment includes book-related services such as a centralized buying service, distance education materials, and computer hardware and software.

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, intangibles, and other assets), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters and nine months ended December 31, 2001 and 2000, respectively:

                                                               College
                                                Wholesale     bookstore     Complementary
                                               operations     operations      services        Total
                                              -------------- ------------- -------------- -------------
Quarter ended December 31, 2001:
  External customer revenues                   $ 24,644,062  $ 18,181,418    $ 8,609,997  $ 51,435,477
  Intersegment revenues                           4,775,702       179,404        330,351     5,285,457
  Depreciation and amortization expense              56,687       561,966        139,982       758,635
  Income (loss) before interest and taxes         6,073,589    (2,179,470)         9,464     3,903,583

Quarter ended December 31, 2000:
  External customer revenues                   $ 21,190,487  $ 15,689,713    $ 5,633,060  $ 42,513,260
  Intersegment revenues                           4,312,763       108,881        317,487     4,739,131
  Depreciation and amortization expense              78,648     2,337,575        423,380     2,839,603
  Income (loss) before interest and taxes         3,629,432    (3,248,720)    (1,185,669)     (804,957)

Nine months ended December 31, 2001:
  External customer revenues                   $ 86,540,948  $128,374,484    $25,615,843  $240,531,275
  Intersegment revenues                          18,191,008       468,845      1,421,921    20,081,774
  Depreciation and amortization expense             154,828     1,506,627        385,410     2,046,865
  Income before interest and taxes               28,024,360     8,787,684        489,110    37,301,154
Nine months ended December 31, 2000:
  External customer revenues                   $ 79,416,595  $116,047,897    $17,513,280  $212,977,772
  Intersegment revenues                          16,475,818       348,487      1,116,505    17,940,810
  Depreciation and amortization expense             226,830     7,152,381      1,243,001     8,622,212
  Income (loss) before interest and taxes        25,002,097     2,394,503     (1,817,664)   25,578,936


    The following  table  reconciles  segment  information  presented above with consolidated information as presented in the consolidated financial statements for the quarters and nine months ended December 31, 2001 and 2000, respectively:


                                              Quarter Ended December 31,  Nine Months Ended December 31,
                                                 2001           2000           2001           2000
                                             ------------- --------------  ------------- -------------
Revenues:
  Total for reportable segments              $ 56,720,934  $  47,252,391   $260,613,049  $230,918,582
  Elimination of intersegment revenues         (5,285,457)    (4,739,131)   (20,081,774)  (17,940,810)
                                             ------------- --------------  ------------- -------------
    Consolidated total                       $ 51,435,477  $  42,513,260   $240,531,275  $212,977,772
                                             ============= ==============  ============= =============

Depreciation and Amortization Expense:
  Total for reportable segments              $    758,635  $   2,839,603   $  2,046,865  $  8,622,212
  Corporate administration                        155,909        620,597        464,583     1,579,152
                                             ------------- --------------  ------------- -------------
    Consolidated total                       $    914,544  $   3,460,200   $  2,511,448  $ 10,201,364
                                             ============= ==============  ============= =============

Income (Loss) Before Income Taxes:
  Total for reportable segments              $  3,903,583  $    (804,957)  $ 37,301,154  $ 25,578,936
  Corporate administrative costs               (3,893,076)    (3,925,486)    (8,104,051)   (8,303,333)
                                             ------------- --------------  ------------- -------------
    Consolidated income (loss) before
    interest and taxes                             10,507     (4,730,443)    29,197,103    17,275,603
  Interest expense, net                        (5,786,277)    (5,639,870)   (18,203,470)  (17,929,474)
                                             ------------- --------------  ------------- -------------
    Consolidated income (loss) before
    income taxes                             $ (5,775,770) $ (10,370,313)  $ 10,993,633  $   (653,871)
                                             ============= ==============  ============= =============


    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

9. COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). For the quarter and nine months ended December 31, 2001, other comprehensive income (loss) consisted of the cumulative effect of adoption of SFAS No. 133 and unrealized gains (losses) on interest rate swap agreements, net of taxes. Comprehensive income (loss) for the quarters and nine months ended December 31, 2001 and 2000 is presented in the table below.


                                              Quarter Ended December 31,  Nine Months Ended December 31,
                                                  2001          2000           2001           2000
                                              ------------- ------------- -------------- ---------------
Comprehensive Income (Loss):
   Net income (loss)                           $(3,524,367) $(6,730,019)    $6,524,589      $(1,830,024)
   Other comprehensive income (loss),
   net of taxes:
     Cumulative effect of adoption of
     SFAS No. 133                                        -            -       (602,640)               -
     Unrealized gains (losses) on interest
     rate swap agreements                           21,194            -       (530,975)               -
                                              ------------- ------------- -------------- ---------------
                                               $(3,503,173) $(6,730,019)    $5,390,974      $(1,830,024)
                                              ============= ============= ============== ===============

10. ACCOUNTING  STANDARDS  NOT  YET  ADOPTED  -  In  June,  2001  the  Financial
    Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on the consolidated financial statements.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2001 COMPARED WITH QUARTER ENDED DECEMBER 31, 2000.

REVENUES. Revenues for the quarters ended December 31, 2001 and 2000 and the corresponding increase (decrease) in revenues were as follows:

                                                              Increase (Decrease)
                                                          -------------------------
                                  2001           2000         Amount     Percentage
                            -------------- -------------- ------------- -----------
Wholesale operations         $ 29,419,764   $ 25,503,250   $ 3,916,514      15.4 %
College bookstore operations   18,360,822     15,798,594     2,562,228      16.2 %
Complementary services          8,940,348      5,950,547     2,989,801      50.2 %
Intercompany eliminations      (5,285,457)    (4,739,131)     (546,326)    (11.5)%
                            -------------- -------------- ------------- -----------
                             $ 51,435,477   $ 42,513,260   $ 8,922,217      21.0 %
                            ============== ============== ============= ===========

The increase in wholesale operations revenues for the quarter ended December 31, 2001 was due in part to publisher price increases, complemented by an increase in unit sales. The Company believes that this increase in unit sales is partly the result of recent enhancements made to the Company's wholesale programs. The increase in college bookstore operations revenues was attributable to both new and existing bookstore locations. New stores, defined by the Company as stores acquired since April 1, 2000, provided $1.3 million of the additional revenue, while same store revenues (excluding the two college bookstore locations sold in May of 2001) increased $1.6 million, or 10.5%. The increase in same store revenues is primarily attributable to increased revenues from clothing and insignia wear at bookstores serving the Universities of Nebraska and Maryland, which had successful intercollegiate football seasons. Complementary services revenues increased primarily due to growth in the Company's distance education and system sales programs. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the quarter ended December 31, 2001 increased $3.6 million, or 21.1%, to $20.6 million from $17.0 million for the quarter ended December 31, 2000. This increase was due to higher revenues and a stable gross margin percent. Gross margin percent for both quarters ended December 31, 2001 and 2000 was 40.0%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended December 31, 2001 increased $1.4 million, or 7.6%, to $19.7 million from $18.3 million for the quarter ended December 31, 2000. Selling, general and administrative expenses as a percentage of revenues were 38.2% and 43.0% for the quarters ended December 31, 2001 and 2000, respectively. The increase in expenses is primarily the result of the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions. Additionally, the Company has experienced increased expenses in its distance education program as a result of the revenue growth previously discussed. The decline in selling, general and administrative expenses as a percentage of revenues was due in part to revenue growth outpacing growth in personnel and certain other expenses.

AMORTIZATION EXPENSE. Amortization expense for the quarter ended December 31, 2001 decreased $2.5 million due to the Company's adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on April 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but rather tested for impairment on a periodic basis.

INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the quarters ended December 31, 2001 and 2000 and the corresponding change in income (loss) before interest and taxes were as follows:

                                                                 Change
                                                        ------------------------
                                2001           2000         Amount    Percentage
                            ------------- ------------- ------------- ----------
Wholesale operations         $ 6,073,589   $ 3,629,432   $ 2,444,157     67.3 %
College bookstore operations  (2,179,470)   (3,248,720)    1,069,250     32.9 %
Complementary services             9,464    (1,185,669)    1,195,133    100.8 %
Corporate administration      (3,893,076)   (3,925,486)       32,410      0.8 %
                            ------------- ------------- ------------- ----------
                             $    10,507   $(4,730,443)  $ 4,740,950    100.2 %
                            ============= ============= ============= ==========

The improvement in income (loss) before interest and taxes in wholesale operations and complementary services was primarily attributable to increased revenues combined with slower growth in expenses. The improvement in loss before interest and taxes in college bookstore operations was primarily due to a decrease in amortization expense resulting from the adoption of a new accounting standard previously discussed.

INCOME TAXES. Income tax benefit for the quarter ended December 31, 2001 decreased $1.3 million, or 38.2%, to $2.3 million from $3.6 million for the quarter ended December 31, 2000. The Company's effective tax rate for the quarter ended December 31, 2001 was 39.0% as compared to 35.1% for the quarter ended December 31, 2000. The effective tax rate increased as a result of the impact of non-deductible goodwill amortization in the quarter ended December 31, 2000. The Company's effective tax rate for the quarter ended December 31, 2001 differs from the statutory tax rate primarily as a result of state income taxes.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2000.

REVENUES. Revenues for the nine months ended December 31, 2001 and 2000 and the corresponding increase (decrease) in revenues were as follows:

                                                              Increase (Decrease)
                                                           -------------------------
                                  2001           2000          Amount     Percentage
                             -------------- -------------- ------------- -----------
Wholesale operations         $ 104,731,956  $  95,892,413  $  8,839,543       9.2 %
College bookstore operations   128,843,329    116,396,384    12,446,945      10.7 %
Complementary services          27,037,764     18,629,785     8,407,979      45.1 %
Intercompany eliminations      (20,081,774)   (17,940,810)   (2,140,964)    (11.9)%
                             -------------- -------------- ------------- -----------
                             $ 240,531,275  $ 212,977,772  $ 27,553,503      12.9 %
                             ============== ============== ============= ===========

The increase in wholesale operations revenues for the nine months ended December 31, 2001 was due primarily to publisher price increases, complemented by an increase in unit sales. The Company believes that this increase in unit sales is partly the result of recent enhancements made to the Company's wholesale programs. The increase in college bookstore operations revenues was attributable to both new and existing bookstore locations. New stores, defined by the Company as stores acquired since April 1, 2000, provided $8.2 million of the additional revenue, while same store revenues (excluding the two college bookstore locations sold in May of 2001) increased $5.9 million, or 5.3%. Complementary services revenues increased primarily due to growth in the Company's distance education and system sales programs. As the Company's wholesale and college bookstore operations have grown, the Company's intercompany transactions have also increased.

GROSS PROFIT. Gross profit for the nine months ended December 31, 2001 increased $10.0 million, or 12.3%, to $91.4 million from $81.4 million for the nine months ended December 31, 2000. This increase was primarily due to higher revenues, which were partially offset by a slight decrease in gross margin percent. Gross margin percent for the nine months ended December 31, 2001 and 2000 was 38.0% and 38.2%, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended December 31, 2001 increased $5.8 million, or 10.7%, to $59.7 million from $53.9 million for the nine months ended December 31, 2000. Selling, general and administrative expenses as a percentage of revenues were 24.8% and 25.3% for the nine months ended December 31, 2001 and 2000, respectively. The increase in expenses is partially the result of the expected higher expense base associated with the Company's expansion of its operations through bookstore acquisitions. Additionally, the Company has experienced increased expenses in its distance education program as a result of the revenue growth previously discussed.

AMORTIZATION EXPENSE. Amortization expense for the nine months ended December 31, 2001 decreased $7.7 million due to the Company's adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on April 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but rather tested for impairment on a periodic basis.

INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the nine months ended December 31, 2001 and 2000 and the corresponding change in income (loss) before interest and taxes were as follows:


                                                                   Change
                                                         --------------------------
                                 2001           2000          Amount     Percentage
                            ------------- -------------- -------------- -----------
Wholesale operations        $ 28,024,360   $ 25,002,097   $  3,022,263      12.1 %
College bookstore operations   8,787,684      2,394,503      6,393,181     267.0 %
Complementary services           489,110     (1,817,664)     2,306,774     126.9 %
Corporate administration      (8,104,051)    (8,303,333)       199,282       2.4 %
                            ------------- -------------- -------------- -----------
                            $ 29,197,103   $ 17,275,603   $ 11,921,500      69.0 %
                            ============= ============== ============== ===========

The increase in income before interest and taxes in wholesale operations was primarily attributable to increased revenues. The improvement in income (loss) before interest and taxes in college bookstore operations and complementary services was primarily due to increased revenues and a decrease in amortization expense resulting from the adoption of a new accounting standard previously discussed.

INCOME TAXES. Income tax expense for the nine months ended December 31, 2001 increased $3.3 million, to $4.5 million from $1.2 million for the nine months ended December 31, 2000. The Company's effective tax rate for the nine months ended December 31, 2001 was 40.7%. The change in the effective tax rate is attributable to the impact of non-deductible goodwill amortization in the nine months ended December 31, 2000. The Company's effective tax rate for the nine months ended December 31, 2001 differs from the statutory tax rate primarily as a result of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under NBC's Revolving Credit Facility. At December 31, 2001, the Company's total indebtedness was $256.2 million, consisting of $46.6 million in term loans, $110.0 million of Senior Subordinated Notes, $67.6 million of Senior Discount Debentures, $2.7 million of other indebtedness, including capital lease obligations, and $29.3 million under the Revolving Credit Facility.

Principal and interest payments under the Senior Credit Facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. Under the terms of the Tranche A and Tranche B Loans, NBC is scheduled to make principal payments totaling $6.3 million in fiscal 2002, $6.8 million in fiscal 2003, $8.5 million in fiscal 2004, $11.2 million in fiscal 2005 and $18.4 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards Tranche A and Tranche B Loan principal balances. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by NBC. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008. The Senior Discount Debentures require semi-annual cash interest payments commencing August 15, 2003 at a fixed rate of 10.75% and mature on February 15, 2009.

The Company's capital expenditures were $1.8 million and $1.4 million for the nine months ended December 31, 2001 and 2000, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

Bookstore acquisition expenditures were $5.8 million and $2.7 million for the nine months ended December 31, 2001 and 2000, respectively. College bookstores acquired in the nine months ended December 31, 2001, which included bookstores serving Western Washington University, the University of Florida, the University of Oklahoma, North Carolina State University, the University of Central Florida, Radford University, and Chadron State College, were estimated to have
approximately   $14.0  million  in  annual  revenues  and  were  funded  through internally generated cash flows. The Company's ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit

Facility. The Credit Agreement underlying the Senior Credit Facility was amended on December 20, 2001, effectively to allow up to $20.0 million in additional aggregate acquisition expenditures over the remaining term of the Credit Agreement.

During the nine months ended December 31, 2001, NBC sold certain assets of two of its college bookstore locations serving the University of Texas in Austin, Texas for approximately $1.2 million, recognizing a gain on disposal of approximately $0.5 million. Annual combined revenues for these two locations for the year ended March 31, 2001 were $2.4 million.

The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used for operating activities for the nine months ended December 31, 2001 were $15.4 million, a decrease of $10.4 million from $25.8 million for the nine months ended December 31, 2000. This decrease was primarily attributable to the timing of payments for amounts due to vendors, income taxes and commissions under the Company's enhanced commission structure.

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

As of December 31, 2001, NBC could borrow up to $50.0 million under the Revolving Credit Facility. Outstanding indebtedness under the Revolving Credit Facility was $29.3 million at December 31, 2001. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

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

The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $256.2 million in total indebtedness outstanding at December 31, 2001, $46.6 million is subject to fluctuations in the Eurodollar rate. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Debentures) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to effectively convert certain variable rate debt into fixed rate debt. NBC has separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate Tranche A and Tranche B Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of December 31, 2001 was $23.3 million. Such notional amounts are reduced periodically by amounts equal to the scheduled principal payments on the Tranche A and Tranche B Loans.

Certain quantitative market risk disclosures have changed since March 31, 2001 as a result of market fluctuations, movement in interest rates, principal payments, and new capital lease obligations. The following table presents summarized market risk information as of December 31, 2001 and March 31, 2001, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                  December 31,     March 31,
                                                      2001           2001
                                                 -------------- --------------
Fair Values:
  Fixed rate debt                                $ 159,078,894  $ 148,485,793
  Variable rate debt (excluding Revolving
  Credit Facility)                                  46,600,000     51,187,500
  Interest rate swaps                               (2,131,537)    (1,004,400)

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                         9.64%          9.62%
  Variable rate debt (excluding Revolving
  Credit Facility)                                        6.74%          7.65%
  Interest rate swaps receive rate                        3.22%          4.77%

                           PART II. OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.1 Third Amendment, dated as of December 20, 2001, to the Credit Agreement, dated as of February 13, 1998, among NBC Acquisition Corp., Nebraska Book Company, Inc., J.P. Morgan Chase Bank, and certain other financial institutions.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 29, 2002.

                                                NBC ACQUISITION CORP.


                                                /s/  Mark W. Oppegard
                                                -------------------------------
                                                Mark W. Oppegard
                                                President/Chief Executive
                                                Officer, Secretary and Director


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