Form 10-Q
period 2002-09-30
NBC ACQUISITION CORP
filed 2002-11-07
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] NO [X]

           TOTAL NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING
                    AS OF NOVEMBER 7, 2002: 1,263,371 SHARES

                            TOTAL NUMBER OF PAGES: 23

                             EXHIBIT INDEX: PAGE 21

                                   PART I. FINANCIAL INFORMATION


                                   ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------

                                                            September 30,   March 31,   September 30,
                                                                 2002          2002          2001
                                                            ------------- ------------- -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                $ 56,317,800  $ 11,419,277  $ 38,081,653
   Receivables                                                41,802,834    29,384,249    43,681,727
   Inventories                                                63,479,433    69,908,414    64,225,355
   Deferred income taxes                                       5,227,325     3,557,325     3,809,166
   Prepaid expenses and other assets                             768,305       498,440       459,964
                                                            ------------- ------------- -------------
        Total current assets                                 167,595,697   114,767,705   150,257,865

PROPERTY AND EQUIPMENT, net of depreciation & amortization    27,671,030    26,478,915    27,189,849

GOODWILL                                                      30,077,527    29,791,335    29,780,449

IDENTIFIABLE INTANGIBLES, net of amortization                    349,494       414,564       422,357

DEBT ISSUE COSTS, net of amortization                          6,866,806     7,642,465     8,754,685

OTHER ASSETS                                                   5,754,216     5,937,710     6,189,520
                                                            ------------- ------------- -------------
                                                            $238,314,770  $185,032,694  $222,594,725
                                                            ============= ============= =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                         $ 45,892,419  $ 15,084,077  $ 42,571,138
   Accrued employee compensation and benefits                  6,510,570     8,910,902     5,481,748
   Accrued interest                                            1,812,791     1,547,199     1,894,794
   Accrued incentives                                          5,032,200     3,595,628     2,451,726
   Accrued expenses                                            1,180,371     1,060,969     1,041,735
   Income taxes payable                                       10,239,708     3,684,439     8,074,617
   Deferred revenue                                            1,044,130       432,790       730,261
   Current maturities of long-term debt                        5,480,217     4,476,156     6,822,101
   Current maturities of capital lease obligations               104,678       111,015       110,146
                                                            ------------- ------------- -------------
        Total current liabilities                             77,297,084    38,903,175    69,178,266

LONG-TERM DEBT, net of current maturities                    211,841,058   210,275,783   218,615,350

CAPITAL LEASE OBLIGATIONS, net of current maturities           2,004,150     2,052,286     2,108,827

OTHER LONG-TERM LIABILITIES                                    1,934,483     1,892,250     2,416,559

COMMITMENTS (Note 4)

STOCKHOLDERS' DEFICIT:
   Class A common stock, voting, authorized
      5,000,000 shares of $.01 par value;
      issued and outstanding 1,263,371 shares
      at September 30, 2002; March 31, 2002;
      and September 30, 2001, respectively                        12,634        12,634        12,634
   Additional paid-in capital                                 65,304,884    65,304,884    65,304,884
   Notes receivable from stockholders                           (358,249)     (865,940)     (842,827)
   Accumulated deficit                                      (119,084,956) (131,937,811) (133,044,159)
   Accumulated other comprehensive loss                         (636,318)     (604,567)   (1,154,809)
                                                            ------------- ------------- -------------
        Total stockholders' deficit                          (54,762,005)  (68,090,800)  (69,724,277)
                                                            ------------- ------------- -------------
                                                            $238,314,770  $185,032,694  $222,594,725
                                                            ============= ============= =============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------

                                                      Three Months Ended          Six Months Ended
                                                         September 30,              September 30,
                                                       2002         2001          2002          2001
                                                  ------------- ------------- ------------- -------------
REVENUES, net of returns                          $157,721,459  $144,211,911  $211,062,992  $189,095,798

COSTS OF SALES                                      99,782,901    90,715,189   132,322,258   118,304,419
                                                  ------------- ------------- ------------- -------------
        Gross profit                                57,938,558    53,496,722    78,740,734    70,791,379

OPERATING EXPENSES:
  Selling, general and administrative               24,031,504    22,313,397    43,750,895    40,007,879
  Depreciation                                         788,794       721,838     1,525,146     1,363,108
  Amortization                                         167,074       122,821       312,462       233,796
                                                  ------------- ------------- ------------- -------------
                                                    24,987,372    23,158,056    45,588,503    41,604,783
                                                  ------------- ------------- ------------- -------------

INCOME FROM OPERATIONS                              32,951,186    30,338,666    33,152,231    29,186,596

OTHER EXPENSES (INCOME):
  Interest expense                                   5,684,003     6,378,773    11,482,325    12,531,090
  Interest income                                      (80,941)      (91,266)      (91,546)     (113,897)
  Loss on derivative financial instruments              56,898             -       150,105             -
                                                  ------------- ------------- ------------- -------------
                                                     5,659,960     6,287,507    11,540,884    12,417,193
                                                  ------------- ------------- ------------- -------------

INCOME BEFORE INCOME TAXES                          27,291,226    24,051,159    21,611,347    16,769,403

INCOME TAX EXPENSE                                  10,997,970     9,564,881     8,758,492     6,720,447
                                                  ------------- ------------- ------------- -------------
NET INCOME                                        $ 16,293,256  $ 14,486,278  $ 12,852,855  $ 10,048,956
                                                  ============= ============= ============= =============

EARNINGS PER SHARE:
  Basic                                           $      12.90  $      11.47  $      10.17  $       7.96
                                                  ============= ============= ============= =============
  Diluted                                         $      12.69  $      11.47  $      10.13  $       7.96
                                                  ============= ============= ============= =============

WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                              1,263,371     1,263,371     1,263,371     1,263,142
                                                  ============= ============= ============= =============
  Diluted                                            1,283,738     1,263,371     1,268,556     1,263,142
                                                  ============= ============= ============= =============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
----------------------------------------------------------------------------------------------------------------------

                                                                    Notes                    Accumulated
                                                     Additional   Receivable                    Other
                                              Common  Paid-in        From      Accumulated  Comprehensive
                                              Stock   Capital    Stockholders    Deficit        Loss          Total
                                            -------- ----------  ------------  -----------  -------------  -----------

BALANCE, April 1, 2001                      $12,607 $65,167,394  $(697,171)  $(143,093,115) $         -  $(78,610,285)

   Issuance of common stock                      27     137,490   (123,765)              -            -        13,752

   Interest accrued on stockholder notes          -           -    (21,891)              -            -       (21,891)

   Net income                                     -           -          -      10,048,956            -    10,048,956

   Other comprehensive loss, net of taxes:
     Cumulative effect of adoption of
     SFAS No. 133                                 -           -          -               -     (602,640)     (602,640)

     Unrealized losses on interest rate swap
     agreements                                   -           -          -               -     (552,169)     (552,169)


                                            ------- -----------  ----------  -------------- ------------ -------------
BALANCE,September 30, 2001                  $12,634 $65,304,884  $(842,827)  $(133,044,159) $(1,154,809) $(69,724,277)
                                            ======= ===========  ==========  ============== ============ =============


BALANCE,April 1, 2002                       $12,634 $65,304,884  $(865,940)  $(131,937,811) $  (604,567) $(68,090,800)

   Payment on stockholder notes                   -           -    521,583               -            -       521,583

   Interest accrued on stockholder notes          -           -    (13,892)              -            -       (13,892)

   Net income                                     -           -          -      12,852,855            -    12,852,855

   Other comprehensive loss, net of taxes:
     Unrealized losses on interest rate swap
     agreements                                   -           -          -               -      (31,751)      (31,751)

                                            ------- -----------  ----------  -------------- ------------ -------------
BALANCE,September 30, 2002                  $12,634 $65,304,884  $(358,249)  $(119,084,956) $  (636,318) $(54,762,005)
                                            ======= ===========  ==========  ============== ============ =============



See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
----------------------------------------------------------------------------------------------

                                                                         Six Months Ended
                                                                           September 30,
                                                                         2002          2001
                                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $12,852,855   $10,048,956
  Adjustments to reconcile net income to net cash flows
    from operating activities:
     Provision for losses on accounts receivable                          49,934        44,579
     Depreciation                                                      1,525,146     1,363,108
     Amortization                                                      1,120,567     1,080,864
     Original issue debt discount amortization                         3,753,733     3,380,556
     Noncash interest expense from derivative financial instruments       36,426       234,016
     Gain on derivative financial instruments                            (27,327)            -
     Gain on disposal of assets                                           (4,871)     (537,457)
     Deferred income taxes                                            (1,303,000)   (1,353,000)
     Changes in operating assets and liabilities,
     net of effect of acquisitions/disposals:
       Receivables                                                   (12,482,411)  (12,380,047)
       Inventories                                                     6,620,206    (1,036,298)
       Recoverable income taxes                                                -       706,408
       Prepaid expenses and other assets                                (269,865)      (56,264)
       Other assets                                                     (212,375)      (27,151)
       Accounts payable                                               30,808,342    30,923,174
       Accrued employee compensation and benefits                     (2,400,332)   (1,031,025)
       Accrued interest                                                  265,592       428,151
       Accrued incentives                                              1,436,572     1,469,832
       Accrued expenses                                                  119,402        76,954
       Income taxes payable                                            6,555,269     8,074,617
       Deferred revenue                                                  611,340       451,279
       Other long-term liabilities                                        15,088        18,892
                                                                     ------------  ------------

          Net cash flows from operating activities                    49,070,291    41,880,144

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                 (2,628,130)   (1,239,089)
  Bookstore acquisitions, net of cash acquired                          (645,417)   (5,828,513)
  Proceeds from sale of bookstores                                             -     1,191,112
  Proceeds from sale of property and equipment and other                  13,740        27,811
  Software development costs                                            (162,228)     (201,163)
                                                                     ------------  ------------
          Net cash flows from investing activities                    (3,422,035)   (6,049,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                                             (32,446)            -
  Principal payments on long-term debt                                (1,184,397)   (2,110,190)
  Principal payments on capital lease obligations                        (54,473)      (61,716)
  Proceeds from issuance of common stock                                       -        13,752
  Proceeds from payment on notes receivable from stockholders            521,583             -
                                                                     ------------  ------------
          Net cash flows from financing activities                      (749,733)   (2,158,154)
                                                                     ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             44,898,523    33,672,148

CASH AND CASH EQUIVALENTS, Beginning of period                        11,419,277     4,409,505
                                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, End of period                             $56,317,800   $38,081,653
                                                                     ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid (refunded) during the period for:
     Interest                                                        $ 6,795,901   $ 7,641,299
     Income taxes                                                      3,506,223      (707,578)


  Noncash investing and financing activities:
     Notes receivable from shareholders recorded upon
     issuance of common stock                                        $         -   $   123,765

     Property acquired through capital lease                                   -     2,228,972

     Accumulated other comprehensive loss:
       Cumulative effect of adoption of SFAS No. 133,
       net of income taxes                                                     -      (602,640)
       Unrealized losses on interest rate swap agreements,
       net of income taxes                                               (31,751)     (552,169)
       Deferred taxes resulting from
       accumulated other comprehensive loss                               13,705      (769,872)

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1. MANAGEMENT REPRESENTATIONS - The consolidated balance sheet of NBC Acquisition Corp. (the "Company") and its wholly-owned subsidiary, Nebraska Book Company, Inc. ("NBC"), at March 31, 2002 was derived from the Company's audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company's operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period consolidated financial statements to conform with current year presentation. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2002 included in the Company's Annual Report on Form 10-K.

2. EARNINGS PER SHARE - Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. For purposes of calculating diluted earnings per share, weighted-average common shares outstanding for the quarters and six months ended September 30, 2002 and 2001 include incremental shares attributable to stock options outstanding at September 30, 2002 and 2001, respectively, as follows:

                                      Quarter Ended           Six Months Ended
                                      September 30,             September 30,
                                     2002       2001         2002        2001
                                   ---------  ---------    ---------   ---------
     Stock Options:

       Options outstanding          83,000      68,165       83,000     68,165

       Incremental shares included
       in weighted-average
       common shares outstanding    20,367           -        5,185          -


     Stock options outstanding at September 30, 2001 had no impact on diluted earnings per share as the exercise price of such options was greater than the estimated fair value (including a discount for the holder's minority interest position and illiquidity of the Class A Common Stock) of the Class A Common Stock underlying the options for the quarter and six months ended September 30, 2001. The estimated fair value was based upon an independent valuation of the Class A Common Stock.

3.   INVENTORIES - Inventories are summarized as follows:

                                       September 30,    March 31,  September 30,
                                            2002          2002          2001
          ----------------------------------------------------------------------
          Wholesale operations          $18,456,100   $30,256,654   $16,902,591
          College bookstore operations   36,096,891    32,447,083    40,506,651
          Complementary services          8,926,442     7,204,677     6,816,113
          ----------------------------------------------------------------------
                                        $63,479,433   $69,908,414   $64,225,355
          ======================================================================

4. LONG-TERM DEBT - The Company's indebtedness includes NBC's bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, which was unused at September 30, 2002 and 2001, expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at September 30, 2002 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as amended, to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. There was an excess cash flow payment obligation at March 31, 2002 of $3.1 million that was subsequently waived by the lenders in the first quarter of fiscal 2003.

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

                                     September 30,   March 31,    September 30,
                                         2002          2002           2001
                                     ------------- -------------- ------------
     Total indebtedness outstanding   $219,430,103  $216,915,240  $227,656,424

     Indebtedness subject to
     Eurodollar fluctuations            33,726,948    34,900,000    49,100,000

     Notional amounts under
     swap agreements                    42,287,500    44,900,000    49,100,000


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

     Under hedge accounting, the interest rate swap agreements are reflected at fair value in the Company's consolidated balance sheets (as "other long-term liabilities") and the related gains or losses on these agreements are generally recorded in stockholders' deficit, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive loss are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. The net effect of this accounting on the Company's consolidated results of operations is that interest expense on the Tranche A and Tranche B Loans is generally being recorded based on fixed interest rates. The fair value of the interest rate swap agreements reflected in other long-term liabilities at September 30, 2002, March 31, 2002, and September 30, 2001 totaled $1.6 million, $1.6 million, and $2.2 million, respectively.

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

     As a result of a $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the Tranche A and Tranche B Loans represents the portion of the agreements that no longer qualify for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualify for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the Tranche A and Tranche B Loans. The fair value allocated to the portion of the interest rate swap agreements that no longer qualify for hedge accounting was immediately recognized in the Company's consolidated results of operations as a loss on derivative financial instruments and totaled approximately $0.4 million. Changes in the fair value of this portion of the interest rate swap agreements, along with the proportionate share of actual net cash settlements attributable to this portion of the agreements, are also recognized as a gain (loss) on derivative financial instruments in the consolidated statements of operations and totaled $(0.1) million and $(0.2) million for the quarter and six months ended September 30, 2002.

     Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the periods then ended:

                                         September 30,  March 31,  September 30,
                                             2002         2002         2001
                                         ------------- ---------- --------------
     Year-to-date decrease in fair value
     of swap agreements designated as
     hedges                                $54,469      $253,552    $1,154,297

     Year-to-date interest expense
     recorded due to hedge
     ineffectiveness                        36,426                     234,016

     Quarterly interest expense recorded
     due to hedge ineffectiveness           11,846                     234,016

     Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest expense from derivative financial instruments", "gain or loss on derivative financial instruments", or as noncash investing and financing activities.

6. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 108 college bookstores as of September 30, 2002 located on or adjacent to college campuses. The complementary services segment includes book-related services such as distance education materials, computer hardware and software, and a centralized buying service.

     The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, property and equipment, intangibles, and other assets), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters and six months ended September 30, 2002 and 2001, respectively:

                                                            College
                                              Wholesale    bookstore   Complementary
                                             operations    operations    services       Total
                                           -------------- ------------ ------------- ------------
Quarter ended September 30, 2002:
  External customer revenues                $48,423,703   $ 98,517,600   $10,780,156  $157,721,459
  Intersegment revenues                       8,078,670        239,296       264,358     8,582,324
  Depreciation and amortization expense         119,900        632,469       152,839       905,208
  Income before interest and taxes           18,314,408     14,875,168       358,920    33,548,496
Quarter ended September 30, 2001:
  External customer revenues                $43,226,489   $ 92,032,991   $ 8,952,431  $144,211,911
  Intersegment revenues                       8,529,174        181,607       740,403     9,451,184
  Depreciation and amortization expense         102,418        550,437       131,883       784,738
  Income before interest and taxes           17,244,502     13,733,059       176,866    31,154,427
Six months ended September 30, 2002:
  External customer revenues                $68,794,884   $120,110,586   $22,157,522  $211,062,992
  Intersegment revenues                      13,068,779        400,180       488,327    13,957,286
  Depreciation and amortization expense         234,467      1,169,825       335,736     1,740,028
  Income before interest and taxes           23,349,751     12,729,196       995,236    37,074,183
Six months ended September 30, 2001:
  External customer revenues                $61,896,886   $110,193,066   $17,005,846  $189,095,798
  Intersegment revenues                      13,415,306        289,441     1,091,570    14,796,317
  Depreciation and amortization expense         205,586      1,020,430       252,294     1,478,310
  Income before interest and taxes           21,843,325     10,896,462       467,701    33,207,488


     The following table reconciles segment information presented above with information as presented in the consolidated financial statements for the quarters and six months ended September 30, 2002 and 2001, respectively:

                                              Quarter Ended September 30,   Six Months Ended September 30,
                                                  2002           2001             2002          2001
                                             -------------- --------------  --------------- -------------
Revenues:
  Total for reportable segments              $166,303,783   $153,663,095     $225,020,278  $203,892,115
  Elimination of intersegment revenues         (8,582,324)    (9,451,184)     (13,957,286)  (14,796,317)
                                             -------------  -------------    ------------- -------------
    Consolidated total                       $157,721,459   $144,211,911     $211,062,992  $189,095,798
                                             =============  =============    ============= =============

Depreciation and Amortization Expense:
  Total for reportable segments              $    905,208   $    784,738     $  1,740,028  $  1,478,310
  Corporate administration                         50,660         59,921           97,580       118,594
                                             -------------  -------------    ------------- -------------
    Consolidated total                       $    955,868   $    844,659     $  1,837,608  $  1,596,904
                                             =============  =============    ============= =============

Income Before Income Taxes:
  Total for reportable segments              $ 33,548,496   $ 31,154,427     $ 37,074,183  $ 33,207,488
  Corporate administrative costs                 (597,310)      (815,761)      (3,921,952)   (4,020,892)
                                             -------------  -------------    ------------- -------------
                                               32,951,186     30,338,666       33,152,231    29,186,596
  Interest expense, net                        (5,603,062)    (6,287,507)     (11,390,779)  (12,417,193)
  Loss on derivative financial instruments        (56,898)             -         (150,105)            -
                                             -------------  -------------    ------------- -------------
    Consolidated income before income taxes  $ 27,291,226   $ 24,051,159     $ 21,611,347  $ 16,769,403
                                             =============  =============    ============= =============

     The following table presents the total carrying amount of goodwill, by reportable segment, as of September 30, 2002, March 31, 2002, and September 30, 2001, respectively. Goodwill assigned to corporate administration represents the carrying value of goodwill arising from the Company's acquisition of NBC on September 1, 1995. As is the case with a significant portion of the Company's assets, such goodwill is not allocated between the Company's segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                    September 30,  March 31,   September 30,
                                       2002          2002          2001
                                    ------------ ------------  ------------

     College bookstore operations   $13,306,953  $13,020,761   $13,009,875
     Corporate administration        16,770,574   16,770,574    16,770,574
                                    ------------ ------------  ------------
       Total goodwill               $30,077,527  $29,791,335   $29,780,449
                                    ============ ============  ============

     The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

7. COMPREHENSIVE INCOME - Comprehensive income includes net income and other comprehensive income (loss). Comprehensive income for the quarters and six months ended September 30, 2002 and 2001 is presented in the table below.


                                              Quarter Ended           Six Months Ended
                                               September 30,            September 30,
                                            2002         2001         2002          2001
                                        ------------ ------------ ------------  ------------
     Comprehensive Income:
       Net income                       $16,293,256  $14,486,278  $12,852,855   $10,048,956
       Other comprehensive income
       (loss), net of taxes:
         Cumulative effect of adoption
         of SFAS No. 133                          -            -            -      (602,640)
         Unrealized gains (losses) on
         interest rate swap agreements       73,461     (513,819)     (31,751)     (552,169)
                                        ------------ ------------ ------------  ------------
                                        $16,366,717  $13,972,459  $12,821,104   $ 8,894,147
                                        ============ ============ ============  ============

8. ACCOUNTING STANDARDS NOT YET ADOPTED - In July, 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This standard requires that a liability for all costs associated with exit or disposal activities be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect its adoption of this standard later in fiscal 2003 to have a significant impact on its consolidated financial statements. In June, 2001 the Financial Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on its consolidated financial statements.

9. STOCK OPTION PLANS - Effective June 20, 2002, the Company's board of directors authorized the reallocation of 1,771 unissued options from the 1998 Stock Option Plan to the 1998 Performance Stock Option Plan and concurrently approved the granting of options to purchase 13,000 shares of the Company's Class A Common Stock under the 1998 Performance Stock Option Plan and options to purchase 2,135 shares of the Company's Class A Common Stock under the 1998 Stock Option Plan to selected NBC employees and officers. Twenty-five percent of the options granted became exercisable immediately on June 20, 2002, with the remaining options becoming exercisable in 25% increments on June 20, 2003, 2004 and 2005. Such options have an exercise price of $106 and expire on June 20, 2012.

10. STOCK TRANSACTION - On August 2, 2002, HWH Capital Partners, L.P. and HWH Cornhusker Partners, L.P., affiliates of Haas Wheat & Partners, L.P. ("HWP"), along with certain other stockholders of the Company (collectively with HWP, the "Sellers"), sold approximately 33% of the issued and outstanding shares of the Company to certain funds affiliated with Weston Presidio Capital ("WPC"). HWP retained a controlling interest in the Company after the sale. Under the terms of a buy-sell agreement entered into in connection with this sale, WPC may require that the Sellers repurchase WPC's shares of the Company at a price as defined in the buy-sell agreement, unless a majority of the Sellers elects, in the alternative, to sell to WPC their remaining shares of the Company at a price as defined in the buy-sell agreement.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2001.

     REVENUES. Revenues for the quarters ended September 30, 2002 and 2001 and the corresponding increase in revenues were as follows:

                                                                 Increase
                                                         -----------------------
                                  2002          2001        Amount    Percentage
                             ------------- ------------- ------------ ----------
Wholesale operations         $ 56,502,373  $ 51,755,663  $ 4,746,710      9.2 %
College bookstore operations   98,756,896    92,214,598    6,542,298      7.1 %
Complementary services         11,044,514     9,692,834    1,351,680     13.9 %
Intercompany eliminations      (8,582,324)   (9,451,184)     868,860      9.2 %
                             ------------- ------------- ------------ ----------
                             $157,721,459  $144,211,911  $13,509,548      9.4 %
                             ============= ============= ============ ==========

     The increase in wholesale operations revenues for the quarter ended September 30, 2002 was due in part to publisher price increases, complemented by an increase in unit sales. The Company believes that this increase in unit sales is partly the result of relatively new incentive programs designed to attract and retain customers. The increase in college bookstore operations revenues was primarily attributable to an increase in same store sales of 5.0%, or $4.3 million, and to the acquisition of 11 new college bookstores (defined by the Company as stores acquired since April 1, 2001 - 1 bookstore in fiscal 2003 and 10 bookstores in fiscal 2002). These new bookstores provided a $2.2 million increase in revenues. The increase in same store sales is due primarily to increases in sales of new and used textbooks. Complementary services revenues increased primarily due to growth in the Company's distance education program, offset in part by outsourcing the plastic bag program late in fiscal 2002. The increased revenues in distance education resulted primarily from additional services provided to the program's largest account and, in part, to services provided to new accounts. The Company's intercompany transactions decreased, in part due to a small shift in wholesale revenues from the Company-owned bookstores to external customers and in part due to changes made to some of the complementary services programs.

     GROSS PROFIT. Gross profit for the quarter ended September 30, 2002 increased $4.4 million, or 8.3%, to $57.9 million from $53.5 million for the quarter ended September 30, 2001. This increase was primarily due to higher revenues, partly offset by a decrease in gross margin percent. Gross margin percent was 36.7% for the quarter ended September 30, 2002 as compared to 37.1% for the quarter ended September 30, 2001, driven primarily by the impact of the incentive programs on wholesale operations and offset in part by improved gross margin percent in complementary services due to revenue mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 2002 increased $1.7 million, or 7.7%, to $24.0 million from $22.3 million for the quarter ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenues were 15.2% and 15.5% for the quarters ended September 30, 2002 and 2001, respectively. The increase in expenses is primarily the result of the Company's growth, as previously discussed. The decrease in expenses as a percentage of revenues is primarily attributable to revenue growth outpacing growth in certain expenses, particularly salaries and wages.

     INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the quarters ended September 30, 2002 and 2001 and the corresponding change in income (loss) before interest and taxes were as follows:

                                                                  Change
                                                         -----------------------
                                  2002         2001         Amount    Percentage
                              ------------ ------------- ------------ ----------
Wholesale operations          $18,314,408  $17,244,502   $1,069,906      6.2 %
College bookstore operations   14,875,168   13,733,059    1,142,109      8.3 %
Complementary services            358,920      176,866      182,054    102.9 %
Corporate administration         (597,310)    (815,761)     218,451     26.8 %
                              ------------ ------------  ----------- ----------
                              $32,951,186  $30,338,666   $2,612,520      8.6 %
                              ============ ============  =========== ==========

     The increase in income before interest and taxes in wholesale operations was attributable to increased revenues, slightly-decreased used textbook margins due to the impact of the incentive programs, and stable expenses as a percentage of revenues. The improvement in income before interest and taxes in college bookstore operations was primarily due to increased revenues and a decline in certain expenses as a percentage of revenues. The increase in income before interest and taxes in complementary services was primarily due to increased revenues, improved margins, and a decline in certain expenses as a percentage of revenues. The decrease in corporate administrative costs is attributable, in part, to a decline in the interdivision profit in inventory elimination, which decreased due to a decline in the value of used textbooks held by college bookstore operations that were purchased from the Company's wholesale operations.

     INTEREST EXPENSE, NET. Interest expense, net for the quarter ended September 30, 2002 decreased $0.7 million, or 10.9%, to $5.6 million from $6.3 million for the quarter ended September 30, 2001, primarily due to reduced interest charges on the Senior Credit Facility resulting from the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002 and reduced usage under the Revolving Credit Facility. Additionally, a portion of interest expense associated with the interest rate swap agreements previously classified as interest expense is now included in the loss on derivative financial instruments, as previously discussed in the footnotes to the consolidated financial statements presented in Item 1. These decreases were partially offset by increasing original issue debt discount amortization on the Company's Senior Discount Debentures, which will continue to increase until the Senior Discount Debentures are fully-accreted to face value of $76.0 million on February 15, 2003.

     LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. The $0.1 million loss incurred on derivative financial instruments for the quarter ended September 30, 2002 is attributable to the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002. As a result of the optional prepayment, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. This loss represents the change in the fair value for the quarter ended September 30, 2002 of the portion of the interest rate swap agreements that no longer qualify as hedging instruments, along with interest associated with that portion of the interest rate swap agreements.

     INCOME TAXES. Income tax expense for the quarter ended September 30, 2002 increased $1.4 million, or 15.0%, to $11.0 million from $9.6 million for the quarter ended September 30, 2001. The Company's effective tax rate for the quarters ended September 30, 2002 and 2001 was 40.3% and 39.8%, respectively. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2001.

     REVENUES. Revenues for the six months ended September 30, 2002 and 2001 and the corresponding increase in revenues were as follows:

                                                                 Increase
                                                         -----------------------
                                  2002          2001        Amount    Percentage
                             ------------- ------------- ------------ ----------
Wholesale operations         $ 81,863,663  $ 75,312,192  $ 6,551,471       8.7 %
College bookstore operations  120,510,766   110,482,507   10,028,259       9.1 %
Complementary services         22,645,849    18,097,416    4,548,433      25.1 %
Intercompany eliminations     (13,957,286)  (14,796,317)     839,031       5.7 %
                             ------------- ------------- ------------ ----------
                             $211,062,992  $189,095,798  $21,967,194      11.6 %
                             ============= ============= ============ ==========

     The increase in wholesale operations revenues for the six months ended September 30, 2002 was due in part to publisher price increases, complemented by an increase in unit sales. The Company believes that this increase in unit sales is partly the result of relatively new incentive programs designed to attract and retain customers. The increase in college bookstore operations revenues was primarily attributable to an increase in same store sales of 5.9%, or $6.2 million, and to the acquisition of 11 new college bookstores (defined by the Company as stores acquired since April 1, 2001 - 1 bookstore in fiscal 2003 and 10 bookstores in fiscal 2002). These new bookstores provided a $3.8 million increase in revenues. The increase in same store sales is due primarily to increases in sales of new and used textbooks and clothing/insignia wear. The increase in clothing/insignia wear revenues is due in part to the Company's bookstore serving the University of Maryland, which increased clothing/insignia wear revenues by $1.2 million following the University of Maryland's basketball championship. Complementary services revenues increased primarily due to growth in the Company's distance education program, offset in part by outsourcing the plastic bag program late in fiscal 2002. The increased revenues in distance education resulted primarily from additional services provided to the program's largest account and, in part, to services provided to new accounts. The
Company's intercompany transactions decreased, in part due to a small shift in wholesale revenues from the Company-owned bookstores to external customers and in part due to changes made to some of the complementary services programs.

     GROSS PROFIT. Gross profit for the six months ended September 30, 2002 increased $7.9 million, or 11.2%, to $78.7 million from $70.8 million for the six months ended September 30, 2001. This increase was primarily due to higher revenues and a relatively stable gross margin percent. Gross margin percent was 37.3% for the six months ended September 30, 2002 as compared to 37.4% for the six months ended September 30, 2001. Gross margin percent in wholesale operations experienced a small decline primarily as a result of the impact of the incentive programs, while gross margin percentages in college bookstore operations and complementary services were relatively stable.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended September 30, 2002 increased $3.8 million, or 9.4%, to $43.8 million from $40.0 million for the six months ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenues were 20.7% and 21.2% for the six months ended September 30, 2002 and 2001, respectively. The increase in expenses is primarily the result of the Company's growth, as previously discussed. The decrease in expenses as a percentage of revenues is primarily attributable to revenue growth outpacing growth in certain expenses, particularly salaries and wages.

     INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the six months ended September 30, 2002 and 2001 and the corresponding change in income (loss) before interest and taxes were as follows:

                                                              Change
                                                       ----------------------
                                 2002         2001        Amount   Percentage
                             ------------ ------------ ----------- ----------
Wholesale operations         $23,349,751  $21,843,325  $1,506,426      6.9 %
College bookstore operations  12,729,196   10,896,462   1,832,734     16.8 %
Complementary services           995,236      467,701     527,535    112.8 %
Corporate administration      (3,921,952)  (4,020,892)     98,940      2.5 %
                             ------------ ------------ ----------- ----------
                             $33,152,231  $29,186,596  $3,965,635     13.6 %
                             ============ ============ =========== ==========

     The increase in income before interest and taxes in wholesale operations was attributable to increased revenues, offset in part by the aforementioned decline in gross margin percent. The improvement in income before interest and taxes in college bookstore operations was primarily due to increased revenues, stable margins, and a decline in certain expenses as a percentage of revenues. The increase in income before interest and taxes in complementary services was primarily due to increased revenues, stable margins, and a decline in certain expenses as a percentage of revenues. Corporate administrative costs have remained relatively stable between periods.

     INTEREST EXPENSE, NET. Interest expense, net for the six months ended September 30, 2002 decreased $1.0 million, or 8.3%, to $11.4 million from $12.4 million for the six months ended September 30, 2001, primarily due to reduced interest charges on the Senior Credit Facility resulting from the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002 and reduced usage under the Revolving Credit Facility. Additionally, a portion of interest expense associated with the interest rate swap agreements previously classified as interest expense is now included in the loss on derivative financial instruments, as previously discussed in the footnotes to the consolidated financial statements presented in Item 1. These decreases were partially offset by increasing original issue debt discount amortization on the Company's Senior Discount Debentures, which will continue to increase until the Senior Discount Debentures are fully-accreted to face value of $76.0 million on February 15, 2003.

     LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. The $0.2 million loss incurred on derivative financial instruments for the six months ended September 30, 2002 is attributable to the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002. As a result of the optional prepayment, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. This loss represents the change in the fair value for the six months ended September 30, 2002 of the portion of the interest rate swap agreements that no longer qualify as hedging instruments, along with interest associated with that portion of the interest rate swap agreements.

     INCOME TAXES. Income tax expense for the six months ended September 30, 2002 increased $2.1 million, or 30.3%, to $8.8 million from $6.7 million for the six months ended September 30, 2001. The Company's effective tax rate for the six months ended September 30, 2002 and 2001 was 40.5% and 40.1%, respectively. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and judgments, including those related to product returns, bad debts, inventory valuation and obsolescence, intangible assets, rebate programs, income taxes, and contingencies and litigation. The Company bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under NBC's Revolving Credit Facility. At September 30, 2002, the Company's total indebtedness was $219.4 million, consisting of $33.7 million in Term Loans, $110.0 million of the Senior Subordinated Notes, $73.1 million of the Senior Discount Debentures, and $2.6 million of other indebtedness, including capital lease obligations.

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

     The Company's capital expenditures were $2.6 million and $1.2 million for the six months ended September 30, 2002 and 2001, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

     Business acquisition expenditures were $0.6 million and $5.8 million for the six months ended September 30, 2002 and 2001, respectively. For the six months ended September 30, 2002, one bookstore location was acquired serving the University of Northern Colorado. For the six months ended September 30, 2001, eight bookstore locations were acquired serving Western Washington University, Chadron State College, North Carolina State University, the University of Oklahoma, Radford University, the University of Central Florida, and the University of Florida. The Company's ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

     During the six months ended September 30, 2002, one bookstore serving the University of California - Berkeley was closed upon anticipation of the lease expiring in July, 2002 and a more suitable location having been obtained through a March, 2002 acquisition. During the six months ended September 30, 2001, NBC closed one bookstore serving Austin Community College upon expiration of the property lease and sold certain assets of two of its college bookstore locations serving the University of Texas in Austin, Texas for approximately $1.2 million, recognizing a gain on disposal of approximately $0.5 million. This gain is presented as an offset to selling, general, and administrative expenses in the Company's consolidated statements of operations. The sale was made to one of the Company's largest wholesale customers.

     The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows from operating activities for the six months ended September 30, 2002 were $49.1 million, up from $41.9 million for the six months ended September 30, 2001. This increase is primarily attributable to increased net income and reduced inventory levels.

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

     As of September 30, 2002, NBC could borrow up to $50.0 million under the Revolving Credit Facility, which was unused at September 30, 2002. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

     The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, any required excess cash flow payments, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing.

     The following tables present aggregated information as of September 30, 2002 regarding the Company's contractual obligations and commercial commitments:

                                                  Payments Due by Period
                                 -------------------------------------------------------
   Contractual                     Less Than        1-3           4-5         After 5
   Obligations         Total         1 Year        Years         Years         Years
------------------ ------------- ------------- ------------- ------------ --------------
Long-term debt (1)  $220,228,748  $ 5,480,217   $18,130,864   $10,269,962   $186,347,705
Capital lease
obligations            2,108,828      104,678       283,272       471,800      1,249,078
Operating leases      36,595,000    7,764,000    12,187,000     8,537,000      8,107,000
                   ------------- ------------- ------------- ------------  -------------
  Total             $258,932,576  $13,348,895   $30,601,136   $19,278,762   $195,703,783
                   ============= ============= ============= ============  =============


                                       Amount of Commitment Expiration Per Period
                       Total     -------------------------------------------------------
Other Commercial      Amounts      Less Than       1-3           4-5         Over 5
   Commitments       Committed      1 Year        Years         Years         Years
------------------ ------------- ------------- ------------- ------------  -------------

Unused line of
credit              $ 50,000,000  $         -   $50,000,000   $         -   $          -
                   ============= ============= ============= ============  =============

     (1) Balance includes $2,907,473 of remaining original issue discount amortization on the Senior Discount Debentures at September 30, 2002.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     In fiscal 2001, NBC entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which is partially owned by the Company's majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by NBC. Such agreements included an equity option agreement, a management services agreement, and a technology sale and license agreement. The equity option agreement provides NBC the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc. The option is being accounted for as a cost method investment in accordance with APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. The management services agreement, which is effective for a period of three years, reimburses NBC for certain direct costs incurred on behalf of TheCampusHub.com, Inc. Prior to its amendment as described below, the management services agreement also required TheCampusHub.com, Inc. to pay NBC $0.5 million per year for certain shared management and administrative support. Complementary services revenue resulting from the management services agreement, including as amended, is recognized as the services are performed. The technology sale and license agreement provides for NBC to license its E-commerce software capabilities to TheCampusHub.com, Inc. Prior to its amendment as described below, the technology sale and license agreement required TheCampusHub.com, Inc. to pay NBC $0.5 million per year over a period of three years. The technology sale and license agreement also provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from NBC during that three year period. The license fees were recognized as complementary services revenue over the term of the agreement. For the six months ended September 30, 2002 and 2001, revenues attributable to the management services and technology sale and license agreements totaled $0.1 million and $0.5 million, respectively, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.3 million and $0.4 million, respectively.

     Revenues attributable to the management services and technology sale and license agreements were recognized in fiscal 2002 under the anticipation that, if necessary, TheCampusHub.com, Inc. would make a capital call to its shareholders to provide the funding necessary to meet its obligations under the aforementioned agreements. TheCampusHub.com, Inc. reached break-even on a cash flow basis, excluding amounts under the management services and technology sale and license agreements, during fiscal 2002. While it remains a viable business and is funding its own operations, it is not currently generating sufficient excess cash flow to fund its obligations under the aforementioned agreements and the remaining capital available from its shareholders is being reserved to fund strategic development opportunities and, if required, ongoing operations. As a result, on March 31, 2002 NBC established a reserve of approximately $1.0 million on net amounts due from TheCampusHub.com, Inc. and ultimately wrote-off approximately $1.0 million of net amounts due during the six months ended September 30, 2002. Net amounts due from TheCampusHub.com, Inc. at September 30, 2002 and 2001 totaled $0.1 million and $0.7 million, respectively. Effective April 1, 2002, the management services and technology sale and license agreements were amended, eliminating the annual licensing fee and reducing the annual management services fee for certain shared management and administrative support to $0.3 million. NBC continues to benefit from its relationship with TheCampusHub.com, Inc., as the technology developed further enhances the product/service offering of NBC to its wholesale customers.

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

     In April, 2001, the Company issued 2,621 shares of its Class A Common Stock to NBC's Senior Vice President of Retail Division at a price of $52.47 per share, in exchange for $13,752 in cash and a promissory note in the principal amount of $123,765. As of September 30, 2002 and 2001, notes receivable from stockholders and the associated interest receivable totaled $0.4 million and $0.8 million, respectively. Such notes, which were amended and restated in July, 2002, mature between January, 2009 and January, 2010 and bear interest at 5.25%.

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

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

     This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share growth or statements expressing general optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition; ability to integrate recent acquisitions; loss or retirement of key members of management; increases in the Company's cost of borrowing or inability to raise or unavailability of additional debt or equity capital; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in general economic conditions and/or in the markets in which the Company competes or may, from time to time, compete; the impact of the Internet and E-books on the Company's operations; and other risks detailed in the Company's Securities and Exchange Commission filings, in particular the Company's Registration Statement on Form S-4 (No. 333-48225), all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $219.4 million in total indebtedness outstanding at September 30, 2002, $33.7 million is subject to fluctuations in the Eurodollar rate. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Debentures) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to effectively convert certain variable rate debt into fixed rate debt. NBC has separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate Tranche A and Tranche B Loans have been effectively converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of September 30, 2002 was $21.1 million. Such notional amounts are reduced periodically by amounts equal to the originally-scheduled principal payments on the Tranche A and Tranche B Loans.

     Certain quantitative market risk disclosures have changed since March 31, 2002 as a result of market fluctuations, movement in interest rates, and principal payments. The following table presents summarized market risk information as of September 30, 2002 and March 31, 2002, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                September 30,    March 31,
                                                     2002          2002
                                                ------------- -------------
    Fair Values:
      Fixed rate debt                           $177,535,551  $165,683,478
      Variable rate debt (excluding Revolving
      Credit Facility)                            33,726,948    34,900,000
      Interest rate swaps                         (1,645,540)   (1,618,397)

    Overall Weighted-Average Interest Rates:
      Fixed rate debt                                  9.66%         9.66%
      Variable rate debt (excluding Revolving
      Credit Facility)                                 4.84%         7.01%
      Interest rate swaps receive rate                 1.74%         3.19%

                        ITEM 4. CONTROLS AND PROCEDURES.

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and Treasurer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of filing of this quarterly report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by it in reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by it in such reports is accumulated and communicated to the Company's management, including its Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

     (b) CHANGES IN INTERNAL CONTROLS. Not applicable.

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

     (b)  Reports on Form 8-K

          Current Report on Form 8-K dated August 2, 2002 was filed on August 5, 2002 reporting the issuance of a press release announcing the completion of the previously reported transaction by certain stockholders of NBC Acquisition Corp. to sell approximately 33% of the issued and outstanding shares of NBC Acquisition Corp. to certain funds affiliated with Weston Presidio Capital.

          Current Report on Form 8-K dated July 23, 2002 was filed on July 24, 2002 reporting the execution of an agreement by certain stockholders of NBC Acquisition Corp. to sell approximately 33% of the issued and outstanding shares of NBC Acquisition Corp. to certain funds affiliated with Weston Presidio Capital.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2002.


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

                                 CERTIFICATIONS


I, Mark W. Oppegard, certify that:

1.   I have  reviewed  this  quarterly  report on Form  10-Q of NBC  Acquisition
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 7, 2002
                                             /s/ Mark W. Oppegard
                                             ----------------------------------
                                             Mark W. Oppegard
                                             President/Chief Executive Officer,
                                             Secretary and
                                             Director

I, Alan G. Siemek, certify that:

1.   I have  reviewed  this  quarterly  report on Form  10-Q of NBC  Acquisition
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 7, 2002
                                             /s/ Alan G. Siemek
                                             -----------------------------------
                                             Alan G. Siemek
                                             Vice President and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)