Form 10-Q
period 2002-12-31
NBC ACQUISITION CORP
filed 2003-02-06
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

        TOTAL NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF
                       FEBRUARY 6, 2003: 1,263,371 SHARES

                            TOTAL NUMBER OF PAGES: 24

                             EXHIBIT INDEX: PAGE 22

                    PART I. FINANCIAL INFORMATION


                    ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                              December 31,   March 31,    December 31,
                                                                 2002          2002          2001
                                                             ------------- ------------- -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $ 10,959,573  $ 11,419,277  $  6,979,298
   Receivables                                                 56,410,263    29,384,249    55,993,045
   Inventories                                                 85,991,855    69,908,414    81,411,364
   Recoverable income taxes                                     1,720,531             -             -
   Deferred income taxes                                        4,416,325     3,557,325     3,081,166
   Prepaid expenses and other assets                              572,097       498,440       430,041
                                                             ------------- ------------- -------------
        Total current assets                                  160,070,644   114,767,705   147,894,914

PROPERTY AND EQUIPMENT, net of depreciation & amortization     27,408,799    26,478,915    26,920,548

GOODWILL                                                       30,077,527    29,791,335    29,780,449

IDENTIFIABLE INTANGIBLES, net of amortization                     279,051       414,564       366,524

DEBT ISSUE COSTS, net of amortization                           6,461,278     7,642,465     8,331,151

OTHER ASSETS                                                    5,031,855     5,937,710     6,462,791
                                                             ------------- ------------- -------------
                                                             $229,329,154  $185,032,694  $219,756,377
                                                             ============= ============= =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                          $ 22,656,852  $ 15,084,077  $ 20,158,739
   Accrued employee compensation and benefits                   6,950,991     8,910,902     5,612,985
   Accrued interest                                             3,954,670     1,547,199     3,998,597
   Accrued incentives                                           4,921,400     3,595,628     2,605,950
   Accrued expenses                                               850,571     1,060,969       414,371
   Income taxes payable                                                 -     3,684,439     1,103,191
   Deferred revenue                                               735,250       432,790       527,078
   Current maturities of long-term debt                         5,610,893     4,476,156     6,822,701
   Current maturities of capital lease obligations                101,846       111,015       110,750
   Revolving credit facility                                   25,900,000             -    29,300,000
                                                             ------------- ------------- -------------
        Total current liabilities                              71,682,473    38,903,175    70,654,362

LONG-TERM DEBT, net of current maturities                     211,674,919   210,275,783   217,867,563

CAPITAL LEASE OBLIGATIONS, net of current maturities            1,979,327     2,052,286     2,074,784

OTHER LONG-TERM LIABILITIES                                     1,540,068     1,892,250     2,398,496

COMMITMENTS (Note 4)

STOCKHOLDERS' DEFICIT:
   Class A common stock, voting, authorized 5,000,000 shares
      of $.01 par value; issued and outstanding 1,263,371
      shares at December 31, 2002; March 31, 2002; and
      December 31, 2001, respectively                              12,634        12,634        12,634
   Additional paid-in capital                                  65,304,884    65,304,884    65,304,884
   Notes receivable from stockholders                            (351,028)     (865,940)     (854,205)
   Accumulated deficit                                       (122,065,436) (131,937,811) (136,568,526)
   Accumulated other comprehensive loss                          (448,687)     (604,567)   (1,133,615)
                                                             ------------- ------------- -------------
        Total stockholders' deficit                           (57,547,633)  (68,090,800)  (73,238,828)
                                                             ------------- ------------- -------------
                                                             $229,329,154  $185,032,694  $219,756,377
                                                             ============= ============= =============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                           Three Months Ended December 31,   Nine Months Ended December 31,
                                                 2002         2001                 2002          2001
                                           -------------- ----------------   --------------- --------------
REVENUES, net of returns                     $ 52,898,934  $ 51,435,477       $ 263,961,926  $ 240,531,275

COSTS OF SALES                                 30,726,518    30,840,142         163,048,776    149,144,561
                                             ------------- -------------      -------------- --------------
        Gross profit                           22,172,416    20,595,335         100,913,150     91,386,714

OPERATING EXPENSES:
  Selling, general and administrative          20,787,744    19,670,284          64,538,639     59,678,163
  Depreciation                                    689,326       781,942           2,214,472      2,145,050
  Amortization                                    174,999       132,602             487,461        366,398
                                             ------------- -------------      -------------- --------------
                                               21,652,069    20,584,828          67,240,572     62,189,611
                                             ------------- -------------      -------------- --------------

INCOME FROM OPERATIONS                            520,347        10,507          33,672,578     29,197,103

OTHER EXPENSES (INCOME):
  Interest expense                              5,540,945    5,923,264           17,023,270     18,454,354
  Interest income                                (106,543)    (136,987)            (198,089)      (250,884)
  Loss on derivative financial instruments          2,768            -              152,873              -
                                             ------------- -------------      -------------- --------------
                                                5,437,170    5,786,277           16,978,054     18,203,470
                                             ------------- -------------      -------------- --------------

INCOME (LOSS) BEFORE INCOME TAXES              (4,916,823)   (5,775,770)         16,694,524     10,993,633

INCOME TAX EXPENSE (BENEFIT)                   (1,936,343)   (2,251,403)          6,822,149      4,469,044
                                             ------------- -------------      -------------- --------------
NET INCOME (LOSS)                            $ (2,980,480) $ (3,524,367)      $   9,872,375  $   6,524,589
                                             ============= =============      ============== ==============

EARNINGS (LOSS) PER SHARE:
  Basic                                      $      (2.36) $      (2.79)      $        7.81  $        5.17
                                             ============= =============      ============== ==============

  Diluted                                    $      (2.36) $      (2.79)      $        7.72  $        5.17
                                             ============= =============      ============== ==============

WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                         1,263,371     1,263,371           1,263,371      1,263,219
                                             ============= =============      ============== ==============

  Diluted                                       1,263,371     1,263,371           1,279,448      1,263,219
                                             ============= =============      ============== ==============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                                Notes                    Accumulated
                                                 Additional   Receivable                    Other
                                      Common      Paid-in        From      Accumulated  Comprehensive              Comprehensive
                                      Stock       Capital    Stockholders    Deficit        Loss         Total        Income
                                     ---------  -----------  ------------ ------------- ------------- -----------  -------------

BALANCE,April 1, 2001                $ 12,607   $ 65,167,394  $(697,171)  $(143,093,115) $         -  $(78,610,285) $         -

   Issuance of common stock                27        137,490   (123,765)              -            -        13,752            -

   Interest accrued on
   stockholder notes                        -              -    (33,269)              -            -       (33,269)           -

   Net income                               -              -          -       6,524,589            -     6,524,589    6,524,589

   Other comprehensive loss,
   net of taxes:
     Cumulative effect of adoption
     of SFAS No. 133                        -              -          -               -     (602,640)     (602,640)    (602,640)

     Unrealized losses on interest
     rate swap agreements                   -              -          -               -     (530,975)     (530,975)    (530,975)

                                     ---------  ------------- ---------- --------------- ------------ ------------- ------------
BALANCE,December 31, 2001            $ 12,634   $ 65,304,884  $(854,205)  $(136,568,526) $(1,133,615) $(73,238,828) $ 5,390,974
                                     =========  ============= ========== =============== ============ ============= ============

BALANCE,April 1, 2002                $ 12,634   $ 65,304,884  $(865,940)  $(131,937,811) $  (604,567) $(68,090,800) $         -

   Payment on stockholder notes             -              -    521,583               -            -       521,583            -

   Interest accrued on
   stockholder notes                        -              -     (6,671)              -            -        (6,671)           -

   Net income                               -              -          -       9,872,375            -     9,872,375    9,872,375

   Other comprehensive income,
   net of taxes:
     Unrealized gains on interest
     rate swap agreements                   -              -          -               -      155,880       155,880      155,880
                                     ---------  ------------- ---------- --------------- ------------ ------------- ------------

BALANCE,December 31, 2002            $ 12,634   $ 65,304,884  $(351,028)  $(122,065,436) $  (448,687) $(57,547,633) $10,028,255
                                     =========  ============= ========== =============== ============ ============= ============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                                        Nine Months Ended December 31,
                                                                             2002            2001
                                                                        --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  9,872,375    $ 6,524,589
  Adjustments to reconcile net income to net cash flows
    from operating activities:
     Provision for losses on accounts receivable                              125,789         60,367
     Depreciation                                                           2,214,472      2,145,050
     Amortization                                                           1,701,094      1,637,000
     Original issue debt discount amortization                              5,692,048      5,126,174
     Noncash interest expense from derivative financial instruments            18,439        242,178
     Gain on derivative financial instruments                                (109,287)             -
     Gain on disposal of assets                                                (2,466)      (523,452)
     Deferred income taxes                                                     52,000       (322,000)
     Changes in operating assets and liabilities,
     net of effect of acquisitions/disposals:
       Receivables                                                        (27,158,474)   (24,718,531)
       Inventories                                                        (15,739,616)   (18,222,307)
       Recoverable income taxes                                            (1,720,531)       706,408
       Prepaid expenses and other assets                                      (73,657)       (26,341)
       Other assets                                                          (191,428)      (583,572)
       Accounts payable                                                     7,572,775      8,510,775
       Accrued employee compensation and benefits                          (1,959,911)      (899,788)
       Accrued interest                                                     2,407,471      2,531,954
       Accrued incentives                                                   1,325,772      1,624,056
       Accrued expenses                                                      (210,398)      (550,410)
       Income taxes payable                                                (3,684,439)     1,103,191
       Deferred revenue                                                       302,460        248,096
       Other long-term liabilities                                             23,056         27,989
                                                                         -------------   ------------
          Net cash flows from operating activities                        (19,542,456)   (15,358,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                      (3,020,852)    (1,764,328)
  Bookstore acquisitions, net of cash acquired                               (851,947)    (5,828,513)
  Proceeds from sale of bookstores                                                  -      1,176,709
  Proceeds from sale of property and equipment and other                       15,192         40,807
  Software development costs                                                 (208,475)      (311,910)
                                                                         -------------   ------------
          Net cash flows from investing activities                         (4,066,082)    (6,687,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                                                  (32,446)             -
  Principal payments on long-term debt                                     (3,158,175)    (4,602,995)
  Principal payments on capital lease obligations                             (82,128)       (95,155)
  Proceeds from issuance of common stock                                            -         13,752
  Net increase in revolving credit facility                                25,900,000     29,300,000
  Proceeds from payment on notes receivable from stockholders                 521,583              -
                                                                         -------------   ------------
          Net cash flows from financing activities                         23,148,834     24,615,602
                                                                         -------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (459,704)     2,569,793

CASH AND CASH EQUIVALENTS, Beginning of period                             11,419,277      4,409,505
                                                                         -------------   ------------
CASH AND CASH EQUIVALENTS, End of period                                 $ 10,959,573    $ 6,979,298
                                                                         =============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
     Interest                                                            $  7,953,839    $ 9,283,446
     Income taxes                                                          12,175,119      2,981,445

  Noncash investing and financing activities:
     Notes receivable from shareholders recorded
       upon issuance of common stock                                     $          -    $   123,765

     Property acquired through capital lease                                        -      2,228,972

     Accumulated other comprehensive income (loss):
       Cumulative effect of adoption of SFAS No. 133,
         net of income taxes                                                        -       (602,640)
       Unrealized gains (losses) on interest rate swap
         agreements, net of income taxes                                      155,880       (530,975)
       Deferred taxes resulting
         from accumulated other comprehensive income (loss)                   128,510       (755,744)


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

2. EARNINGS PER SHARE - Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. For purposes of calculating diluted earnings  per share,  weighted-average  common  shares  outstanding  for the quarters and nine months ended December 31, 2002 and 2001 include incremental shares attributable to stock options outstanding at December 31, 2002 and 2001, respectively, as follows:

                             Quarter Ended December 31,  Nine Months Ended December 31,
                                 2002           2001          2002           2001
                             -------------  ------------ -------------- ---------------
   Stock Options:

      Options outstanding      83,000          67,865        83,000          67,865

      Incremental shares
      included in
      weighted-average common
      shares outstanding            -               -        16,077               -


    Weighted-average common shares outstanding for the quarter ended December 31, 2002 exclude 23,264 incremental shares, as to include such shares would have been antidilutive for the period presented. Stock options outstanding at December 31, 2001 had no impact on diluted earnings per share as the exercise price of such options was greater than the estimated fair value (including a discount for the holder's minority interest position and illiquidity of the Class A Common Stock) of the Class A Common Stock underlying the options for the quarter and nine months ended December 31, 2001. The estimated fair value was based upon an independent valuation of the Class A Common Stock.

3. INVENTORIES - Inventories are summarized as follows:

                                       December 31,    March 31,   December 31,
                                          2002           2002         2001
          ----------------------------------------------------------------------
          Wholesale operations          $19,456,994   $30,256,654   $18,954,819
          College bookstore operations   57,597,217    32,447,083    55,930,251
          Complementary services          8,937,644     7,204,677     6,526,294
          ----------------------------------------------------------------------
                                        $85,991,855   $69,908,414   $81,411,364
          ======================================================================

4. LONG-TERM DEBT - The Company's indebtedness includes NBC's bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, outstanding indebtedness under which totaled $25.9 million and $29.3 million at December 31, 2002 and 2001, expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at December 31, 2002 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The interest rate on the Revolving Credit Facility at December 31, 2002 was 4.75%. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as amended, to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. There was an excess cash flow payment obligation at March 31, 2002 of $3.1 million that was subsequently waived by the lenders in the first quarter of fiscal 2003.

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

                                               December 31,    March 31,    December 31,
                                                  2002           2002          2001
                                              -------------  ------------- -------------
      Total indebtedness outstanding          $245,266,985   $216,915,240  $256,175,798

      Indebtedness subject to
        Eurodollar fluctuations                 31,759,075     34,900,000    46,600,000

      Notional amounts under swap agreements    39,800,000     44,900,000    46,600,000


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

    Under hedge accounting, the interest rate swap agreements are reflected at fair value in the Company's consolidated balance sheets (as "other long-term liabilities") and the related gains or losses on these agreements are generally recorded in stockholders' deficit, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive loss are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. The net effect of this accounting on the Company's consolidated results of operations is that interest expense on the Tranche A and Tranche B Loans is generally being recorded based on fixed interest rates. The fair value of the interest rate swap agreements reflected in other long-term liabilities at December 31, 2002, March 31, 2002, and December 31, 2001 totaled $1.2 million, $1.6 million, and $2.1 million, respectively.

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

    As a result of a $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the Tranche A and Tranche B Loans represents the portion of the agreements that no longer qualify for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualify for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the Tranche A and Tranche B Loans. The fair value allocated to the portion of the interest rate swap agreements that no longer qualify for hedge accounting was immediately recognized in the Company's consolidated results of operations as a loss on derivative financial instruments and totaled approximately $0.4 million. Changes in the fair value of this portion of the interest rate swap agreements, along with the proportionate share of actual net cash settlements attributable to this portion of the agreements, are also recognized as a gain (loss) on derivative financial instruments in the consolidated statements of operations and totaled $(2,768) and $(0.2) million for the quarter and nine months ended December 31, 2002.

    Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the periods then ended:

                                                        December 31,  March 31,   December 31,
                                                            2002         2002         2001
                                                        ------------ -----------  ------------
    Year-to-date increase (decrease) in fair
        value of swap agreements designated as hedges   $ 265,953   $ (253,552)  $ (1,127,137)

      Year-to-date interest expense recorded due
        to hedge ineffectiveness                           18,439                     242,178

      Quarterly interest expense (income) recorded
        due to hedge ineffectiveness                      (17,987)                      8,162

    Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest expense from derivative financial instruments", "gain or loss on derivative financial instruments", or as noncash investing and financing activities.

6. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: wholesale operations, college bookstore operations and complementary services. The wholesale operations segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The college bookstore operations segment encompasses the operating activities of the Company's 110 college bookstores as of December 31, 2002 located on or adjacent to college campuses. The complementary services segment includes book-related services such as distance education materials, computer hardware and software, and a centralized buying service.

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, property and equipment, intangibles, and other assets), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters and nine months ended December 31, 2002 and 2001, respectively:

                                                               College
                                                 Wholesale    bookstore    Complementary
                                                operations    operations     services       Total
                                              ------------- -------------  ------------- ------------
Quarter ended December 31, 2002:
  External customer revenues                   $ 26,006,081  $ 17,093,574   $ 9,799,279  $ 52,898,934
  Intersegment revenues                           5,066,193       371,609       192,927     5,630,729
  Depreciation and amortization expense             203,946       460,377       156,805       821,128
  Income (loss) before interest and taxes         5,580,589    (1,102,539)      209,158     4,687,208
Quarter ended December 31, 2001:
  External customer revenues                   $ 24,644,062  $ 18,181,418   $ 8,609,997  $ 51,435,477
  Intersegment revenues                           4,775,702       179,404       330,351     5,285,457
  Depreciation and amortization expense             110,747       599,992       143,448       854,187
  Income (loss) before interest and taxes         6,019,530    (2,245,898)       34,403     3,808,035
Nine months ended December 31, 2002:
  External customer revenues                   $ 94,800,965  $137,204,160   $31,956,801  $263,961,926
  Intersegment revenues                          18,134,972       771,789       681,254    19,588,015
  Depreciation and amortization expense             438,413     1,630,202       492,541     2,561,156
  Income before interest and taxes               28,930,340    11,626,657     1,204,394    41,761,391
Nine months ended December 31, 2001:
  External customer revenues                   $ 86,540,948  $128,374,484   $25,615,843  $240,531,275
  Intersegment revenues                          18,191,008       468,845     1,421,921    20,081,774
  Depreciation and amortization expense             316,333     1,620,422       395,742     2,332,497
  Income before interest and taxes               27,862,855     8,650,564       502,104    37,015,523


    The following table reconciles segment information presented above with information as presented in the consolidated financial statements for the quarters and nine months ended December 31, 2002 and 2001, respectively:

                                            Quarter Ended December 31,   Nine Months Ended December 31,
                                                2002           2001           2002           2001
                                            -------------- -------------- -------------- -------------
Revenues:
  Total for reportable segments               $58,529,663    $56,720,934   $283,549,941  $260,613,049
  Elimination of intersegment revenues         (5,630,729)    (5,285,457)   (19,588,015)  (20,081,774)
                                            -------------- -------------- -------------- -------------
    Consolidated total                        $52,898,934    $51,435,477   $263,961,926  $240,531,275
                                            ============== ============== ============== =============

Depreciation and Amortization Expense:
  Total for reportable segments               $   821,128    $   854,187   $  2,561,156  $  2,332,497
  Corporate administration                         43,197         60,357        140,777       178,951
                                            -------------- -------------- -------------- -------------
    Consolidated total                        $   864,325    $   914,544   $  2,701,933  $  2,511,448
                                            ============== ============== ============== =============

Income (Loss) Before Income Taxes:
  Total for reportable segments               $ 4,687,208    $ 3,808,035   $ 41,761,391  $ 37,015,523
  Corporate administrative costs               (4,166,861)    (3,797,528)    (8,088,813)   (7,818,420)
                                            -------------- -------------- -------------- -------------
                                                  520,347         10,507     33,672,578    29,197,103
  Interest expense, net                        (5,434,402)    (5,786,277)   (16,825,181)  (18,203,470)
  Loss on derivative financial instruments         (2,768)             -       (152,873)            -
                                            -------------- -------------- -------------- -------------
    Consolidated income (loss)
       before income taxes                    $(4,916,823)   $(5,775,770)  $ 16,694,524  $ 10,993,633
                                            ============== ============== ============== =============

    The following table presents the total carrying amount of goodwill, by reportable segment, as of December 31, 2002, March 31, 2002, and December 31, 2001, respectively. Goodwill assigned to corporate administration represents the carrying value of goodwill arising from the Company's acquisition of NBC on September 1, 1995. As is the case with a significant portion of the Company's assets, such goodwill is not allocated between the Company's segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                         December 31,   March 31,   December 31,
                                            2002          2002         2001
                                        ------------- ------------ -------------

     College bookstore operations        $13,306,953  $13,020,761   $13,009,875
     Corporate administration             16,770,574   16,770,574    16,770,574
                                        ------------- ------------ -------------
       Total goodwill                    $30,077,527  $29,791,335   $29,780,449
                                        ============= ============ =============

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

7. COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Comprehensive income
    (loss) for the quarters and nine months ended December 31, 2002 and 2001 is presented in the table below.

                                                         Quarter Ended December 31,  Nine Months Ended December 31,
                                                              2002         2001           2002           2001
                                                          ------------ ------------  -------------- --------------
    Comprehensive Income (Loss):
       Net income (loss)                                  $(2,980,480) $(3,524,367)   $ 9,872,375    $ 6,524,589
       Other comprehensive income (loss), net of taxes:
         Cumulative effect of adoption of SFAS No. 133              -            -              -       (602,640)
         Unrealized gains (losses) on interest
         rate swap agreements                                 187,631       21,194        155,880       (530,975)
                                                          ------------ ------------ -------------- --------------
                                                          $(2,792,849) $(3,503,173)   $10,028,255    $ 5,390,974
                                                          ============ ============ ============== ==============

8. ACCOUNTING STANDARDS NOT YET ADOPTED - In January, 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this standard in fiscals 2003 and 2004 is not expected to have a significant impact on the Company's consolidated financial statements. In December, 2002 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO.
    123. This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, while interim disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company does not plan to adopt the voluntary change to the fair value based method of accounting for stock-based compensation. The required disclosures will be included in the Company's annual consolidated financial statements beginning March 31, 2003 and in the Company's quarterly consolidated financial statements beginning June 30, 2003. In November, 2002 the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45). FIN 45 requires guarantors to recognize, at the inception of certain guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees in its interim and annual financial statements for periods ending after December 15, 2002. The Company does not expect its adoption of the liability measurement and recognition provisions of this standard later in fiscal 2003 to have a significant impact on its consolidated financial statements. There was no impact on the Company's consolidated financial statements for the quarter ended December 31, 2002 from the adoption of the disclosure provisions of this standard, as the only guarantees in existence at December 31, 2002 relate to subsidiary guarantees of the parent's debt to a third party, which are exempt from the disclosure requirements as the debt underlying such guarantees is already reflected in the consolidated financial statements. In July, 2002 the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This standard requires that a liability for all costs associated with exit or disposal activities be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect its adoption of this standard later in fiscal 2003 to have a significant impact on its consolidated financial statements. In June, 2001 the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on its consolidated financial statements.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2002 COMPARED WITH QUARTER ENDED DECEMBER 31, 2001.

    REVENUES. Revenues for the quarters ended December 31, 2002 and 2001 and the corresponding increase (decrease) in revenues were as follows:

                                                              Increase (Decrease)
                                                           -------------------------
                                  2002           2001         Amount     Percentage
                             -------------- -------------- ------------- -----------
Wholesale operations          $ 31,072,274   $ 29,419,764   $ 1,652,510      5.6 %
College bookstore operations    17,465,183     18,360,822      (895,639)    (4.9)%
Complementary services           9,992,206      8,940,348     1,051,858     11.8 %
Intercompany eliminations       (5,630,729)    (5,285,457)     (345,272)    (6.5)%
                             -------------- -------------- ------------- -----------
                              $ 52,898,934   $ 51,435,477   $ 1,463,457      2.8 %
                             ============== ============== ============= ===========

    The increase in wholesale operations revenues for the quarter ended December 31, 2002 was due primarily to publisher price increases. The decrease in college bookstore operations revenues was primarily attributable to a decrease in same store sales of 5.4%, or $0.9 million. The decrease in same store sales is due primarily to relatively poor college football results at campuses with some of the Company's larger stores including those at Nebraska, Michigan State, South Carolina, and Maryland. Third quarter total revenue declined $1.9 million at these stores, including a $1.7 million decline in clothing and insignia revenue, from the same quarter in fiscal 2002. Complementary services revenues increased primarily due to growth in the Company's distance education program, offset in part by outsourcing the plastic bag program late in fiscal 2002. The increased revenues in distance education resulted primarily from additional services provided to the program's largest account and, in part, to services provided to new accounts. Corresponding to the overall growth in revenues, the Company's intercompany transactions also increased.

    GROSS PROFIT. Gross profit for the quarter ended December 31, 2002 increased $1.6 million, or 7.7%, to $22.2 million from $20.6 million for the quarter ended December 31, 2001. This increase was primarily due to an increase in gross margin percent, along with higher revenues. Gross margin percent was 41.9% for the quarter ended December 31, 2002 as compared to 40.0% for the quarter ended December 31, 2001, driven primarily by improved gross margin percent from college bookstore operations which increased primarily due to certain margin improvement efforts.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended December 31, 2002 increased $1.1 million, or 5.7%, to $20.8 million from $19.7 million for the quarter ended December 31, 2001. Selling, general and administrative expenses as a percentage of revenues were 39.3% and 38.2% for the quarters ended December 31, 2002 and 2001, respectively. The increase in expenses is primarily the result of the Company's growth, as previously discussed. The increase in expenses as a percentage of revenues is primarily attributable to expense growth outpacing revenue growth in certain areas, including advertising, shipping, and insurance.

    INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the quarters ended December 31, 2002 and 2001 and the corresponding change in income (loss) before interest and taxes were as follows:

                                                                  Change
                                                          ----------------------
                                   2002          2001        Amount   Percentage
                              ------------- ------------- ----------- ----------
Wholesale operations           $ 5,580,589   $ 6,019,530   $ (438,941)   (7.3)%
College bookstore operations    (1,102,539)   (2,245,898)   1,143,359    50.9 %
Complementary services             209,158        34,403      174,755   508.0 %
Corporate administration        (4,166,861)   (3,797,528)    (369,333)   (9.7)%
                              ------------- ------------- ------------
                               $   520,347   $    10,507   $  509,840
                              ============= ============= ============

    The decrease in income before interest and taxes in wholesale operations was attributable to decreased used textbook margins due to the impact of the incentive programs. The improvement in income before interest and taxes in college bookstore operations was primarily due to improved gross margin percentages. The increase in income before interest and taxes in complementary services was primarily due to increased revenues and an adverse court judgment in the third quarter of fiscal 2002 that resulted in a loss of $0.3 million. The increase in corporate administrative costs is primarily attributable to an increase in the interdivision profit in inventory elimination, which increased due to an increase in the value of used textbooks held by college bookstore operations that were purchased from the Company's wholesale operations.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended December 31, 2002 decreased $0.4 million, or 6.1%, to $5.4 million from $5.8 million for the quarter ended December 31, 2001, primarily due to reduced interest charges on the Senior Credit Facility resulting from the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002 and reduced usage under the Revolving Credit Facility. Additionally, a portion of interest expense associated with the interest rate swap agreements previously classified as interest expense is now included in the loss on derivative financial instruments, as previously discussed in the footnotes to the consolidated financial statements presented in Item 1. These decreases were partially offset by increasing original issue debt discount amortization on the Company's Senior Discount Debentures, which will continue to increase until the Senior Discount Debentures are fully-accreted to face value of $76.0 million on February 15, 2003.

    INCOME TAXES. Income tax benefit for the quarter ended December 31, 2002 decreased $(0.4) million, or 14.0%, to $(1.9) million from $(2.3) million for the quarter ended December 31, 2001. The Company's effective tax rate for the quarters ended December 31, 2002 and 2001 was 39.4% and 39.0%, respectively. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2001.

    REVENUES. Revenues for the nine months ended December 31, 2002 and 2001 and the corresponding increase in revenues were as follows:

                                                                 Increase
                                                         -----------------------
                                 2002          2001         Amount    Percentage
                             ------------- ------------- ------------ ----------
Wholesale operations         $112,935,937  $104,731,956  $ 8,203,981      7.8 %
College bookstore operations  137,975,949   128,843,329    9,132,620      7.1 %
Complementary services         32,638,055    27,037,764    5,600,291     20.7 %
Intercompany eliminations     (19,588,015)  (20,081,774)     493,759      2.5 %
                             ------------- ------------- ------------ ----------
                             $263,961,926  $240,531,275  $23,430,651      9.7 %
                             ============= ============= ============ ==========

    The increase in wholesale operations revenues for the nine months ended December 31, 2002 was due in part to publisher price increases, complemented by an increase in unit sales. The Company believes that this increase in unit sales is partly the result of relatively new incentive programs designed to attract and retain customers. The increase in college bookstore operations revenues was primarily attributable to an increase in same store sales of 4.3%, or $5.3 million, and to the acquisition of 13 new college bookstores (defined by the Company as stores acquired since April 1, 2001 - 3 bookstores in fiscal 2003 and 10 bookstores in fiscal 2002). These new bookstores provided a $3.8 million increase in revenues. The increase in same store sales is due primarily to increases in sales of new and used textbooks. Complementary services revenues increased primarily due to growth in the Company's distance education program, offset in part by outsourcing the plastic bag program late in fiscal 2002 and a decline in systems division revenues resulting from revisions made to certain agreements with TheCampusHub.com, Inc. and a drop in system installations at Company-owned bookstore locations. The increased revenues in distance education resulted primarily from additional services provided to the program's largest account and, in part, to services provided to new accounts. The Company's intercompany transactions decreased, in part due to a small shift in wholesale revenues from the Company-owned bookstores to external customers and in part due to changes made to some of the complementary services programs.

    GROSS PROFIT. Gross profit for the nine months ended December 31, 2002 increased $9.5 million, or 10.4%, to $100.9 million from $91.4 million for the nine months ended December 31, 2001. This increase was primarily due to higher revenues and a relatively stable gross margin percent. Gross margin percent was 38.2% for the nine months ended December 31, 2002 as compared to 38.0% for the nine months ended December 31, 2001. Gross margin percent in wholesale operations experienced a small decline primarily as a result of the impact of the incentive programs, while gross margin percent in college bookstore operations improved primarily due to certain margin improvement efforts. Complementary services' gross margin percent was stable.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended December 31, 2002 increased $4.8 million, or 8.1%, to $64.5 million from $59.7 million for the nine months ended December 31, 2001. Selling, general and administrative expenses as a percentage of revenues were 24.4% and 24.8% for the nine months ended December 31, 2002 and 2001, respectively. The increase in expenses is primarily the result of the Company's growth, as previously discussed. The decrease in expenses as a percentage of revenues is primarily attributable to revenue growth outpacing growth in certain expenses, particularly salaries and wages.

    INCOME (LOSS) BEFORE INTEREST AND TAXES. Income (loss) before interest and taxes for the nine months ended December 31, 2002 and 2001 and the corresponding change in income (loss) before interest and taxes were as follows:

                                                                Change
                                                        -----------------------
                                  2002         2001        Amount   Percentage
                              ------------ ------------ ----------- ----------
Wholesale operations          $28,930,340  $27,862,855  $1,067,485      3.8 %
College bookstore operations   11,626,657    8,650,564   2,976,093     34.4 %
Complementary services          1,204,394      502,104     702,290    139.9 %
Corporate administration       (8,088,813)  (7,818,420)   (270,393)    (3.5)%
                              ------------ ------------ ----------- ----------
                              $33,672,578  $29,197,103  $4,475,475     15.3 %
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

    INTEREST EXPENSE, NET. Interest expense, net for the nine months ended December 31, 2002 decreased $1.4 million, or 7.6%, to $16.8 million from $18.2 million for the nine months ended December 31, 2001, primarily due to reduced interest charges on the Senior Credit Facility resulting from the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002 and reduced usage under the Revolving Credit Facility. Additionally, a portion of interest expense associated with the interest rate swap agreements previously classified as interest expense is now included in the loss on derivative financial instruments, as previously discussed in the footnotes to the consolidated financial statements presented in Item 1. These decreases were partially offset by increasing original issue debt discount amortization on the Company's Senior Discount Debentures, which will continue to increase until the Senior Discount Debentures are fully-accreted to face value of $76.0 million on February 15, 2003.

    LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. The $0.2 million loss incurred on derivative financial instruments for the nine months ended December 31, 2002 is attributable to the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002. As a result of the optional prepayment, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. This loss represents the change in the fair value for the nine months ended December 31, 2002 of the portion of the interest rate swap agreements that no longer qualify as hedging instruments, along with interest associated with that portion of the interest rate swap agreements.

    INCOME TAXES. Income tax expense for the nine months ended December 31, 2002 increased $2.3 million, or 52.7%, to $6.8 million from $4.5 million for the nine months ended December 31, 2001. The Company's effective tax rate for the nine months ended December 31, 2002 and 2001 was 40.9% and 40.7%, respectively. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under NBC's Revolving Credit Facility. At December 31, 2002, the Company's total indebtedness was $245.3 million, consisting of $31.8 million in Term Loans, $110.0 million of the Senior Subordinated Notes, $75.1 million of the Senior Discount Debentures, $2.5 million of other indebtedness, including capital lease obligations, and $25.9 million under the Revolving Credit Facility.

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

    The Company's capital expenditures were $3.0 million and $1.8 million for the nine months ended December 31, 2002 and 2001, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

    Business acquisition expenditures were $0.9 million and $5.8 million for the nine months ended December 31, 2002 and 2001, respectively. For the nine months ended December 31, 2002, one bookstore location was acquired serving the University of Northern Colorado and two bookstore locations were acquired serving Western Kentucky University. For the nine months ended December 31, 2001, eight bookstore locations were acquired serving Western Washington University, Chadron State College, North Carolina State University, the University of Oklahoma, Radford University, the University of Central Florida, and the University of Florida. The Company's ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the nine months ended December 31, 2002, one bookstore serving the University of California - Berkeley was closed upon anticipation of the lease expiring in July, 2002 and a more suitable location having been obtained through a March, 2002 acquisition. During the nine months ended December 31, 2001, NBC closed bookstores serving Austin Community College and Coconino Community College upon expiration of the property leases and sold certain assets of two of its college bookstore locations serving the University of Texas in Austin, Texas for approximately $1.2 million, recognizing a gain on disposal of approximately $0.5 million. This gain is presented as an offset to selling, general, and administrative expenses in the Company's consolidated statements of operations. The sale was made to one of the Company's largest wholesale customers.

    The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used for operating activities for the nine months ended December 31, 2002 were $19.5 million, up from $15.4 million for the nine months ended December 31, 2001. This increase is primarily attributable to increased income tax payments, arising in part due to timing of tax estimate payments and in part due to increased income.

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

    As of December 31, 2002, NBC could borrow up to $50.0 million under the Revolving Credit Facility. Outstanding indebtedness under the Revolving Credit Facility was $25.9 million at December 31, 2002. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

    The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, any required excess cash flow payments, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing.

    The following tables present aggregated information as of December 31, 2002 regarding the Company's contractual obligations and commercial commitments:

                                                           Payments Due by Period
                                             --------------------------------------------------
         Contractual                          Less Than       1-3          4-5        After 5
         Obligations               Total        1 Year       Years        Years        Years
------------------------------- ------------ ----------- ------------ ------------ ------------
Long-term debt (1)              $218,254,970 $ 5,610,893  $20,405,254  $ 5,901,201 $186,337,622
Capital lease obligations          2,081,173     101,846      307,725      491,286    1,180,316
Borrowings under line of credit   25,900,000           -   25,900,000            -            -
Operating leases                  39,031,000   8,051,000   12,912,000    9,131,000    8,937,000
                                ------------ ----------- ------------ ------------ ------------
  Total                         $285,267,143 $13,763,739  $59,524,979  $15,523,487 $196,454,938
                                ============ =========== ============ ============ ============


                                                  Amount of Commitment Expiration Per Period
                                   Total      -------------------------------------------------
       Other Commercial           Amounts      Less Than      1-3          4-5         Over 5
         Commitments             Committed       1 Year      Years        Years        Years
------------------------------- ------------- ---------- ------------  ----------- ------------

Unused line of credit           $24,100,000  $         -  $24,100,000  $         -  $         -
                                ============ =========== ============  =========== ============


     (1)  Balance  includes  $969,158  of  remaining   original  issue  discount
          amortization on the Senior Discount Debentures at December 31, 2002.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

    In fiscal 2001, NBC entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which is partially owned by the Company's majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by NBC. Such agreements included an equity option agreement, a management services agreement, and a technology sale and license agreement. The equity option agreement provides NBC the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc. The option is being accounted for as a cost method investment in accordance with APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. The management services agreement, which is effective for a period of three years, reimburses NBC for certain direct costs incurred on behalf of TheCampusHub.com, Inc. Prior to its amendment as described below, the management services agreement also required TheCampusHub.com, Inc. to pay NBC $0.5 million per year for certain shared management and administrative support. Complementary services revenue resulting from the management services agreement, including as amended, is recognized as the services are performed. The technology sale and license agreement provides for NBC to license its E-commerce software capabilities to TheCampusHub.com, Inc. Prior to its amendment as described below, the technology sale and license agreement required TheCampusHub.com, Inc. to pay NBC $0.5 million per year over a period of three years. The technology sale and license agreement also provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from NBC during that three year period. The license fees were recognized as complementary services revenue over the term of the agreement. For the nine months ended December 31, 2002 and 2001, revenues attributable to the management services and technology sale and license agreements totaled $0.2 million and $0.7 million, respectively, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.5 million and $0.6 million, respectively.

    Revenues attributable to the management services and technology sale and license agreements were recognized in fiscal 2002 under the anticipation that, if necessary, TheCampusHub.com, Inc. would make a capital call to its shareholders to provide the funding necessary to meet its obligations under the aforementioned agreements. TheCampusHub.com, Inc. reached break-even on a cash flow basis, excluding amounts under the management services and technology sale and license agreements, during fiscal 2002. While it remains a viable business and is funding its own operations, it was not generating sufficient excess cash flow to fund its obligations under the aforementioned agreements and the remaining capital available from its shareholders was reserved to fund strategic development opportunities and, if required, ongoing operations. As a result, on March 31, 2002 NBC established a reserve of approximately $1.0 million on net amounts due from TheCampusHub.com, Inc. and ultimately wrote-off approximately $1.0 million of net amounts due during the nine months ended December 31, 2002. Net amounts due from TheCampusHub.com, Inc. at December 31, 2002 and 2001 totaled $0.1 million and $0.6 million, respectively. Effective April 1, 2002, the management services and technology sale and license agreements were amended, eliminating the annual licensing fee and reducing the annual management services fee for certain shared management and administrative support to $0.3 million. NBC continues to benefit from its relationship with TheCampusHub.com, Inc., as the technology developed further enhances the product/service offering of NBC to its wholesale customers.

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

    In April, 2001, the Company issued 2,621 shares of its Class A Common Stock to NBC's Senior Vice President of Retail Division at a price of $52.47 per share, in exchange for $13,752 in cash and a promissory note in the principal amount of $123,765. As of December 31, 2002 and 2001, notes receivable from stockholders and the associated interest receivable totaled $0.4 million and $0.9 million, respectively. Such notes, which were amended and restated in July, 2002, mature between January, 2009 and January, 2010 and bear interest at 5.25%.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

    In January, 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this standard in fiscals 2003 and 2004 is not expected to have a significant impact on the Company's consolidated financial statements. In December, 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123. This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, while interim disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company does not plan to adopt the voluntary change to the fair value based method of accounting for stock-based compensation. The required disclosures will be included in the Company's annual consolidated financial statements beginning March 31, 2003 and in the Company's quarterly consolidated financial statements beginning June 30, 2003. In November, 2002 the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45). FIN 45 requires guarantors to recognize, at the inception of certain guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees in its interim and annual financial statements for periods ending after December 15, 2002. The Company does not expect its adoption of the liability measurement and recognition provisions of this standard later in fiscal 2003 to have a significant impact on its consolidated financial statements. There was no impact on the Company's consolidated financial statements for the quarter ended December 31, 2002 from the adoption of the disclosure provisions of this standard, as the only guarantees in existence at December 31, 2002 relate to subsidiary guarantees of the parent's debt to a third party, which are exempt from the disclosure requirements as the debt underlying such guarantees is already reflected in the consolidated financial statements. In July, 2002 the Financial Accounting Standards Board issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This standard requires that a liability for all costs associated with exit or disposal activities be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect its adoption of this standard later in fiscal 2003 to have a significant impact on its consolidated financial statements. In June, 2001 the Financial Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on its consolidated financial statements.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $245.3 million in total indebtedness outstanding at December 31, 2002, $31.8 million is subject to fluctuations in the Eurodollar rate. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Debentures) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC has separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate Tranche A and Tranche B Loans have been converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of December 31, 2002 was $19.9 million. Such notional amounts are reduced periodically by amounts equal to the originally-scheduled principal payments on the Tranche A and Tranche B Loans.

    Certain quantitative market risk disclosures have changed since March 31, 2002 as a result of market fluctuations, movement in interest rates, and principal payments. The following table presents summarized market risk information as of December 31, 2002 and March 31, 2002, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                               December 31,     March 31,
                                                   2002           2002
                                              -------------- --------------
Fair Values:
  Fixed rate debt                             $ 180,093,510  $ 165,683,478
  Variable rate debt (excluding Revolving
    Credit Facilitity)                           31,759,075     34,900,000
  Interest rate swaps                            (1,243,159)    (1,618,397)

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                      9.66%          9.66%
  Variable rate debt (excluding Revolving
    Credit Facility)                                   4.77%          7.01%
  Interest rate swaps receive rate                     1.69%          3.19%

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

    (b) CHANGES IN INTERNAL CONTROLS. Not applicable.

                           PART II. OTHER INFORMATION


                            ITEM 5. OTHER INFORMATION

     The Company is not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but is filing this Quarterly Report on Form 10-Q on a voluntary basis.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.2 Amendment, dated as of August 2, 2002, to By-laws of NBC Acquisition Corp.

          10.1 Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff.

          99.1 Certification of President/Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.


                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 6, 2003.


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



February 6, 2003
                                              /s/ Mark W. Oppegard
                                              ----------------------------------
                                              Mark W. Oppegard
                                              President/Chief Executive Officer,
                                              Secretary and
                                              Director

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



February 6, 2003
                                             /s/ Alan G. Siemek
                                             -----------------------------------
                                             Alan G. Siemek
                                             Vice President and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)