Form 10-K
period 2003-03-31
NBC ACQUISITION CORP
filed 2003-06-05
CIK 1056756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
     [X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________________to_______________.

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] NO [X]

    MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT - NOT APPLICABLE AS REGISTRANT'S STOCK IS NOT PUBLICLY TRADED.

    THERE WERE 1,264,546 SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF MAY 30, 2003.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                            Total Number of Pages: 84

                             Exhibit Index: PAGE 84

                                TABLE OF CONTENTS


PART I:

Item 1       Business..........................................................3
Item 2       Properties.......................................................13
Item 3       Legal Proceedings................................................15
Item 4       Submission of Matters to a Vote of Security Holders..............15

PART II:

Item 5       Market for Registrant's Common Equity and Related Stockholder
               Matters........................................................16
Item 6       Selected Financial Data..........................................16
Item 7       Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................18
Item 7A      Quantitative and Qualitative Disclosures about Market Risk.......28
Item 8       Financial Statements and Supplementary Data......................30
Item 9       Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...........................................56

PART III:

Item 10     Directors and Executive Officers of the Registrant................57
Item 11     Executive Compensation............................................59
Item 12     Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................64
Item 13     Certain Relationships and Related Transactions....................65
Item 14     Controls and Procedures...........................................67

PART IV:

Item 15     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..68
Signatures....................................................................74
Certifications................................................................75
Supplemental Information to be Furnished......................................77
Financial Statement Schedule I - Condensed Financial Information
  (Parent Company Only).......................................................78
Financial Statement Schedule II - Valuation and Qualifying Accounts...........83
Exhibit Index.................................................................84

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

    Concurrently with the consummation of the Merger, NBC entered into a senior secured credit agreement (the "Credit Agreement") with The Chase Manhattan Bank ("Chase"), as administrative agent, and other lenders providing for the following facilities (the "Senior Credit Facility"): (i) a $50.0 million revolving credit facility maturing on March 31, 2004, which was undrawn at closing (the "Revolving Credit Facility"); (ii) a $27.5 million tranche A term loan, maturing on March 31, 2004 (the "Tranche A Term Loan"); and (iii) a $32.5 million tranche B term loan, maturing on March 31, 2006 (the "Tranche B Term Loan" and, together with the Tranche A Term Loan, the "Term Loans"). In addition, NBC also raised approximately $103.6 million from the issuance of senior subordinated notes (the "Senior Subordinated Notes") and the Company raised a total of $91.6 million through: (i) the sale of approximately $45.6 million of NBC Acquisition Corp. Class A Common Stock to HWP affiliates (the "Stock Sale"); (ii) the reinvestment of approximately $4.4 million in NBC Acquisition Corp. Class A Common Stock by the Company's senior management (the "Reinvestment"); and (iii) net proceeds of approximately $41.6 million from the issuance of senior discount debentures (the "Senior Discount Debentures").

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

    On August 2, 2002, HWH Capital Partners, L.P. and HWH Cornhusker Partners, L.P., affiliates of HWP, along with certain other stockholders of the Company (collectively with HWP, the "Sellers"), sold approximately 33% of the issued and outstanding shares of the Company to certain funds affiliated with Weston Presidio (Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P., collectively the "Weston Presidio Funds"). HWP retained a controlling interest in the Company after the sale. This sale is referred to as the "Weston Presidio Transaction". Under the terms of a buy-sell agreement entered into in connection with this sale, Weston Presidio may require that the Sellers repurchase Weston Presidio's shares of the Company at a price as defined in the buy-sell agreement, unless a majority of the Sellers elects, in the alternative, to sell to Weston Presidio their remaining shares of the Company at a price as defined in the buy-sell agreement.

    The Company does not conduct significant activities apart from its investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC. This report refers to "the Company" and "NBC" interchangeably when discussing such operational matters.

GENERAL

    The Company is one of the largest wholesale distributors of used college textbooks in North America, offering over 95,000 textbook titles and selling more than 7.7 million books annually, primarily to campuses located in the United States. In addition, as of March 31, 2003, the Company owns or manages 109 bookstores on or adjacent to college campuses through which it sells a variety of new and used textbooks and general merchandise. The Company is also a leading provider of distance education materials to students in nontraditional courses, which include correspondence and corporate education courses. Furthermore, the Company provides the college bookstore industry with a variety of services including in-store promotions, buying programs, marketing services and proprietary information systems. With origins dating to 1915, the Company has built a consistent reputation for excellence in order fulfillment, shipping performance and customer service.

    The Company entered the wholesale used textbook market following World War II, when the supply of new textbooks could not meet the demand created by the return of ex-GI students. In 1964, the Company became a national, rather than regional, wholesaler of used textbooks as a result of its purchase of The College Book Company of California. During the 1970's the Company continued its focus on the wholesale business. However, realizing the synergies that exist between wholesale operations and college bookstore operations, in the 1980's it expanded its efforts in the college bookstore market under a revised strategy. Under this strategy the Company operates bookstores on or near larger campuses, typically where the institution-owned college bookstore is contract-managed by a competitor or where the Company does not have a significant wholesale presence. Today, the Company services the college bookstore industry through its Textbook, Bookstore and Complementary Services Divisions.

    TEXTBOOK DIVISION. The Company is one of the largest wholesale distributors of used college textbooks in North America. Its Textbook Division consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. The Company purchases used textbooks from and resells them to college bookstores at many of the nation's largest college campuses, including: University of Texas, University of Southern California, Indiana University, San Diego State University, University of Washington, and University of Minnesota. Historically, because the demand for used textbooks has consistently outpaced supply, Textbook Division sales have been determined primarily by the amount of used textbooks that it could purchase. The Company's strong relationships with the management of non contract-managed college bookstores nationwide have provided important access to valuable market information regarding the campus-by-campus supply and demand of textbooks, as well as an ability to procure large quantities of a wide variety of textbooks. The Company provides an internally-developed BUYER'S GUIDE to its Textbook Division customers, which lists over 45,000 textbook titles with such details as author, new copy retail price, and the Company's repurchase price.

    BOOKSTORE DIVISION. College bookstores are the primary outlets for sales of new and used textbooks to students. As of March 31, 2003, the Company operated 109 college bookstores on or adjacent to college campuses, of which 14 are operated on physical premises which are owned by and leased from the educational institution (i.e., "contract-managed"). Its college bookstores are located at some of the nation's largest college campuses including: University of Nebraska, University of Michigan, University of Maryland, Arizona State University, Pennsylvania State University, University of Kansas, Michigan State University, University of California - Berkeley, Texas A&M University, University of Florida, and University of Tennessee. In addition to generating profits, the Company's Bookstore Division provides an exclusive source of used textbooks for sale across the Company's wholesale distribution network.

    COMPLEMENTARY SERVICES DIVISION. With its acquisition of Specialty Books, Inc. ("Specialty Books") in May 1997, the Company entered the distance education market, which consists of providing education materials to students in nontraditional college and other courses (such as correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet).

    Other services offered to college bookstores include the sale of computer hardware and software, such as the Company's turnkey bookstore management software, and related maintenance contracts. The Company has an installed base of over 250 college bookstore locations for its textbook management control systems, and it has installed its proprietary total store management system at almost 600 college bookstore locations. In total, including the Company's own bookstores, almost 850 college bookstore locations utilize the Company's software products. During fiscal 2001, the Company licensed certain software related to E-commerce to an entity that is partially owned by the Company's majority owner. These services generate revenue and assist the Company in enhancing and developing customer relationships.

    In January 1998, the Company acquired Connect 2 One (formerly Collegiate Stores Corporation), a centralized buying service for over 570 college bookstores across the United States. Through the enhanced purchasing power of such a large group of bookstores, participating bookstores are able to purchase certain general merchandise at lower prices than those that would be paid by the stores individually. Bookstores participating in Connect 2 One's ("C2O") programs also provide the Company with another potential source of used textbooks.

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

INDUSTRY SEGMENT FINANCIAL INFORMATION

    Revenue, operating profit or loss, and identifiable assets attributable to each of the Company's industry segments are disclosed in the notes to the consolidated financial statements presented in Item 8 of the Company's Form 10-K. The Company makes its periodic and current reports available, free of charge, through www.nebook.com as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

BUSINESS STRATEGY

    The Company's objective is to strengthen its position as a leading provider of products and services to the college bookstore market, thereby increasing revenue and cash flow. In order to accomplish its goal, the Company intends to pursue the following strategies:

    ENHANCE GROWTH IN THE TEXTBOOK DIVISION. The Company expects the stable growth of its Textbook Division to continue, primarily as a result of an expected increase in college enrollments and increased utilization of used textbooks, as well as through the expansion of its own Bookstore Division. Additionally, the Company recently introduced an enhanced commission structure that rewards customers who make a long-term commitment to supplying the Company with a large portion of their textbooks. Finally, the Company is strengthening its marketing campaign to increase student awareness of the benefits of buying and selling used textbooks.

    CAPITALIZE  ON  COLLEGE  BOOKSTORE  OPPORTUNITIES.  The  Company  intends to increase revenues for its Bookstore Division by acquiring or opening or contract-managing additional bookstores at selected college campuses and offering additional specialty products and services at its existing bookstores. The Company also intends to increase same-store sales growth through a more coordinated effort to implement best practices across the Company's entire bookstore network. Finally, the Company believes there are opportunities to improve cash flow at its college bookstores by reducing certain selling, general and administrative expenses.

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

    EXPANSION OF MARKETING SERVICES PROGRAM. It is very difficult for traditional vendors to access the highly fragmented college and university market in an efficient manner. The Company's marketing services program provides vendors with efficient access to the college and university market through its distribution channels. The Company intends to expand this program by establishing arrangements with major national vendors.


INDUSTRY OVERVIEW

    Based on recent industry trade data, the college bookstore industry remains strong, with over 5,000 college stores generating annual sales of approximately $11.1 billion to college students and other consumers in North America. Sales of textbooks and other education materials used for classroom instruction comprise approximately two-thirds of that amount. The Company expects this market will continue to grow as a result of anticipated increases in enrollment at U.S. colleges attributable to the children of the baby boom generation entering the college population.

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

    While price is an important factor in the store operator's purchasing decision, available supply, as well as service, usually determine with which used textbook wholesaler a college bookstore will develop a strong relationship. Used textbook wholesalers that are able to significantly service a college bookstore account typically receive preferential treatment from store operators, both in selling and in buying used textbooks. Pure exclusive supply arrangements in the Company's market are rare. However, in the past four to five years, the Company has been marketing its exclusive supply program to the industry. This program has grown to approximately 260 participating bookstores at the end of fiscal 2003. The Company also introduced the NBC Advantage program in fiscal 2001. This program rewards customers who make a long-term commitment to supplying the Company with a large portion of their books. At the end of fiscal 2003, approximately 470 bookstores were participating in this program, approximately 250 of which are also participating in the exclusive program. Since the Company is usually able to sell the vast majority of the used textbooks it is able to purchase, its ability to obtain sufficient supply is a critical factor in the Company's success.

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

PRODUCTS AND SERVICES

    TEXTBOOK DIVISION. The Company's Textbook Division is engaged in the procurement and redistribution of textbooks on college campuses primarily across the United States.

    The Company also publishes the BUYER'S GUIDE, which lists over 45,000 textbooks according to author, title, new copy retail price, and the Company's repurchase price. The BUYER'S GUIDE is an important part of the Company's inventory control and book procurement system. The Company updates and reprints the BUYER'S GUIDE nine times each year and makes it available in both print and various electronic formats, including on all of the Company's proprietary information systems. A staff of dedicated professionals gathers information from all over the country in order to make the BUYER'S GUIDE into what the Company believes to be the most comprehensive and up-to-date pricing and buying aid for college bookstores. The Company also maintains a database of almost 165,000 titles in order to better serve its customers.

    BOOKSTORE DIVISION. As of March 31, 2003, the Company operated 109 college bookstores on or adjacent to college campuses. These bookstores sell a wide variety of used and new textbooks, general books and assorted general merchandise, including apparel, sundries and gift items. Over the past three years, revenues of the Company's bookstores from activities other than used and new textbook sales have been between 21% and 24% of total revenues. The Company has been, and intends to continue, selectively expanding its product offerings at its bookstores in order to increase sales and profitability. The Company has also installed software providing E-commerce capabilities in all of its own bookstores, thereby allowing its bookstores to further expand product offerings and compete with online-only textbook sellers.

    COMPLEMENTARY SERVICES DIVISION. Through Specialty Books, the Company has access to the market for distance education products and services. Currently, the Company provides students at approximately 70 colleges with textbooks and materials for use in distance education courses, and is a leading provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. The Company believes the fragmented distance education market represents an opportunity for the Company to leverage its fulfillment and distribution expertise in a rapidly growing sector. Beyond textbooks, the Company offers services and specialty course materials to distance education students including videotape duplication and shipping; shipping of specialty, non-textbook course materials; and a sales and ordering function. Students can order distance education materials from the Company over the Internet. Over the past three years, revenues of Specialty Books have been between 72% and 84% of total Complementary Services Division revenues. The Company believes it can continue to increase the service operations revenues from distance education products over the next several years, although presently the Company's primary objective is increased profitability through improved cost containment.

    Other services offered to college bookstores include services related to the Company's turnkey bookstore management software and the sale of other software and hardware, and related maintenance contracts. These services generate revenue and assist the Company in gaining access to new sources of used textbooks. The Company has an installed base of over 250 college bookstore locations for its textbook management control systems, and it has installed its proprietary total store management system at almost 600 college bookstore locations. In total, including the Company's own bookstores, almost 850 college bookstore locations utilize the Company's software products.

    Through C2O, the Company is able to offer a variety of products and services to participating college bookstores. C2O negotiates apparel and general merchandise discounts and develops and executes marketing programs for its membership. As a centralized buying service for over 570 participating college bookstores including the Company's own bookstores, C2O has evolved into a buying group with substantial purchasing power. C2O offers a shopping bag program to college bookstores. This shopping bag program provides bookstores the opportunity to purchase customized bags at a substantial discount from the vendor, while the Company earns a monthly administrative fee from the vendor in return for accepting billing and collection responsibilities for shopping bags sold by the vendor. Other C2O marketing services include a freight savings program, a check authorization program, and retail display allowances for magazine displays. Additionally, a staff of experienced C2O professionals consult with the management of bookstores. Services offered include strategic planning, store review, merchandise planning and help with other operational aspects of the business. While consulting has historically represented a relatively small component of C2O's business, it is nonetheless strategically important to the ongoing success of this aspect of the Company's business.

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

WHOLESALE PROCUREMENT AND DISTRIBUTION

    Historically,  because  the  demand  for  used  textbooks  has  consistently exceeded supply, the Company's sales have been primarily determined by the amount of used textbooks that it can purchase. The Company believes that, on average, it is able to fulfill approximately 20% to 25% of its demand. As a result, the Company's success has depended primarily on its inventory procurement, and the Company continues to focus its efforts on obtaining inventory. In order to ensure its ability to both obtain and redistribute inventory, the Company's Textbook Division strategy has emphasized establishing and maintaining strong customer and supplier relationships with college bookstores (primarily, independent and institutional college bookstores) through its employee account representatives. These 36 account representatives (as of

March 31, 2003) are responsible for procuring used textbooks from students, marketing the Company's services on campus, purchasing overstock textbooks from bookstores and securing leads for sale of the Company's systems products. The Company has been able to maintain a competitive edge by providing superior service, made possible primarily through the development and maintenance of ready access to inventory, information and supply. Other components of the Textbook Division strategy and its implementation include: (i) selectively paying a marginal premium relative to competitors to entice students to sell back more books to the Company; (ii) gaining access to competitive campuses (where the campus bookstore is contract-managed by a competitor) by opening off-campus, Company-owned college bookstores; (iii) using technology to gain efficiencies and to improve customer service; (iv) maintaining a knowledgeable and experienced sales force that is customer-service oriented; (v) providing working capital flexibility for bookstores making substantial purchases; and
(vi) establishing long-term supply arrangements by rewarding customers who make a long-term commitment to supplying the Company with a large portion of their books.

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

BOOKSTORE DIVISION

    An important aspect of the Company's business strategy is a program designed to reach new customers through the opening or acquisition of bookstores adjacent to college campuses or the contract-management of stores on campus. In addition to generating sales of new and used textbooks and general merchandise, these outlets enhance the Company's Textbook Division by increasing the inventory of used books purchased from the campus.

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

    As of March 31, 2003 the Company operated 109 college bookstores nationwide, having expanded from 59 bookstores in 1998. During fiscal 2003 NBC purchased four bookstores located in Greeley, Colorado; Bowling Green, Kentucky; and Nacogdoches, Texas and closed stores in Berkeley, California; Big Rapids, Michigan; and Richmond, Virginia when their leases expired.

    The table below highlights certain information regarding the Company's bookstores opened through March 31, 2003.

                Bookstores                                         Approximate
                 Open at    Bookstores    Bookstores   Bookstores     Total
                Beginning      Added        Closed     at End of     Square
                of Fiscal     During        During      Fiscal       Footage
   Fiscal Year    Year     Fiscal Year  Fiscal Year(1)    Year    (in thousands)
   -----------  ---------  -----------  -------------- ---------- --------------

       1999         59          8            2              65         537
       2000         65         35            2              98         733
       2001         98          4            0             102         740
       2002        102         10            4             108         797
       2003        108          4            3             109         798

------------

(1) In fiscal 1999, the property leases at two bookstore locations expired and were not renewed by the Company. In fiscal 2000, the property lease at one bookstore location expired and was not renewed by the Company and one Triro, Inc. bookstore location which did not meet the Company's expansion criteria described below was closed. In fiscal 2002, the property leases at two bookstore locations expired and were not renewed by the Company and two bookstore locations in Austin, Texas were sold to a large Textbook Division customer. In fiscal 2003, the property leases at three bookstore locations expired and were not renewed by the Company.

    The Company plans to continue increasing the number of bookstores in operation. The bookstore expansion plan will focus on campuses where the Company does not already have a strong relationship with the on-campus bookstore. In determining to open a bookstore, the Company looks at several criteria: (i) a large enough market to justify the Company's efforts (typically this means a campus of at least 8,000 students); (ii) a site in close proximity to campus with adequate parking and accessibility; (iii) the potential of the bookstore to have a broad product mix (larger bookstores are more attractive than smaller bookstores because a full line of general merchandise can be offered in addition to textbooks); (iv) the availability of top-quality management; and (v) certain other factors, including leasehold improvement opportunities and personnel costs. The Company also plans to be more active in reviewing opportunities to contract-manage additional stores.

    The Company's bookstores have an average size of 7,300 gross square feet but range in size from 500 to 50,000 square feet. The Company estimates that leasehold improvements, furniture and fixtures, and automation with the Company's PRISM system, the Company's proprietary total-store management system, for new bookstores cost approximately $100,000 per bookstore, after giving effect to construction allowances.

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

CUSTOMERS

    The Company sells its products and services to college bookstores throughout the United States, Canada and Puerto Rico for ultimate use by the students of the respective colleges. The Company's 25 largest Textbook Division customers accounted for approximately 5.8% of fiscal 2003 consolidated revenues. No single Textbook Division customer accounted for more than 1.0% of the Company's fiscal 2003 consolidated revenues.

    The Company's Textbook Division purchases from and resells used textbooks to many of the nation's largest college campuses including: University of Texas, University of Southern California, Indiana University, San Diego State University, University of Washington, and University of Minnesota.

    The Company's college bookstores are located on many of the nation's largest college campuses including: University of Nebraska, University of Michigan, University of Maryland, Arizona State University, Pennsylvania State University, University of Kansas, Michigan State University, University of California - Berkeley, Texas A&M University, University of Florida, and University of Tennessee.

    The Company's distance education program is, among other things, a primary supplier of textbooks and educational material to students enrolled in on-line courses offered through one institution. That institution accounts for greater than 50.0% of total revenues in the distance education program.

    No single customer accounted for more than 10.0% of the Company's fiscal 2003 consolidated revenues.

COMPETITION

    The Company's  Textbook  Division  competes in the used  textbook  wholesale distribution market. This market includes the sale of all used textbooks purchased from students by an independent third party which are then redistributed through college bookstores; sales to contract-managed stores, which obtain virtually all of their supply of used textbooks from within their chain of stores under common management; and used textbooks retained by college bookstores.

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

    The  Company's   Bookstore  Division  competes  with  other  college  campus bookstores, including the on-campus bookstore in those locations where the Company's bookstore is off-campus.

    Both the Company's Textbook and Bookstore Divisions compete with a number of entities that have entered the college marketplace, or enhanced their sales channel to that marketplace, through E-commerce. These competitors typically use the Internet to establish websites designed to sell textbooks and/or other merchandise directly to students, by-passing the traditional college bookstore. By contrast, the Company's software products, WebPRISM and CampusHub, are designed to sell textbooks and other merchandise through a college bookstore website, not around it. The Company also competes against the expansion of electronic media as a source of textbook information, such as on-line resources, E-Books, print-on-demand textbooks and CD-ROM, which may replace or modify the need for students to purchase textbooks through the traditional college bookstore. The Company does not believe that such competition has had a material adverse impact on the Company's results of operations.

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

EMPLOYEES

    As of March 31, 2003 the Company had a total of approximately 2,900 employees, of which approximately 1,000 were full-time, approximately 700 were part-time and approximately 1,200 were temporary. The Company has no unionized employees and believes that its relationship with its employees is satisfactory.

    In view of the seasonal nature of its Textbook Division, the Company utilizes seasonal labor to improve operating efficiency. The Company employs a small number of "flex-pool" workers who are cross-trained in a variety of warehouse functions. Recently, the Company has employed up to 50 flex-pool workers in the Nebraska and California facilities, thereby enabling the Company to lower Textbook Division operating expenses. Temporary employees augment the flex-pool to meet periodic labor demands.


                               ITEM 2. PROPERTIES.

    The Company owns its two Textbook Division warehouses (totaling 244,000 square feet) in Lincoln, Nebraska (one of which is also the location of its headquarters), and leases its 60,000 square foot Textbook Division warehouse in Cypress, California. The Cypress lease expires on August 31, 2007. The Company's distance education program resides in a leased facility with 49,500 square feet in Athens, Ohio. The lease expires on May 31, 2007 and has one five-year option to renew.

    Listed below, set forth as of March 31, 2003, are the Company's college bookstores, their location, college served and the school's enrollment.

    Institution                                       Location                Enrollment(1)    Store Name
    -----------                                       --------                -------------    ----------
    University of Alabama                             Tuscaloosa, AL                 19,800  The College Store
    University of Arkansas--Little Rock               Little Rock, AR                12,300  Campus Bookstore
    Northern Arizona University                       Flagstaff, AZ                  16,800  The College Store
    Northern Arizona University                       Flagstaff, AZ                  16,800  University Text and Tools
    Arizona State University                          Tempe, AZ                      49,000  The College Store
    Arizona State University                          Tempe, AZ                      49,000  Rother's Bookstore
    University of Arizona                             Tucson, AZ                     34,300  Arizona Book Store
    University of Arizona                             Tucson, AZ                     34,300  Rother's University Bookstore
    University of California - Berkeley               Berkeley, CA                   30,500  Ned's Bookstore
    University of California - Berkeley               Berkeley, CA                   30,500  Ned's Bookstore  II
    University of California - Berkeley               Berkeley, CA                   30,500  Ned's Bookstore - Boalt Hall
    California State University - Northridge          Northridge, CA                 32,500  The College Store
    University of Northern Colorado                   Greeley, CO                    13,000  The Book Stop
    Daytona Beach Community College                   Daytona Beach, FL              20,000  College Book Rack
    University of Florida, also serving:              Gainesville, FL                48,200  Florida Book Store
       Santa Fe Community College                                                    13,900
    University of Florida, also serving:              Gainesville, FL                48,200  Florida Book Store, Volume II
       Santa Fe Community College                                                    13,900
    Miami Dade Community College-Kendall              Miami, FL                      18,400  Lemox College Book & Supply
    University of Central Florida, also serving:      Orlando, FL                    35,400  College Book & Supply
       Seminole Community College                                                     9,600
       Valencia Community College                                                    15,000
    University of Central Florida                     Orlando, FL                    35,400  Knight's Corner
    Georgia State University                          Atlanta, GA                    33,000  Georgia Book Store
    Drake University                                  Des Moines, IA                  4,300  D-Shoppe (2)
    Drake University, also serving:                   Des Moines, IA                  4,300  University Book Store (3)
       Mercy College of Health Sciences                                                 400
    Southern Illinois University                      Carbondale, IL                 18,200  Saluki Bookstore
    Ball Sate University                              Muncie, IN                     20,300  Collegiate Book Exchange
    Valparaiso University                             Valparaiso, IN                  3,500  University Book Center (2)
    University of Kansas                              Lawrence, KS                   25,500  University Book Shop
    Johnson County Community College                  Overland Park, KS              16,100  The College Store
    Western Kentucky University                       Bowling Green, KY              17,000  Lemox-Bowling Green
    Western Kentucky University                       Bowling Green, KY              17,000  Lemox II
    University of Louisville                          Louisville, KY                 21,100  College Book Warehouse
    Eastern Kentucky University                       Richmond, KY                   17,500  University Book & Supply
    University of Maryland                            College Park, MD               46,500  Maryland Book Exchange
    Prince George's Community College                 Largo, MD                      13,000  Prince George's Community
                                                                                                College Bookstore (2)


    Institution                                       Location                Enrollment(1)    Store Name
    -----------                                       --------                -------------    ----------
    Concordia University - Ann Arbor                  Ann Arbor, MI                     600  Concordia College Bookstore (2)
    University of Michigan                            Ann Arbor, MI                  42,500  Michigan Book & Supply
    University of Michigan                            Ann Arbor, MI                  42,500  Ulrich's Bookstore
    Oakland University                                Auburn Hills, MI               20,000  Textbook Outlet
    Wayne County Community College                    Belleville, MI                 24,000  Ned's Bookstore (2)
    Wayne County Community College                    Detroit, MI                    24,000  Ned's WCCC Downtown (2)
    Wayne County Community College                    Detroit, MI                    24,000  Ned's WCCC Eastern (2)
    Wayne County Community College                    Detroit, MI                    24,000  Ned's WCCC Northwest (2)
    Wayne County Community College                    Taylor, MI                     24,000  Ned's WCCC Downriver (2)
    Michigan State University                         East Lansing, MI               43,300  The College Store
    Michigan State University                         East Lansing, MI               43,300  Ned's Bookstore
    Kettering University                              Flint, MI                       3,300  The Campus Store (2)
    Eastern Michigan University, also serving:        Ypsilanti, MI                  23,000  Campus Book & Supply
       Washtenaw Community College                                                   11,200
       Washtenaw Technical Middle College                                               500
    Eastern Michigan University                       Ypsilanti, MI                  23,000  Ned's Bookstore
    Eastern Michigan University                       Ypsilanti, MI                  23,000  Ned's College of Business
                                                                                                Bookstore
    Minnesota State University Mankato                Mankato, MN                    12,900  Maverick Bookstore (3)
    North Carolina State University                   Raleigh, NC                    29,000  Packbackers Student Bookstore
    Chadron State College                             Chadron, NE                     2,400  Chadron Book Shop
    Chadron State College                             Chadron, NE                     2,400  Eagle Pride Bookstore (2)
    University of Nebraska-- Kearney                  Kearney, NE                     7,100  The Antelope Bookstore (2)
    University of Nebraska-- Lincoln                  Lincoln, NE                    22,800  Big Red Shop
    University of Nebraska-- Lincoln                  Lincoln, NE                    22,800  Nebraska Bookstore (3)
    Nebraska Wesleyan University                      Lincoln, NE                     1,700  Prairie Wolves Bookstore (2)
    Wayne State College                               Wayne, NE                       3,900  Student Bookstore
    University of Nevada Las Vegas                    Las Vegas, NV                  20,700  Rebelbooks
    State  University  of New York--  Buffalo,  also  Amherst, NY                    24,000  The College Store
    serving:
       Erie Community College - North Campus                                          5,600
    State University of New York - Binghamton         Vestal, NY                     12,800  The Bookbridge
    University of Akron                               Akron, OH                      21,700  The College Store
    Ohio University                                   Athens, OH                     19,500  Specialty Books
    Ohio State University                             Columbus, OH                   47,900  College Town
    Wright State University, also serving:            Fairborn, OH                   17,000  The College Store
       Sinclair Community College                                                    11,900
    University of Oklahoma                            Norman, OK                     20,000  Boomer Book Store
    University of Oklahoma                            Norman, OK                     20,000  Sooner Textbooks
    Oklahoma State University                         Stillwater, OK                 20,500  Cowboy Book
    Indiana University of Pennsylvania                Indiana, PA                    14,000  The College Store
    University of Pittsburgh                          Pittsburgh, PA                 29,000  The College Store
    Pennsylvania State University                     State College, PA              42,000  University Book Centre
    College of Charleston                             Charleston, SC                  9,900  University Book of Charleston
    Columbia College                                  Columbia, SC                    1,500  C-Square Bookstore (2)
    University of South Carolina                      Columbia, SC                   23,700  Carolina Spirit Shop
    University of South Carolina                      Columbia, SC                   23,700  South Carolina Book Store
    East Tennessee State University                   Johnson City, TN               12,100  The College Store
    University of Tennessee                           Knoxville, TN                  26,000  Rocky Top Books
    University of Tennessee                           Knoxville, TN                  26,000  Rocky Top East (3)
    University of Texas - Arlington                   Arlington, TX                  22,000  The College Store
    Austin Community College                          Austin, TX                     25,000  Bevo's ACC
    Austin Community College                          Austin, TX                     25,000  Bevo's Northridge
    Blinn College                                     Bryan, TX                       7,600  Rother's Bookstore
    Texas A&M University                              College Station, TX            42,900  Rother's  Bookstore  -  College
                                                                                             Station
    Texas A&M University                              College Station, TX            42,900  Rother's   Bookstore  -  George
                                                                                             Bush
    Texas A&M University                              College Station, TX            42,900  Rother's Bookstore - Woodstone
    Southern Methodist University                     Dallas, TX                      9,800  Varsity Book Store
    University of North Texas, also serving:          Denton, TX                     30,100  Voertman's (3)
       North Central Texas College                                                    6,000
       Texas Woman's University                                                       7,900
    University of Texas-- Pan American                Edinburg, TX                   18,000  South Texas Book & Supply
    North Harris College                              Houston, TX                     9,500  College Bookstore (3)
    North Harris College                              Humble, TX                      9,500  College Bookstore
    University of Houston, also serving:              Houston, TX                    33,000  Rother's Bookstore
       Texas Southern University School of Law                                          200
    Texas Tech University                             Lubbock, TX                    29,000  Double T Bookstore
    Texas Tech University                             Lubbock, TX                    29,000  Double T Bookstore II
    Texas Tech University                             Lubbock, TX                    29,000  Double T Bookstore III
    Texas Tech University                             Lubbock, TX                    29,000  Spirit Shop
    South Texas Community College                     McAllen, TX                    14,000  South Texas Book & Supply
    Stephen F. Austin State University                Nacogdoches, TX                10,500  Varsity Book Store


    Institution                                       Location                Enrollment(1)    Store Name
    -----------                                       --------                -------------    ----------
    San Antonio College, also serving:                San Antonio, TX                22,700  L&M Bookstore
       Northwest Vista College                                                        7,900
       Palo Alto College                                                              7,300
       St. Philip's College                                                          11,100
       UTSA - Downtown                                                                5,000
    University of Texas-- San Antonio                 San Antonio, TX                20,500  L&M  UTSA Bookstore
    Southwest Texas State University                  San Marcos, TX                 25,000  Colloquium Bookstore
    Southwest Texas State University                  San Marcos, TX                 25,000  Colloquium Too
    Southwest Texas State University                  San Marcos, TX                 25,000  Rother's Bookstore
    Tarleton State University                         Stephenville, TX                7,700  Rother's Bookstore
    Baylor University                                 Waco, TX                       13,200  Rother's Bookstore
    Baylor University                                 Waco, TX                       13,200  University Bookstore and
                                                                                                Spirit Shop
    Midwestern State University                       Wichita Falls, TX               5,800  Rother's Bookstore
    Virginia Polytechnic Institute and State          Blacksburg, VA                 26,000  Tech Bookstore
       University
    Old Dominion University                           Norfolk, VA                    19,000  Dominion Bookstore
    Radford University                                Radford, VA                     8,500  Radford Book Exchange
    Western Washington University, also serving:      Bellingham, WA                 12,000  The College Store
       Whatcom Community College                                                      4,000

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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No items were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2003.

                                    PART II


            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS.

    As of May 30, 2003, based upon the number of holders on record, there were 51 holders of the Company's Class A Common Stock and 71 holders of outstanding stock options to purchase 81,825 shares of the Company's Class A Common Stock.
As discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data", the payment of dividends is subject to various restrictions under the Company's debt instruments. As a result, the Company has declared no dividends on its Class A Common Stock during fiscal 2003 and 2002. There is no established public trading market for the Company's Class A Common Stock.

    During February, 2003 and in conjunction with his retirement, NBC's former Vice President of Administration and Secretary exercised vested options to purchase 750 shares of the Company's Class A Common Stock under the 1998 Performance Stock Option Plan at an exercise price of $52.47 per share and 125 shares of the Company's Class A Common Stock under the 1998 Performance Stock Option Plan at an exercise price of $106 per share, forfeiting unvested options to purchase 450 shares of the Company's Class A Common Stock under the 1998 Performance Stock Option Plan at an exercise price of $52.47 per share and 375 shares of the Company's Class A Common Stock under the 1998 Performance Stock Option Plan at an exercise price of $106 per share. This transaction, which did not involve any public offering, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). Proceeds from this issuance were utilized for general operating activities.


                        ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth selected historical consolidated financial and other data of the Company as of and for the fiscal years ended March 31, 2003, 2002, 2001, 2000, and 1999, respectively. The selected historical consolidated financial data was derived from the audited consolidated financial statements of the Company.

    The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes thereto included in Item 8 herein.

                                                             Fiscal Years Ended March 31,
                                            ----------------------------------------------------------------
                                                2003         2002         2001         2000         1999
                                            ------------- ------------ ------------ -----------  -----------
STATEMENT OF OPERATIONS DATA:                                          (dollars in thousands)
  Revenues                                      $370,510     $338,917     $301,669    $267,069     $218,638
  Costs of sales                                 224,488      206,976      187,099     164,984      137,989
                                            ------------- ------------ ------------ -----------  -----------
      Gross profit                               146,022      131,941      114,570     102,085       80,649
  Operating expenses:
    Selling, general, and administrative          90,391       84,871       74,100      65,820       51,289
    Depreciation                                   2,988        3,087        2,956       3,096        2,393
    Amortization (3)                                 644          505       10,446       9,320        6,149
                                            ------------- ------------ ------------ -----------  -----------
      Income from operations                      51,999       43,478       27,068      23,849       20,818
  Other expenses (income):
    Interest expense                              22,192       24,408       24,008      23,398       22,854
    Interest income                                 (360)        (400)        (615)       (356)        (351)
    Loss on derivative instruments                   156          361            -           -            -
                                            ------------- ------------ ------------ -----------  -----------
      Income (loss) before income taxes           30,011       19,109        3,675         807       (1,685)
  Income tax expense                              12,232        7,954        3,407       2,516          574
                                            ------------- ------------ ------------ -----------  -----------
      Net income (loss)                         $ 17,779     $ 11,155     $    268    $ (1,709)    $ (2,259)
                                            ============= ============ ============ ===========  ===========
  Earnings (loss) per share:
    Basic                                       $  14.07     $   8.83     $   0.21    $  (1.48)    $  (2.37)
    Diluted                                        13.88         8.83         0.21       (1.48)       (2.37)

OTHER DATA:
  EBITDA (1)                                    $ 55,631     $ 47,070     $ 40,470    $ 36,265     $ 29,360
  Net cash flows from operating activities        37,332       31,038        8,839      18,945       10,296
  Net cash flows from investing activities        (5,327)      (7,616)      (4,994)    (30,244)      (5,067)
  Net cash flows from financing activities        (4,018)     (16,412)      (3,887)     11,690       (6,976)
  Capital expenditures                             3,708        2,277        1,759       3,542        2,842
  Business acquisition expenditures (2)            1,389        6,110        2,975      26,072        2,086

  Number of bookstores open at end of the period     109          108          102          98           65

BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents                     $ 39,405     $ 11,419     $  4,410    $  4,451     $  4,060
  Working capital                                 81,966       75,865       72,394      62,244       55,442
  Total assets                                   210,379      185,033      167,701     168,991      142,879
  Total debt, including current maturities       219,367      216,915      224,219     222,552      219,904



(1) EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As the Company is highly-leveraged and as the Company's equity is not publicly-traded, management believes that EBITDA is useful in measuring its liquidity and provides additional information for determining its ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Debentures, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing the Company's financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

        The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash Flows included in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:


                                                                 Fiscal Year Ended March 31,
                                                  2003        2002        2001        2000         1999
                                              ------------ ----------- ----------- -----------  -----------
                                                                   (dollars in thousands)
EBITDA                                           $ 55,631    $ 47,070    $ 40,470    $ 36,265     $ 29,360

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                     360         400         615         356          351
  Provision for losses on accounts receivable         452       1,630         434         141          135
  Cash paid for interest                          (13,549)    (15,225)    (16,001)    (16,175)     (16,528)
  Cash refunded (paid) for income taxes           (14,533)     (4,063)     (6,018)     (2,424)       2,911
  (Gain) Loss on disposal of assets                    36        (483)         60          18           90
  Other                                                 -           -           -           7            -
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals(4)        8,935       1,709     (10,721)        757       (6,023)
                                              ------------ ----------- ----------- -----------  -----------
Net Cash Flows from Operating Activities         $ 37,332    $ 31,038    $  8,839    $ 18,945     $ 10,296
                                              ============ =========== =========== ===========  ===========

(2)     Business  acquisition   expenditures  represent  established  businesses
        purchased by the Company.

(3) The Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on April 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but rather tested for impairment on a periodic basis.

(4) Changes in operating assets and liabilities, net of effect of acquisitions/disposals includes the changes in the balances of receivables, inventories, prepaid expenses and other assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.



       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

FISCAL YEAR ENDED MARCH 31, 2003 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2002.

    REVENUES. Revenues for the years ended March 31, 2003 and 2002 and the corresponding change in revenues were as follows:

                                                                             Change
                                      2003             2002            Amount     Percentage
                                 ---------------  ---------------  -------------- ----------
Textbook Division                 $ 132,806,703    $ 122,893,781    $  9,912,922      8.1 %
Bookstore Division                  216,943,133      201,399,648      15,543,485      7.7 %
Complementary Services Division      44,004,856       38,093,091       5,911,765     15.5 %
Intercompany eliminations           (23,244,843)     (23,470,111)        225,268     (1.0)%
                                 ---------------  ---------------  -------------- ----------
                                  $ 370,509,849    $ 338,916,409    $ 31,593,440      9.3 %
                                 ===============  ===============  ============== ==========

    The increase in Textbook Division revenues for the year ended March 31, 2003 was due in part to publisher price increases, complemented by an increase in unit sales. The increase in Bookstore Division revenues was primarily attributable to an increase in same store sales of 4.9%, or $9.4 million, and to the acquisition of new college bookstores (defined by the Company as stores acquired since April 1, 2001). These new bookstores provided a $6.2 million increase in revenues. Complementary Services Division revenues increased primarily due to growth in the Company's distance education program, offset in part by outsourcing the plastic bag program late in fiscal 2002 and a decline in systems division revenues resulting from revisions made to certain agreements with TheCampusHub.com, Inc. and a drop in system installations. The increased revenues in distance education resulted primarily from additional services provided to the program's largest account and, in part, to services provided to new accounts. The Company's intercompany transactions decreased primarily due to changes made to some of the Complementary Services Division programs.

    GROSS PROFIT. Gross profit for fiscal 2003 increased $14.1 million, or 10.7%, to $146.0 million from $131.9 million for fiscal 2002. This increase was primarily due to higher revenues and an increase in gross margin percent. Gross margin percent was 39.4% for fiscal 2003 as compared to 38.9% for fiscal 2002. Gross margin percent in the Textbook Division experienced a small decline primarily as a result of the impact of the incentive programs, while gross margin percentages in the Bookstore Division improved primarily due to certain margin improvement efforts. Complementary Services Division experienced a small decline due to the lower-margin distance education program continuing to grow as a percentage of total Complementary Services Division revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 2003 increased $5.5 million, or 6.5%, to $90.4 million from $84.9 million for fiscal 2002. Selling, general and administrative expenses as a percentage of revenues were 24.4% and 25.0% in fiscal 2003 and fiscal 2002, respectively. The increase in expenses is primarily the result of the Company's growth, as previously discussed. The decrease in expenses as a percentage of revenues is primarily attributable to revenue growth outpacing growth in certain expenses, particularly salaries and wages.

    EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for fiscal 2003 and 2002 and the corresponding change in EBITDA were as follows:

                                                                        Change
                                       2003          2002          Amount    Percentage
                                 -------------- -------------- ------------- ----------
Textbook Division                 $ 33,915,223   $ 31,290,952   $ 2,624,271      8.4 %
Bookstore Division                  26,992,497     22,399,279     4,593,218     20.5 %
Complementary Services Division      2,041,093        696,335     1,344,758    193.1 %
Corporate administration            (7,318,023)    (7,316,701)       (1,322)    (0.0)%
                                 -------------- -------------- ------------- ----------
                                  $ 55,630,790   $ 47,069,865   $ 8,560,925     18.2 %
                                 ============== ============== ============= ==========

    The increase in EBITDA in the Textbook Division was attributable to increased revenues and a decline in certain expenses as a percentage of revenues, offset in part by the aforementioned decline in gross margin percent. The increase in EBITDA in the Bookstore Division was primarily due to increased revenues, improved margins, and a decline in certain expenses as a percentage of revenues. The increase in EBITDA in the Complementary Services Division was primarily due to increased revenues and a decline in certain expenses as a percentage of revenues, offset in part by a slightly lower gross margin percent attributable to revenue mix. Corporate administrative costs have remained stable between fiscal years.

    INTEREST EXPENSE, NET. Interest expense, net for fiscal 2003 decreased $2.2 million, or 9.1%, to $21.8 million from $24.0 million for fiscal 2002, primarily due to reduced interest charges on the Senior Credit Facility resulting from the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002 and reduced usage under the Revolving Credit Facility. Additionally, a portion of interest expense associated with the interest rate swap agreements previously classified as interest expense is now included in the loss on derivative financial instruments, as discussed in the footnotes to the consolidated financial statements presented in Item 8. These decreases were partially offset by increasing original issue debt discount amortization and accrued interest on the Company's Senior Discount Debentures, which became fully-accreted on February 15, 2003.

    LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. This loss is attributable to the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002. As a result of the optional prepayment, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. This loss represents the change in the fair value of the portion of the interest rate swap agreements that no longer qualify as hedging instruments, along with interest associated with that portion of the interest rate swap agreements.

    INCOME TAXES. Income tax expense for fiscal 2003 increased $4.2 million, or 53.8%, to $12.2 million from $8.0 million for fiscal 2002. The Company's effective tax rate for fiscal years 2003 and 2002 was 40.8% and 41.6%, respectively. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

FISCAL YEAR ENDED MARCH 31, 2002 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2001.

    REVENUES. Revenues for the years ended March 31, 2002 and 2001 and the corresponding change in revenues were as follows:

                                                                          Change
                                       2002           2001           Amount     Percentage
                                 --------------- --------------- -------------- ----------
Textbook Division                 $ 122,893,781   $ 113,006,804   $  9,886,977       8.7%
Bookstore Division                  201,399,648     182,856,000     18,543,648      10.1%
Complementary Services Division      38,093,091      26,647,451     11,445,640      43.0%
Intercompany eliminations           (23,470,111)    (20,841,402)    (2,628,709)     12.6%
                                 --------------- --------------- -------------- ----------
                                  $ 338,916,409   $ 301,668,853   $ 37,247,556      12.3%
                                 =============== =============== ============== ==========

    The increase in Textbook Division revenues for the year ended March 31, 2002 was due in part to publisher price increases, complemented by an increase in unit sales. The Company believes that this increase in unit sales is partly the result of recent enhancements made to the Company's incentive programs. The increase in Bookstore Division revenues was primarily attributable to an increase in same store sales of 4.7% (excluding two stores that were sold since April 1, 2000), or $8.2 million, and to the acquisition of 14 new college bookstores (defined by the Company as stores acquired since April 1, 2000). These new bookstores provided a $12.7 million increase in revenues. Complementary Services Division revenues increased primarily due to growth in the Company's distance education and system sales programs. The increased revenues in distance education resulted primarily from additional services provided to the program's largest account and, in part, to services provided to new accounts. As the Company's Textbook and Bookstore Divisions have grown, the Company's intercompany transactions have also increased.

    GROSS PROFIT. Gross profit for fiscal 2002 increased $17.3 million, or 15.2%, to $131.9 million from $114.6 million for fiscal 2001. This increase was primarily due to higher revenues and an increase in gross margin percent. Gross margin percent was 38.9% for fiscal 2002 as compared to 38.0% for fiscal 2001, driven primarily by strong used textbook margins in both the Textbook and Bookstore Divisions.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 2002 increased $10.8 million, or 14.5%, to
$84.9  million  from  $74.1  million  for  fiscal  2001.  Selling,  general  and administrative expenses as a percentage of revenues were 25.0% and 24.6% in fiscal 2002 and fiscal 2001, respectively. The increase in expenses is primarily the result of the Company's revenue and operational growth, as previously discussed. Expenses as a percentage of revenues increased to 25.0% primarily due to $1.0 million in increased bad debt expense recognized in the Complementary Services Division. Revenues attributable to the management services and technology sale and license agreements with TheCampusHub.com, Inc., which is partially owned by the Company's majority owner, were recognized in fiscal 2002 under the anticipation that, if necessary, TheCampusHub.com, Inc. would make a capital call to its shareholders to provide the funding necessary to meet its obligations under the aforementioned agreements. TheCampusHub.com, Inc. reached break-even on a cash flow basis, excluding amounts under the management services and technology sale and license agreements, during its most recent fiscal year.

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

    EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for fiscal 2002 and 2001 and the corresponding change in EBITDA were as follows:

                                                                      Change
                                       2002         2001         Amount     Percentage
                                 -------------- ------------- ------------- ----------
Textbook Division                 $ 31,290,952  $ 27,534,524   $ 3,756,428     13.6 %
Bookstore Division                  22,399,279    18,636,044     3,763,235     20.2 %
Complementary Services Division        696,335        73,248       623,087    850.7 %
Corporate administration            (7,316,701)   (5,774,175)   (1,542,526)   (26.7)%
                                 -------------- ------------- ------------- ----------
                                  $ 47,069,865  $ 40,469,641   $ 6,600,224     16.3 %
                                 ============== ============= ============= ==========

    The increase in EBITDA in the Textbook Division was attributable to increased revenues and strong used textbook margins. The increase in EBITDA in the Bookstore Division was primarily due to increased revenues and strong used textbook margins. The improvement in EBITDA in the Complementary Services Division was primarily due to increased revenues. Corporate administrative costs have increased between fiscal years, primarily due to increased personnel costs attributable to the Company's continued growth and rising insurance costs.

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

    PRODUCT RETURNS. The Company recognizes revenue from Textbook Division sales at the time of shipment. The Company has established a program which, under certain conditions, enables its customers to return textbooks. The Company records reductions to revenue and costs of sales for the estimated impact of textbooks with return privileges which have yet to be returned to the Textbook Division. Additional reductions to revenue and costs of sales may be required if the actual rate of product returns exceeds the estimated rate of product returns. The estimated rate of product returns is determined utilizing actual historical product return experience.

    BAD DEBTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    INVENTORY VALUATION. The Company's Bookstore Division values new textbook and non-textbook inventories at the lower of cost or market using the retail inventory method (first-in, first-out cost basis). Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments and estimates which impact the ending inventory valuation at cost as well as the resulting gross margins. Changes in the fact patterns underlying such management judgments and estimates could ultimately result in adjusted inventory costs.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Debentures, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flow and funds borrowed under NBC's Revolving Credit Facility. At March 31, 2003, the Company's total indebtedness was approximately $219.4 million, consisting of approximately $30.5 million in Term Loans, $110.0 million of the Senior Subordinated Notes, $76.0 million of the Senior Discount Debentures and $2.9 million of other indebtedness, including capital lease obligations.

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and the Senior Discount Debentures represent significant liquidity requirements for the Company. Under the terms of the Tranche A and Tranche B Loans, after taking into account optional prepayments and excess cash flow payments and obligations, NBC is scheduled to make principal payments totaling approximately $19.2 million in fiscal 2004, $3.8 million in fiscal 2005, and $7.5 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards Tranche A and Tranche B Loan principal balances. There was an excess cash flow payment obligation at March 31, 2003 of approximately $14.7 million that is due and payable in September, 2003. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by NBC. NBC has separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate Tranche A and Tranche B Loans have been converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008. The Senior Discount Debentures require semi-annual cash interest payments commencing August 15, 2003 at a fixed rate of 10.75% and mature on February 15, 2009.

    The Company's capital expenditures were $3.7 million, $2.3 million, and $1.8 million for the fiscal years ended March 31, 2003, 2002, and 2001, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

    Business acquisition expenditures were $1.4 million, $6.1 million, and $3.0 million for the fiscal years ended March 31, 2003, 2002, and 2001, respectively. For the fiscal year ended March 31, 2003, four bookstore locations were acquired serving Stephen F. Austin State University, the University of Northern Colorado and Western Kentucky University. For the fiscal year ended March 31, 2002, ten bookstore locations were acquired serving the University of California - Berkeley, Western Washington University, Chadron State College, North Carolina State University, the University of Oklahoma, Radford University, the University of Central Florida, and the University of Florida. For the fiscal year ended March 31, 2001, four bookstore locations were acquired serving Southern Methodist University, Oakland University, the University of Tennessee, and the University of Oklahoma. The Company's ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During fiscal 2003, bookstores serving Virginia Commonwealth University, Ferris State University, and the University of California - Berkeley were closed upon the expiration of the property leases. During fiscal 2002, NBC closed bookstores serving Austin Community College and Coconino Community College upon expiration of the property leases and sold certain assets of two of its college bookstore locations serving the University of Texas in Austin, Texas for approximately $1.1 million, recognizing a gain on disposal of approximately $0.5 million. This gain is presented as an offset to selling, general, and administrative expenses in the Company's consolidated statements of operations. Annual combined revenues for these two locations for the year ended March 31, 2001 were approximately $2.4 million. The sale was made to one of the Company's largest Textbook Division customers.

    During fiscal 2003, NBC's former Vice President of Administration and Secretary exercised vested options to purchase 750 shares of the Company's Class A Common Stock under the 1998 Performance Stock Option Plan at an exercise price of $52.47 per share ("Founder's Price") and 125 shares of the Company's Class A Common Stock under the 1998 Performance Stock Option Plan at an exercise price of $106 per share. This transaction, which did not involve any public offering, was exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2). Proceeds from this issuance were utilized for general operating activities. During fiscal 2002, the Company issued 2,621 shares of its Class A Common Stock to NBC's Senior Vice President of the Bookstore Division at the Founder's Price of $52.47 per share, in exchange for $13,752 in cash and a promissory note in the principal amount of $123,765 maturing January, 2009 and bearing interest at 5.25% per year. This transaction, which did not involve any public offering, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). Proceeds from this issuance were utilized for general operating activities. During fiscal 2001, the Company issued 12,237 shares of its Class A Common Stock to certain NBC employees. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(b) thereof and Rule 505 of Regulation D promulgated thereunder. Such shares were issued at $52.47 per share. Proceeds from this issuance, which totaled $642,039, were utilized for general operating activities.

      The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). For the year ended March 31, 2003, weighted-average borrowings under the Revolving Credit Facility approximated $9.8 million, with actual borrowings ranging from a low of no borrowings to a high of $35.8 million. Net cash flows from operating activities for the year ended March 31, 2003 were $37.3 million, an increase of $6.3 million from $31.0 million for the year ended March 31, 2002. This increase was primarily attributable to improved operations.

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

    As of March 31, 2003, NBC could borrow up to $41.0 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at March 31, 2003. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

    The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, any required excess cash flow payments, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing.

    The following tables present aggregated information as of March 31, 2003 regarding the Company's contractual obligations and commercial commitments:


                                                             Payments Due by Period
                                      --------------------------------------------------------------
    Contractual                          Less Than         1-3             4-5            After 5
    Obligations            Total          1 Year          Years           Years            Years
--------------------- --------------- -------------- --------------  ---------------  --------------
Long-term debt         $ 216,936,990   $ 19,181,277   $ 11,352,859    $ 110,075,590    $ 76,327,264
Capital lease
obligations                2,430,286        124,703        387,096          577,415       1,341,072
Operating leases          36,518,000      7,951,000     12,817,000        8,562,000       7,188,000
                      --------------- -------------- --------------  ---------------  --------------
  Total                $ 255,885,276   $ 27,256,980   $ 24,556,955    $ 119,215,005    $ 84,856,336
                      =============== ============== ==============  ===============  ==============


                                                 Amount of Commitment Expiration Per Period
                           Total       --------------------------------------------------------------
 Other Commercial         Amounts        Less Than        1-3              4-5            Over 5
  Commitments            Committed         1 Year         Years            Years          Years
--------------------- --------------- -------------- --------------  ---------------  --------------

Unused line of credit  $  50,000,000   $ 50,000,000   $          -    $           -    $          -
                      =============== ============== ==============  ===============  ==============

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

    In fiscal 2001, NBC entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which is partially owned by the Company's majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by NBC. Such agreements included an equity option agreement, a management services agreement, and a technology sale and license agreement. The equity option agreement provides NBC the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc. The option is being accounted for as a cost method investment in accordance with APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. The management services agreement, which was extended for one year and expires on May 10, 2004, reimburses NBC for certain direct costs incurred on behalf of TheCampusHub.com, Inc. Prior to its amendment as described below, the management services agreement also required TheCampusHub.com, Inc. to pay NBC $0.5 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement, including as amended, is recognized as the services are performed. The technology sale and license agreement provides for NBC to license its E-commerce software capabilities to TheCampusHub.com, Inc. Prior to its amendment as described below, the technology sale and license agreement required TheCampusHub.com, Inc. to pay NBC $0.5 million per year over a period of three years. The technology sale and license agreement also provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from NBC during that three year period and was extended for one year, expiring on May 10, 2004. The license fees were recognized as Complementary Services Division revenue over the term of the agreement. For the years ended March 31, 2003, 2002, and 2001, revenues attributable to the management services and technology sale and license agreements totaled $0.3 million, $1.0 million, and $0.9 million, respectively, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.6 million, $0.8 million, and $0.9 million, respectively.

    Revenues attributable to the management services and technology sale and license agreements were recognized in fiscal 2002 under the anticipation that, if necessary, TheCampusHub.com, Inc. would make a capital call to its shareholders to provide the funding necessary to meet its obligations under the aforementioned agreements. TheCampusHub.com, Inc. reached break-even on a cash flow basis, excluding amounts under the management services and technology sale and license agreements, during fiscal 2002. While it remains a viable business and is funding its own operations, it was not generating sufficient excess cash flow to fund its obligations under the aforementioned agreements and the remaining capital available from its shareholders was reserved to fund strategic development opportunities and, if required, ongoing operations. As a result, on March 31, 2002 NBC established a reserve of approximately $1.0 million on net amounts due from TheCampusHub.com, Inc. and ultimately wrote-off approximately $1.0 million of net amounts due during fiscal 2003. Net amounts due from TheCampusHub.com, Inc. at March 31, 2003 and 2002 totaled $0.1 million and $0.2 million, respectively. Effective April 1, 2002, the management services and technology sale and license agreements were amended, eliminating the annual licensing fee and reducing the annual management services fee for certain shared management and administrative support to $0.3 million. NBC continues to benefit from its relationship with TheCampusHub.com, Inc., as the technology developed further enhances the product/service offering of NBC to its Textbook Division customers.

    On August 2, 2002, HWH Capital Partners, L.P. and HWH Cornhusker Partners, L.P., affiliates of HWP, along with certain other stockholders of the Company (collectively with HWP, the "Sellers"), sold approximately 33% of the issued and outstanding shares of the Company to certain funds affiliated with Weston Presidio (Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P., collectively the "Weston Presidio Funds"). HWP retained a controlling interest in the Company after the sale. This sale is referred to as the "Weston Presidio Transaction". Under the terms of a buy-sell agreement entered into in connection with this sale, Weston Presidio may require that the Sellers repurchase Weston Presidio's shares of the Company at a price as defined in the buy-sell agreement, unless a majority of the Sellers elects, in the alternative, to sell to Weston Presidio their remaining shares of the Company at a price as defined in the buy-sell agreement.

    As of March 31, 2003 and 2002, notes receivable from stockholders totaled $0.3 million and $0.7 million, respectively, and the associated interest receivable totaled approximately $4,000 and $136,000, respectively. Such notes, which were amended and restated in July, 2002, mature between January, 2009 and January, 2010 and bear interest at 5.25%.

SEASONALITY

    The Company's Textbook and Bookstore Divisions experience two distinct selling periods and the Textbook Division experiences two distinct buying periods. The peak selling periods for the Textbook Division occur prior to the beginning of each college semester in August and December. The buying periods for the Textbook Division occur at the end of each college semester in late December and May. The primary selling periods for the Bookstore Division are in September and January. In fiscal 2003, approximately 43% of the Company's annual revenues were earned in the second fiscal quarter (July-September), while approximately 29% of the Company's annual revenues were earned in the fourth fiscal quarter (January-March). Accordingly, the Company's working capital requirements fluctuate throughout the year, increasing substantially at the end of each college semester, in May and December, as a result of the buying periods. The Company funds its working capital requirements primarily through the Revolving Credit Facility, which historically has been repaid with cash provided from operations.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

    In January, 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of the consolidation requirements attributable to existing entities in fiscal 2004 is not expected to have a significant impact on the Company's consolidated financial statements. In June, 2001 the Financial Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on its consolidated financial statements. In May, 2003 the Financial Accounting Standards Board issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This standard improves the accounting for certain financial instruments that issuers previously accounted for as equity, requiring such instruments to be classified as liabilities in certain situations. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for interim periods beginning after June 15, 2003. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on its consolidated financial statements.

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

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                                      RISK.


    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $219.4 million in total indebtedness outstanding at March 31, 2003, approximately $30.5 million is subject to fluctuations in the Eurodollar rate. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Debentures) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC has separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate Tranche A and Tranche B Loans have been converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. The notional amount under each agreement as of March 31, 2003 was approximately $19.0 million. Such notional amounts are reduced periodically by amounts equal to the originally-scheduled principal payments on the Tranche A and Tranche B Loans.

    The following table presents quantitative information about the Company's market risk sensitive instruments (the weighted-average variable rates are based on implied forward rates in the yield curve at March 31, 2003):

                                                                              Variable to Fixed Interest
                         Fixed Rate Debt           Variable Rate Debt                 Rate Swaps
                   --------------------------  --------------------------  --------------------------------
                                    Weighted-                   Weighted-                      Weighted-
                                    Average                     Average                         Average
                     Principal      Interest     Principal      Interest      Notional        Pay/Receive
                     Cash Flows       Rate     Cash Flows (1)     Rate         Amounts           Rates
                   ---------------  ---------  ---------------  ---------  ----------------  --------------
Fiscal Year Ended
March 31:
  2004              $     150,654      9.60%     $ 19,155,326      3.57%      $ 12,275,000   5.81% / 1.22%
  2005                    196,314      9.59%        3,763,945      4.83%               -                -
  2006                    251,807      9.59%        7,527,889      6.08%               -                -
  2007                    306,016      9.59%              -         -                  -                -
  2008                110,346,989      9.59%              -         -                  -                -
  Thereafter           77,668,336     10.77%              -         -                  -                -
                   ---------------  ---------  ---------------  ---------  ----------------  --------------
    Total           $ 188,920,116      9.68%     $ 30,447,160      4.24%      $ 12,275,000   5.81% / 1.22%
                   ===============  =========  ===============  =========  ================  ==============

    Fair Value      $ 185,116,064        -       $ 30,447,160       -         $   (845,669)             -
                   ===============             ===============             ================

(1) Principal cash flows represent scheduled principal payments and are adjusted for anticipated excess cash flow payments and optional prepayments (as defined in the Credit Agreement underlying the Senior
        Credit Facility) to be applied toward principal balances. The excess cash flow payment obligation for fiscal 2003 is reflected in such principal cash flows.

    Certain quantitative market risk disclosures have changed since March 31, 2002 as a result of market fluctuations, movement in interest rates, principal payments, and new capital lease obligations. The following table presents summarized market risk information for the years ended March 31, 2003 and 2002:

                                               March 31,      March 31,
                                                 2003           2002
                                            -------------- --------------
Fair Values:
  Fixed rate debt                           $ 185,116,064  $ 165,683,478
  Variable rate debt                           30,447,160     34,900,000
  Interest rate swaps                            (845,669)    (1,618,397)

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                    9.68%          9.66%
  Variable rate debt                                 4.24%          7.01%
  Interest rate swaps receive rate                   1.22%          3.19%

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF NBC ACQUISITION CORP. FOR THE YEARS ENDED MARCH 31, 2003, 2002, AND 2001

Independent Auditors' Report..................................................31

Consolidated Balance Sheets...................................................32

Consolidated Statements of Operations.........................................33

Consolidated Statements of Stockholders' Deficit..............................34

Consolidated Statements of Cash Flows.........................................35

Notes to Consolidated Financial Statements....................................36

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NBC Acquisition Corp.
Lincoln, Nebraska

    We have audited the accompanying consolidated balance sheets of NBC Acquisition Corp. and subsidiary as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NBC Acquisition Corp. and subsidiary as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Lincoln, Nebraska
May  27, 2003

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                              March 31,
                                                          2003         2002
                                                      ------------ ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 39,405,382 $ 11,419,277
  Receivables                                          29,085,329   29,384,249
  Inventories                                          68,315,352   69,908,414
  Deferred income taxes                                 3,861,932    3,557,325
  Prepaid expenses and other assets                       834,284      498,440
                                                     ------------ ------------
    Total current assets                              141,502,279  114,767,705

PROPERTY AND EQUIPMENT, net of
  depreciation & amortization                          27,666,370   26,478,915

GOODWILL                                               30,472,823   29,791,335

IDENTIFIABLE INTANGIBLES, net of amortization             239,014      414,564

DEBT ISSUE COSTS, net of amortization                   6,055,751    7,642,465

OTHER ASSETS                                            4,442,780    5,937,710
                                                     ------------ ------------

                                                     $210,379,017 $185,032,694
                                                     ============ ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                   $ 19,857,301 $ 15,084,077
  Accrued employee compensation and benefits           10,642,713    8,910,902
  Accrued interest                                      2,505,772    1,547,199
  Accrued incentives                                    5,518,883    3,595,628
  Accrued expenses                                      1,077,844    1,060,969
  Income taxes payable                                     89,932    3,684,439
  Deferred revenue                                        538,230      432,790
  Current maturities of long-term debt                 19,181,277    4,476,156
  Current maturities of capital lease obligations         124,703      111,015
                                                     ------------ ------------
    Total current liabilities                          59,536,655   38,903,175

LONG-TERM DEBT, net of current maturities             197,755,713  210,275,783

CAPITAL LEASE OBLIGATIONS, net of current maturities    2,305,583    2,052,286

OTHER LONG-TERM LIABILITIES                               300,823    1,892,250

COMMITMENTS (Note H)

STOCKHOLDERS' DEFICIT:
  Class A common stock, voting, authorized 5,000,000
  shares of $.01 par value; issued and outstanding
  1,264,246 and 1,263,371 shares at March 31, 2003
  and 2002, respectively                                   12,642       12,634
  Additional paid-in capital                           65,381,476   65,304,884
  Notes receivable from stockholders                     (336,681)    (865,940)
  Accumulated deficit                                (114,158,563)(131,937,811)
  Accumulated other comprehensive loss                   (418,631)    (604,567)
                                                     ------------ ------------
    Total stockholders' deficit                       (49,519,757) (68,090,800)
                                                     ------------ ------------

                                                     $210,379,017 $185,032,694
                                                     ============ ============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                 Year Ended   March 31,
                                            2003          2002          2001
                                        ------------  ------------  ------------

REVENUES, net of returns                $370,509,849  $338,916,409 $301,668,853

COSTS OF SALES                           224,488,201   206,975,716  187,098,970
                                        ------------  ------------ ------------
Gross profit                             146,021,648   131,940,693  114,569,883

OPERATING EXPENSES:
  Selling, general and administrative     90,390,858    84,870,828   74,100,242
  Depreciation                             2,987,947     3,087,234    2,956,135
  Amortization                               644,053       504,468   10,445,766
                                        ------------  ------------ ------------
                                          94,022,858    88,462,530   87,502,143
                                        ------------  ------------ ------------

INCOME FROM OPERATIONS                    51,998,790    43,478,163   27,067,740

OTHER EXPENSES (INCOME):
  Interest expense                        22,192,314    24,408,403   24,008,120
  Interest income                           (360,448)     (399,573)    (615,430)
  Loss on derivative financial
  instruments                                155,831       360,445            -
                                        ------------  ------------ ------------
                                          21,987,697    24,369,275   23,392,690
                                        ------------  ------------ ------------

INCOME BEFORE INCOME TAXES                30,011,093    19,108,888    3,675,050

INCOME TAX EXPENSE                        12,231,845     7,953,584    3,406,972
                                        ------------  ------------ -------------

NET INCOME                              $ 17,779,248  $ 11,155,304 $    268,078
                                        ============  ============ =============

EARNINGS PER SHARE:
  Basic                                 $      14.07  $       8.83 $       0.21
                                        ============  ============ -============

  Diluted                               $      13.88  $       8.83 $       0.21
                                        ============  ============ -============

See notes to consolidated financial statements.


NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------

                                                                Notes                      Accumulated
                                              Additional     Receivable                       Other
                                 Common        Paid-in          From        Accumulated   Comprehensive                Comprehensive
                                 Stock         Capital      Stockholders      Deficit         Loss           Total        Income
                              -----------  -------------- --------------- --------------- -------------  ------------- -------------

BALANCE, April 1, 2000          $ 12,485    $ 64,525,477      $(660,910)   $(143,361,193)   $        -    $(79,484,141)

  Issuance of Class A
  common stock                       122         641,917              -                -             -         642,039  $         -

  Interest accrued on
  stockholder notes                    -               -        (36,261)               -             -         (36,261)           -

  Net income                           -               -              -          268,078             -         268,078      268,078
                              -----------  -------------- -------------- ---------------- -------------  -------------- ------------
BALANCE, March 31, 2001           12,607      65,167,394       (697,171)    (143,093,115)            -     (78,610,285) $   268,078
                                                                                                                        ============
  Issuance of Class A
  common stock                        27         137,490       (123,765)               -             -          13,752  $         -

  Interest accrued on
  stockholder notes                    -               -        (45,004)               -             -         (45,004)           -

  Net income                           -               -              -       11,155,304             -      11,155,304   11,155,304

  Other comprehensive loss,
  net of taxes:

    Cumulative effect of
    adoption of SFAS No.
    133, net of taxes of
    $401,760                           -               -              -                -      (602,640)       (602,640)    (602,640)

    Unrealized losses on
    interest rate swap
    agreements, net of
    taxes of $1,285                    -               -              -                -        (1,927)         (1,927)      (1,927)
                              -----------  -------------- -------------- ---------------- -------------  -------------- ------------
BALANCE, March 31, 2002           12,634      65,304,884       (865,940)    (131,937,811)     (604,567)    (68,090,800) $10,550,737
                                                                                                                        ============
  Issuance of Class A
  common stock upon
  exercise of stock options            8          52,592              -                -             -          52,600  $         -

  Deferred tax benefit
  associated with exercise
  of stock options                     -          24,000              -                -             -          24,000            -

  Payment on stockholder notes         -               -        552,089                -             -         552,089            -

  Interest accrued on
  stockholder notes                    -               -        (22,830)               -             -         (22,830)           -

  Net income                           -               -              -       17,779,248             -      17,779,248   17,779,248

  Other comprehensive income,
  net of taxes:

    Unrealized gains on interest
    rate swap agreements, net
    of taxes of $146,900               -               -              -                -       185,936         185,936      185,936
                              -----------  -------------- -------------- ---------------- -------------  -------------- ------------
BALANCE, March 31, 2003         $ 12,642    $ 65,381,476      $(336,681)  $ (114,158,563)   $ (418,631)   $(49,519,757) $17,965,184
                              ===========  ============== ============== ================ =============  ============== ============

See notes to consolidated financial statements.


NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------

                                                                             Year Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                            2003               2002               2001
                                                            ----------------  -----------------  -----------------
Net income                                                     $ 17,779,248       $ 11,155,304       $    268,078
Adjustments to reconcile net income to net cash
flows from operating activities:
  Provision for losses on accounts receivable                       451,578          1,629,704            434,070
  Depreciation                                                    2,987,947          3,087,234          2,956,135
  Amortization                                                    2,263,213          2,463,756         12,139,902
  Original issue debt discount amortization                       6,661,206          6,893,299          6,195,595
  Noncash interest (income) expense from derivative
  financial instruments                                            (249,310)           250,340                  -
  (Gain) Loss on derivative financial instruments                  (190,583)           360,445                  -
  (Gain) Loss on disposal of assets                                  35,428           (482,810)            59,627
  Reduction of income taxes paid due to employee
  exercise of stock options                                          24,000                  -                  -
  Deferred income taxes                                           1,269,000           (500,000)        (1,351,000)
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals:
    Receivables                                                    (175,488)           309,193         (7,618,872)
    Inventories                                                   2,061,981         (6,554,490)           354,360
    Recoverable income taxes                                              -            706,408           (706,408)
    Prepaid expenses and other assets                              (335,844)           (94,740)            23,602
    Other assets                                                   (346,736)          (683,573)           (85,526)
    Accounts payable                                              3,927,555          3,436,113         (4,497,902)
    Accrued employee compensation and benefits                    1,731,811          2,398,129            211,662
    Accrued interest                                                958,573             80,556            117,419
    Accrued incentives                                            1,923,255          2,613,734            856,541
    Accrued expenses                                                 16,875             96,188            271,867
    Income taxes payable                                         (3,594,507)         3,684,439           (553,893)
    Deferred revenue                                                105,440            153,808           (273,269)
    Other long-term liabilities                                      26,971             34,883             36,739
                                                            ----------------  -----------------  -----------------
      Net cash flows from operating activities                   37,331,613         31,037,920          8,838,727

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (3,707,733)        (2,276,892)        (1,759,010)
  Bookstore acquisitions, net of cash acquired                   (1,389,338)        (6,109,599)        (2,975,332)
  Proceeds from sale of bookstores                                        -          1,139,400                  -
  Proceeds from sale of property and equipment and other             19,643             49,487            144,834
  Software development costs                                       (249,644)          (418,463)          (403,996)
                                                            ----------------  -----------------  -----------------
      Net cash flows from investing activities                   (5,327,072)        (7,616,067)        (4,993,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                                        (32,446)                 -                  -
  Principal payments on long-term debt                           (4,476,155)       (16,308,445)        (4,456,324)
  Principal payments on capital lease obligations                  (114,524)          (117,388)           (72,320)
  Proceeds from issuance of common stock                             52,600             13,752            642,039
  Proceeds from payment on notes receivable from stockholders       552,089                  -                  -

                                                            ----------------  -----------------  -----------------
      Net cash flows from financing activities                   (4,018,436)       (16,412,081)        (3,886,605)
                                                            ----------------  -----------------  -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             27,986,105          7,009,772            (41,382)

CASH AND CASH EQUIVALENTS, Beginning of year                     11,419,277          4,409,505          4,450,887
                                                            ----------------  -----------------  -----------------
CASH AND CASH EQUIVALENTS, End of year                         $ 39,405,382       $ 11,419,277       $  4,409,505
                                                            ================  =================  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the year for:
    Interest                                                   $ 13,549,099       $ 15,224,920       $ 16,000,970
    Income taxes                                                 14,533,352          4,062,737          6,018,273

  Noncash investing and financing activities:
    Notes receivable from shareholders recorded
    upon issuance of common stock                              $          -       $    123,765       $          -

    Property acquired through capital lease                         381,509          2,228,972                  -

    Accumulated other comprehensive income (loss):

      Cumulative effect of adoption of SFAS No. 133,
      net of income taxes                                                 -           (602,640)                 -
      Unrealized gains (losses) on interest rate
      swap agreements, net of income taxes                          185,936             (1,927)                 -
      Deferred taxes resulting from accumulated
      other comprehensive income (loss)                             146,900           (403,045)                 -

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

    The Company does not conduct significant activities apart from its investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC. References to "the Company" and "NBC" are used interchangeably when discussing such operational matters. NBC participates in the college bookstore industry primarily by providing used textbooks to college bookstore operators, by operating its own college bookstores, by providing distance education products and services, and by providing proprietary college bookstore information systems and consulting services.

    On February 13, 1998, the Company consummated a Merger Agreement among a newly created corporation controlled and owned by affiliates of Haas Wheat & Partners, L.P. ("HWP"), the Company and certain shareholders of the Company pursuant to which the Company's outstanding debt and stock were restructured (the "Recapitalization"). As the new investor did not acquire substantially all of the common stock of the Company, a new basis of accounting was not established in connection with the Recapitalization, resulting in a negative charge to retained earnings of approximately $134.8 million. The Company and NBC obtained approximately $215.0 million in new debt financing in conjunction with the Recapitalization and capitalized debt issue costs of approximately $14.9 million associated with such new debt financing.

    On August 2, 2002, HWH Capital Partners, L.P. and HWH Cornhusker Partners, L.P., affiliates of HWP, along with certain other stockholders of the Company (collectively with HWP, the "Sellers"), sold approximately 33% of the issued and outstanding shares of the Company to certain funds affiliated with Weston Presidio (Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P., collectively the "Weston Presidio Funds"). HWP retained a controlling interest in the Company after the sale. This sale is referred to as the "Weston Presidio Transaction". Under the terms of a buy-sell agreement entered into in connection with this sale, Weston Presidio may require that the Sellers repurchase Weston Presidio's shares of the Company at a price as defined in the buy-sell agreement, unless a majority of the Sellers elects, in the alternative, to sell to Weston Presidio their remaining shares of the Company at a price as defined in the buy-sell agreement.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The significant accounting policies of the Company and its subsidiary are as follows:

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and NBC. All significant intercompany accounts and transactions are eliminated in consolidation.

    Effective July 1, 2002, NBC's distance learning division was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of NBC.

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

    SHIPPING AND HANDLING FEES AND COSTS: Amounts billed to a customer for shipping and handling have been classified as revenues in the consolidated statements of operations and approximated $5.4 million, $4.4 million, and $2.9 million for the years ended March 31, 2003, 2002, and 2001, respectively. Shipping and handling costs are included in operating expenses in the consolidated statements of operations and approximated $9.0 million, $8.0 million, and $6.8 million for the years ended March 31, 2003, 2002, and 2001, respectively.

    ADVERTISING: Advertising costs are expensed as incurred and approximated $3.2 million, $2.7 million, and $2.2 million for the years ended March 31, 2003, 2002, and 2001, respectively.

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

    INVENTORIES: Inventories are stated at the lower of cost or market. Inventories for the Textbook Division are determined on the weighted-average cost method. The Company's Bookstore Division values new textbook and non-textbook inventories using the retail inventory method (first-in, first-out cost basis). Other inventories are determined on the first-in, first-out cost method.

    PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is determined using a combination of the straight-line and accelerated methods. The majority of property and equipment have useful lives of five to seven years, with the exception of buildings which are depreciated over 39 years.

    SOFTWARE DEVELOPMENT COSTS: The Company's primary activities regarding the internal development of software revolve around its proprietary college bookstore  information  system  (PRISM),  which  is  utilized  by the  Company's
Bookstore Division and also marketed to the general public. As the PRISM software developed internally is intended for both internal use and sale to external customers, the Company adheres to the guidance in Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED as required by Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE.

    Development costs included in the research and development of new software products and enhancements to existing software products associated with the Company's proprietary college bookstore information systems are expensed as incurred until technological feasibility has been established. After technological feasibility is established, additional development costs are capitalized and amortized over the lesser of five years or the economic life of the related product. Recoverability of such capitalized costs is evaluated based upon estimates of future undiscounted cash flows. Capitalized software costs approximated $1.1 million and $1.2 million at March 31, 2003 and 2002, respectively. Certain functionalities have been completed and released to the general public. Amortization of the capitalized costs associated with such functionalities totaled $0.4 million, $0.3 million, and $0.1 million for the fiscal years ended March 31, 2003, 2002, and 2001, respectively.

    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS: Goodwill and other identifiable intangible assets were acquired through the acquisition of 100% of the stock of NBC effective September 1, 1995, and the acquisition of various bookstore operations and other businesses. Goodwill and intangible assets with indefinite useful lives are not amortized but rather tested at least annually for impairment. The test for impairment of goodwill is a two-step process that identifies potential impairment and then measures the amount of such impairment to be recorded in the consolidated financial statements. The test for impairment of intangible assets with indefinite useful lives consists of comparing the fair value of the intangible asset with its carrying amount, recognizing any excess carrying value as an impairment loss. Intangible assets with finite useful lives continue to be amortized on a straight-line basis over useful lives of 2-3 years. There were no impairment losses recognized during fiscal 2003.

    DEBT ISSUE COSTS: The costs related to the issuance of debt are capitalized and amortized to interest expense on a straight-line basis over the lives of the related debt. Accumulated amortization of such costs as of March 31, 2003 and 2002 was approximately $8.8 million and $7.2 million, respectively.

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

    DERIVATIVE FINANCIAL INSTRUMENTS: Interest rate swap agreements are utilized by the Company to reduce exposure to fluctuations in the interest rates on NBC's variable rate debt. Such agreements are recorded in the consolidated balance sheet at fair value. Changes in the fair value of the agreements are recorded in earnings or other comprehensive income (loss), based on whether the agreements are designated as part of the hedge transaction and whether the agreements are effective in offsetting the change in the value of the interest payments attributable to NBC`s variable rate debt.

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of March 31, 2003 and 2002, because of the relatively short maturity of these instruments. The fair value of long-term debt, including the current maturities, was approximately $215.6 million and $200.6 million as of March 31, 2003 and 2002, respectively, as determined primarily by quoted market values. The fair value of the interest rate swap agreements (see note I) approximated $(0.8) million and $(1.6) million as of March 31, 2003 and 2002 using quotes from brokers and represents the Company's loss on settlement if the existing agreements had been settled on that date.

    STOCK BASED COMPENSATION: The Company accounts for its stock-based compensation under provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations utilizing the intrinsic value method. Certain information regarding stock-based compensation is presented in the following tabular format:

                                              Fiscal Year Ended March 31,
                                            2003          2002         2001
                                       ------------- ------------- ------------
Net income, as reported                 $17,779,248   $11,155,304    $ 268,078

Add:  Stock-based employee
compensation expense included
in reported net income,
net of related tax effects                        -             -            -

Deduct:  Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects          (92,382)      (51,344)     (72,835)
                                       ------------- ------------- ------------
Pro forma net income                    $17,686,866   $11,103,960    $ 195,243
                                       ============= ============= ============

Earnings per share:
  Basic - as reported                   $     14.07   $      8.83    $    0.21
  Basic - pro forma                           14.00          8.79         0.15
  Diluted - as reported                       13.88          8.83         0.21
  Diluted - pro forma                         13.70          8.79         0.15


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

    COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) includes net income
(loss) and other comprehensive income (losses). For the years ended March 31, 2003, 2002, and 2001, other comprehensive income (losses) consisted of the cumulative effect of adoption of SFAS No. 133 and unrealized gains (losses) on interest rate swap agreements, net of taxes.

    ACCOUNTING STANDARDS NOT YET ADOPTED: In January, 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of the consolidation requirements attributable to existing entities in fiscal 2004 is not expected to have a significant impact on the Company's consolidated financial statements. In June, 2001 the Financial Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The

Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on the consolidated financial statements. In May, 2003 the Financial Accounting Standards Board issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This standard improves the accounting for certain financial instruments that issuers previously accounted for as equity, requiring such instruments to be classified as liabilities in certain situations. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for interim periods beginning after June 15, 2003. The Company does not expect its adoption of this standard in fiscal 2004 to have a significant impact on its consolidated financial statements.

C.  RECEIVABLES

    Receivables are summarized as follows:
                                                      March 31,
                                                 2003           2002
                                             ------------   -----------
   Trade receivables, less allowance for
   doubtful accounts of $442,942 and
   $429,803 at March 31, 2003 and 2002,
   respectively                              $13,792,759     $15,096,134

   Receivables from book publishers for
   returns                                    10,351,717       9,333,134

   Advances for book buy-backs                 2,294,455       2,162,439

   Computer finance agreements, current
   portion                                       445,393         352,286

   Related party receivables, less
   allowance for doubtful accounts
   of $1.0  million  at March 31, 2002           348,386         337,561

   Other                                       1,852,619       2,102,695
                                             -----------     -----------
                                             $29,085,329     $29,384,249
                                             ===========     ===========


   Trade receivables include the effect of estimated product returns. The amount of estimated product returns at March 31, 2003 and 2002 was approximately $6.0 million.

D.  INVENTORIES

    Inventories are summarized as follows:

                                                       March 31,
                                                 2003            2002
                                              -----------      -----------
   Textbook Division                          $28,908,121     $30,256,654
   Bookstore Division                          31,986,260      32,447,083
   Complementary Services Division              7,420,971       7,204,677
                                              -----------     -----------
                                              $68,315,352     $69,908,414
                                              ===========     ===========

    Textbook Division inventories include the effect of estimated product returns. The amount of estimated product returns at March 31, 2003 and 2002 was approximately $2.7 million.

    General and administrative costs associated with the storage and handling of inventory totaled approximately $7.4 million and $6.5 million for the years ended March 31, 2003 and 2002, respectively, of which approximately $2.1 million and $1.9 million was capitalized into inventory at March 31, 2003 and 2002, respectively.

E.  PROPERTY AND EQUIPMENT

    A summary of the cost of property and equipment follows:

                                                         March 31,
                                              -------------------------------
                                                   2003             2002
                                              --------------  ---------------
     Land                                      $  2,408,999     $  2,408,999
     Buildings and improvements                  17,394,396       17,002,181
     Leasehold improvements                       7,134,396        6,526,231
     Furniture and fixtures                       7,060,829        5,361,476
     Information systems                         11,514,821       10,786,038
     Automobiles and trucks                         337,957          321,476
     Machinery                                      564,468          450,510
     Projects in process                            483,246          204,521
                                              --------------  ---------------
                                                 46,899,112       43,061,432
     Less:  Accumulated depreciation &
     amortization                               (19,232,742)     (16,582,517)
                                              --------------  ---------------
                                               $ 27,666,370     $ 26,478,915
                                              ==============  ===============

F.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES

    On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement addresses how goodwill and other intangible assets should be accounted for in the financial statements upon acquisition and subsequent thereto.

    During the fiscal year ended March 31, 2003, NBC acquired four college bookstore locations in three separate transactions, none of which was material to the Company's consolidated financial statements. In June of 2002, NBC acquired certain assets of a privately owned bookstore serving the University of Northern Colorado. In November of 2002, NBC acquired certain assets of two privately owned bookstore locations serving Western Kentucky University. In March of 2003, NBC acquired certain assets of a privately owned bookstore serving Stephen F. Austin University. The total purchase price, net of cash acquired, of such acquisitions was approximately $1.4 million, of which approximately $0.1 million was assigned to covenants not to compete with amortization periods of three years and approximately $0.7 million was assigned to tax-deductible goodwill.

    The changes in the carrying amount of goodwill for the years ended March 31, 2003 and 2002 are as follows:


                                                        Year Ended March 31,
                                                         2003          2002
                                                    ------------- -------------
     Balance, beginning of year                      $29,791,335   $26,659,797

     Goodwill acquired during the year                   681,488     3,327,249

     Goodwill included in gain on disposal
     of assets                                                 -      (195,711)
                                                    ------------- -------------
     Balance, end of year                            $30,472,823   $29,791,335
                                                    ============= =============

    The following table presents certain financial information assuming that amortization expense associated with goodwill was excluded for all periods presented:

                                                           Year Ended March 31,
                                                    2003           2002           2001
                                               -------------- -------------- --------------
Net Income:
  Net income, as reported                       $ 17,779,248   $ 11,155,304    $   268,078
  Add:  Goodwill amortization                              -              -     10,169,697
  Deduct: Tax benefit of goodwill amortization             -              -     (2,364,766)
                                               -------------- -------------- --------------
  Net income, as adjusted                       $ 17,779,248   $ 11,155,304    $ 8,073,009
                                               ============== ============== ==============

Basic Earnings Per Share:
  Basic earnings per share, as reported         $      14.07   $       8.83    $      0.21
  Add:  Goodwill amortization                              -              -           8.07
  Deduct: Tax benefit of goodwill amortization             -              -          (1.88)
                                               -------------- -------------- --------------
  Basic earnings per share, as adjusted         $      14.07   $       8.83    $      6.40
                                               ============== ============== ==============

Diluted Earnings Per Share:
  Diluted earnings per share, as reported       $      13.88   $       8.83    $      0.21
  Add:  Goodwill amortization                              -              -           8.05
  Deduct: Tax benefit of goodwill amortization             -              -          (1.87)
                                               -------------- -------------- --------------
  Diluted earnings per share, as adjusted       $      13.88   $       8.83    $      6.39
                                               ============== ============== ==============

    The following table presents the total carrying amount of goodwill, by reportable segment, as of March 31, 2003 and 2002, respectively. Goodwill assigned to corporate administration represents the carrying value of goodwill arising from the Company's acquisition of NBC on September 1, 1995. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                                      March 31,
                                                 2003            2002
                                            -------------- ---------------

  Bookstore Division                         $ 13,702,249    $ 13,020,761
  Complementary Services Division                       -               -
                                            -------------- ---------------
    Total for reportable segments              13,702,249      13,020,761
  Corporate administration                     16,770,574      16,770,574
                                            -------------- ---------------
     Total goodwill                          $ 30,472,823    $ 29,791,335
                                            ============== ===============

    Identifiable intangible assets, net of amortization expense of approximately $0.3 million and $0.2 million as of March 31, 2003 and 2002, respectively, were not material.

G.  LONG-TERM DEBT

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

    The Revolving Credit Facility expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at March 31, 2003 was approximately $41.0 million. The Revolving Credit Facility was unused at March 31, 2003.

    The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. Additionally, there is a 0.3% commitment fee for the average daily unused amount of the Revolving Credit Facility. The average borrowings under the Revolving Credit Facility for the years ended March 31, 2003 and 2002 were approximately $9.8 million and $14.0 million at an average rate of 5.5% and 7.8%, respectively.

    The Senior Credit Facility is collateralized by substantially all of the Company's assets. The Senior Credit Facility also stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as amended, shall be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. An optional prepayment of $10.0 million was made on March 29, 2002 and applied towards the Tranche A Loan and Tranche B Loan in accordance with the Credit Agreement. There is also an excess cash flow payment obligation at March 31, 2003 of approximately $14.7 million that is included in the current portion of long-term debt and is due and payable on September 29, 2003.

    Additional funding of the Recapitalization included the proceeds of the issuance by NBC of $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes") and the issuance by the Company of $76.0 million face amount of 10.75% senior discount debentures due 2009 (the "Senior Discount Debentures"). The Senior Discount Debentures were issued at a discount of approximately $31.0 million and accreted in value at the rate of 10.75% compounded semi-annually through February 15, 2003, with semi-annual interest payments commencing August 15, 2003.

    Borrowings consist of the following:

                                                            March 31,
                                                       2003            2002
                                                   -----------     -----------
     Tranche A Loan, due March 31, 2004,
     quarterly principal payments, plus
     interest at a floating rate based
     on Eurodollar rate plus applicable
     margin % (2.76% and 4.24% at
     March 31, 2003 and 2002, respectively)       $  6,642,873   $ 11,095,713

     Tranche B Loan, due March 31, 2006,
     quarterly principal payments, plus
     interest at a floating rate based
     on Eurodollar rate plus applicable
     margin % (3.76% and 4.49% at
     March 31, 2003 and 2002, respectively)         23,804,287     23,804,287

     Senior subordinated notes, unsecured,
     due February 15, 2008, semi-annual
     interest payments at a fixed rate of
     8.75%                                         110,000,000    110,000,000

     Senior discount debentures, unsecured,
     maturing February 15, 2009, semi-annual
     interest payments at a rate of 10.75%,
     commencing August 15, 2003, net of a
     discount of $6,661,206 at March 31, 2002       76,000,000     69,338,794

     Mortgage note payable with an insurance
     company assumed with the acquisition of
     a bookstore facility, due December 1, 2013,
     monthly payments of $6,446 including
     interest at 10.75%                                489,830        513,145
                                                  -------------  -------------
                                                   216,936,990    214,751,939
     Less current maturities                       (19,181,277)    (4,476,156)
                                                  -------------  -------------
                                                  $197,755,713   $210,275,783
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

    At March 31, 2003, the aggregate maturities of long-term debt for the next five years were as follows:

        Fiscal Year
        -----------
        2004                             $ 19,181,277
        2005                                3,792,826
        2006                                7,560,033
        2007                                   35,774
        2008                              110,039,816

H.  LEASES AND OTHER COMMITMENTS

    In conjunction with two bookstores acquired in June of 2001 and one bookstore acquired in March of 2003, NBC entered into bookstore facility leases that qualified as capital leases. Such leases expire at various dates through fiscal 2013 and contain options to renew for periods of up to ten years. Capitalized leased property included in property and equipment was approximately $2.2 million at March 31, 2003, net of accumulated depreciation.

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

    Future minimum capital lease payments and aggregate minimum lease payments under noncancelable operating leases for the years ending March 31 are as follows:

                                          Capital     Operating
   Year                                   Leases        Leases
   ----                                -----------   ---------
   2004                                $   398,225   $ 7,951,000
   2005                                    424,791     6,788,000
   2006                                    454,947     6,029,000
   2007                                    477,392     4,954,000
   2008                                    480,895     3,608,000
   Thereafter                            1,629,495     7,188,000
                                       -----------   -----------
   Total minimum lease payments          3,865,745   $36,518,000
                                                     ===========
   Amount representing interest
     at 11.5%                           (1,435,459)
                                       ------------
   Present value of minimum lease
     payments                            2,430,286
   Obligations due within one year        (124,703)
                                       ------------
   Long-term obligations               $ 2,305,583
                                       ============

    Total rent expense for the years ended March 31, 2003, 2002, and 2001 was approximately $11.5 million, $10.6 million, and $9.6 million, respectively. Percentage rent expense for the years ended March 31, 2003, 2002, and 2001 was approximately $3.0 million, $2.5 million, and $2.0 million, respectively.

I.  DERIVATIVE FINANCIAL INSTRUMENTS

    The Financial Accounting Standards Board has issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, and SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This standard requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company utilizes derivative financial instruments primarily to manage the risk that changes in interest rates will affect the amount of its future interest payments on the Tranche A and Tranche B Loans and adopted SFAS No. 133 effective April 1, 2001.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $219.4 million in total indebtedness outstanding at March 31, 2003, $30.5 million is subject to fluctuations in the Eurodollar interest rate. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Debentures) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC has separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate Tranche A and Tranche B Loans have been converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminate on July 31, 2003. Notional amounts under the agreements are reduced periodically by amounts equal to the originally-scheduled principal payments on the Tranche A and Tranche B Loans. NBC is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. NBC anticipates the counterparties will be able to fully satisfy their obligations under the agreements. General information regarding the Company's exposure to fluctuations in Eurodollar interest rates is presented in the following table:

                                                            March 31,
                                                      2003             2002
                                                  -------------   -------------
  Total indebtedness outstanding                  $ 219,367,276   $216,915,240

  Indebtedness subject to Eurodollar fluctuations    30,447,160     34,900,000

  Notional amounts under swap agreements             38,100,000     44,900,000

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

    Under hedge accounting, the interest rate swap agreements are reflected at fair value in the Company's consolidated balance sheets (as "accounts payable" in fiscal 2003 and "other long-term liabilities" in fiscal 2002) and the related gains or losses on these agreements are generally recorded in stockholders' deficit, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive loss are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. The net effect of this accounting on the Company's consolidated results of operations is that interest expense on the Tranche A and Tranche B Loans is generally being recorded based on fixed interest rates. The fair value of the interest rate swap agreements reflected as a liability at March 31, 2003 and 2002 totaled $0.8 million and $1.6 million, respectively.

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

    As a result of a $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlate with remaining principal balances due under the Tranche A and Tranche B Loans. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the Tranche A and Tranche B Loans represents the portion of the agreements that no longer qualify for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualify for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the Tranche A and Tranche B Loans. The fair value allocated to the portion of the interest rate swap agreements that no longer qualify for hedge accounting was immediately recognized in the Company's consolidated results of operations as a loss on derivative financial instruments and totaled approximately $0.4 million. Changes in the fair value of this portion of the interest rate swap agreements, along with the proportionate share of actual net cash settlements attributable to this portion of the agreements, are also recognized as a gain
(loss) on derivative financial instruments in the consolidated statements of operations and totaled $(0.2) million for the year ended March 31, 2003.

Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the years ended March 31, 2003 and 2002:

                                                  Year Ended March 31,
                                                    2003        2002
                                                ------------ -----------
   Year-to-date increase (decrease)
   in fair value of swap agreements
   designated as hedges                         $ 582,146  $ (253,552)

   Year-to-date interest (income)
   expense recorded due to hedge
   ineffectiveness                               (249,310)    250,340



    Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest expense from derivative financial instruments", "gain or loss on derivative financial instruments", or as noncash investing and financing activities.

J.  NOTES RECEIVABLE FROM STOCKHOLDERS

    Notes receivable from stockholders reflected as a component of stockholders' deficit pertain to notes obtained from certain NBC executive officers in conjunction with certain issuances of the Company's Class A Common Stock. Such notes mature on various dates from January, 2009 to January, 2010, are payable at maturity, and bear interest at 5.25%.

K.  INCOME TAXES

    The provision (benefit) for income taxes consists of:

                                                Year Ended March 31,
                                          2003          2002         2001
                                        --------      ---------   ----------
   Current:
     Federal                         $ 8,801,085     $6,791,179  $ 3,811,112
     State                             2,161,760      1,662,405      946,860
   Deferred                            1,269,000       (500,000)  (1,351,000)
                                     $12,231,845     $7,953,584  $ 3,406,972

    The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the Federal income tax rate to income (loss) before income taxes:

                                                Year Ended March 31,
                                            2003          2002        2001
                                         ----------    ---------   ---------
   Statutory rate                          35.0%         35.0%         34.0%
   State income tax effect                  5.1           5.5          13.2
   Amortization of goodwill                   -             -          39.3
   Change in estimate of income tax
     liabilities                            0.3           0.5           3.0
   Other                                    0.4           0.6           3.2
                                         ------        ------        ------
                                           40.8%         41.6%         92.7%
                                         ======        ======        ======

    The components of the deferred tax assets consist of the following:

                                                March 31,
                                           2003           2002
                                        ----------     ---------
   Deferred income tax assets
   (liabilities), current:
     Vacation accruals                  $  495,160     $  532,816
     Inventory                             110,913         69,490
     Allowance for doubtful accounts       168,141        542,753
     Product returns                     1,238,155      1,237,730
     Incentive programs                  1,991,821      1,312,059
     Other                                (142,258)      (137,523)
                                        -----------    -----------
                                         3,861,932      3,557,325
                                        -----------    -----------
   Deferred income tax assets
   (liabilities), noncurrent:
     Deferred compensation agreements      114,192        103,955
     Goodwill amortization                 692,739      1,843,312
     Covenant not to compete             1,309,811      1,384,571
     Fixed assets                         (423,383)             -
     Unrealized losses on derivatives      321,016        403,045
                                        ----------     ----------
                                         2,014,375      3,734,883
                                        ----------     ----------
                                        $5,876,307     $7,292,208
                                        ==========     ==========

    The non-current portion of deferred tax assets (liabilities) is classified in other assets (liabilities).

L.  RETIREMENT PLAN

    The Company's subsidiary participates in and sponsors a 401(k) compensation deferral plan. The plan covers substantially all employees. The plan provisions include employee contributions based on a percentage of compensation along with a sponsor base contribution in addition to a limited matching feature. The sponsor contributions for the years ended March 31, 2003, 2002, and 2001 were approximately $1.0 million, $0.9 million, and $0.8 million, respectively.

M. DEFERRED COMPENSATION

    The Company has a non-qualified deferred compensation plan for selected employees. This plan allows participants to voluntarily elect to defer portions of their current compensation. The amounts can be distributed upon either death or voluntary/involuntary resignation or termination. Interest is accrued at the prime rate adjusted semi-annually on January 1 and July 1 and is compounded as of March 31. The liability for the deferred compensation is included in other long-term liabilities and approximated $0.3 million as of March 31, 2003 and 2002.

N.  STOCK-BASED COMPENSATION

    The Company has two stock-based compensation plans established to provide for the granting of options to purchase Class A Common Stock. Details regarding each of the plans in effect are as follows:

    1998 PERFORMANCE STOCK OPTION PLAN - This plan provides for the granting of options to purchase 53,771 shares of the Company's Class A Common Stock to selected members of senior management of the Company and its affiliates. All options granted were nonqualified stock options, although the plan also provides for incentive stock options. The Company granted a portion of the available options in fiscal years 2001-2003 upon the attainment of pre-established financial targets. Generally, twenty-five percent of the options granted became exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. The options have an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. At March 31, 2003, there were no options available for grant under the plan.

    1998 STOCK OPTION PLAN - This plan provides for the granting of options to purchase 29,229 shares of the Company's Class A Common Stock to selected employees, officers, and directors of the Company and its affiliates. All options granted were nonqualified stock options, although the plan also provides for incentive stock options. The Company granted such options at the discretion of a committee designated by the Board of Directors (the Committee). Generally, twenty-five percent of the options granted became exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Incentive stock options have an exercise price of not less than fair market value on the date the options are granted, while the Committee determines the exercise price for nonqualified options, which may be below fair market value, at the time of grant. All options expire ten years from the date of grant. At March 31, 2003, there were no options available for grant under the plan.

    No compensation cost was recognized for the options granted to employees in fiscal 2003, 2002, and 2001 as the exercise price was greater than or equal to the estimated fair value (including a discount for the holder's minority interest position and illiquidity of the Class A Common Stock) of the Company's Class A Common Stock on the date of grant. In fiscal 2002, the estimated fair value was based upon an independent valuation of the Class A Common Stock performed during fiscal 2002.

    A summary of the Company's stock-based compensation activity related to stock options for each of the plans for the three years ended March 31, 2003 is as follows:

                                                       Year Ended March 31,
                                          2003                2002               2001
                                    ------------------ ------------------ ------------------
                                             Weighted-           Weighted-          Weighted-
                                             Average             Average            Average
                                             Exercise            Exercise           Exercise
                                    Number    Price     Number    Price    Number    Price
                                    -------- --------- --------- -------- --------- --------
1998 Performance Stock
Option Plan:
   Outstanding - beginning of year   40,771   $ 52.47    22,530   $52.47     9,530   $52.47
   Granted                           13,825    107.39    18,241    52.47    13,000    52.47
   Expired/terminated                  (825)   (76.80)        -        -         -        -
   Exercised                           (875)   (60.12)        -        -         -        -
                                    -------- --------- --------- -------- --------- --------
   Outstanding - end of year         52,896   $ 66.32    40,771   $52.47    22,530   $52.47
                                    ======== ========= ========= ======== ========= ========

1998 Stock Option Plan:
   Outstanding - beginning of year   27,094   $ 52.47    28,094   $52.47    24,694   $52.47
   Granted                            2,135    106.00         -        -     3,400    52.47
   Expired/terminated                     -         -    (1,000)  (52.47)        -        -
   Exercised                              -         -         -        -         -        -
                                    -------- --------- --------- -------- --------- --------
   Outstanding - end of year         29,229   $ 56.38    27,094   $52.47    28,094   $52.47
                                    ======== ========= ========= ======== ========= ========


                                     1998 Performance    1998 Stock Option
                                     Stock Option Plan         Plan
                                    ------------------  ------------------
                                              Weighted-           Weighted-
                                             Average             Average
                                             Remaining           Remaining
                                             Contractual        Contractual Exercise
                                    Number   Life (Yrs)  Number  Life (Yrs)  Price
                                    -------- --------- --------- ---------  ---------
Outstanding - March 31, 2003:
  Exercise price of $52.47           39,571       7.4    27,094      6.2    $ 52.47
  Exercise price of $106             12,500       9.3     2,135      9.3     106.00
  Exercise price of $129.30             825       9.8         -        -     129.30
                                    -------- --------- --------- --------
  Weighted-average                   52,896       7.9    29,229      6.4
                                    ======== ========= ========= ========

Exercisable - March 31, 2003:
  Exercise price of $52.47           27,652       7.1    26,294      6.2    $ 52.47
  Exercise price of $106              3,127       9.3       534      9.3     106.00
  Exercise price of $129.30             206       9.8         -        -     129.30
                                    -------- --------- --------- --------
  Weighted-average                   30,985       7.3    26,828      6.2
                                    ======== ========= ========= ========

Outstanding as of March 31:
  2002                               40,771       8.4    27,094      7.2    $ 52.47
  2001                               22,530       8.7    28,094      8.2      52.47

Exercisable as of March 31:
  2002                               20,592       7.8    22,596      7.1    $ 52.47
  2001                               10,398       8.2    16,472      8.0      52.47

    If the Company accounted for its stock-based compensation using the fair value method prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED
COMPENSATION, the weighted-average grant-date fair value of options granted under the 1998 Performance Stock Option Plan in fiscals 2003, 2002, and 2001 would have been $14.35, $2.83, and $7.37 per option, respectively. The weighted-average grant-date fair value of options granted under the 1998 Stock Option Plan in fiscals 2003 and 2001 would have been $14.51 and $7.68 per option, respectively. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                            Year Ended      Year Ended       Year Ended
                           March 31, 2003  March 31, 2002   March 31, 2001
                           --------------  --------------   --------------

    Risk-free interest rate       3.68%          3.71%            6.26%
    Dividend yield                   -              -                -
    Expected volatility           1.00%          1.00%            1.00%
    Expected life (years)           4.0            1.5              3.0


O.  SEGMENT INFORMATION

    The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Textbook Division, Bookstore Division and Complementary Services Division. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Bookstore Division segment encompasses the operating activities of the Company's 109 college bookstores as of March 31, 2003 located on or adjacent to college campuses. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, and a centralized buying service.

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

    The following table provides selected information about profit or loss and assets on a segment basis for the three years ended March 31, 2003.

                                                                Complementary
                                      Textbook      Bookstore      Services
                                      Division       Division      Division       Total
                                    ------------  -------------- ------------ -------------
Year ended March 31, 2003:
  External customer revenues       $ 111,365,802  $ 216,026,871 $ 43,117,176 $ 370,509,849
  Intersegment revenues               21,440,901        916,262      887,680    23,244,843
  Depreciation and amortization
   expense                               671,628      2,141,544      646,287     3,459,459
  Earnings Before Interest, Taxes,
   Depreciation, and Amortization
   (EBITDA)                           33,915,223     26,992,497    2,041,093    62,948,813
  Total assets                        49,444,007     67,572,172   13,852,133   130,868,312

Year ended March 31, 2002:
  External customer revenues       $ 101,596,353  $ 200,850,901 $ 36,469,155 $ 338,916,409
  Intersegment revenues               21,297,428        548,747    1,623,936    23,470,111
  Depreciation and amortization
   expense                               462,448      2,241,941      633,863     3,338,252
  Earnings Before Interest, Taxes,
  Depreciation, and Amortization
   (EBITDA)                           31,290,952     22,399,279      696,335    54,386,566
  Total assets                        51,431,071     67,387,725   13,720,897   132,539,693

Year ended March 31, 2001:
  External customer revenues       $  93,922,712  $ 182,479,980 $ 25,266,161 $ 301,668,853
  Intersegment revenues               19,084,092        376,020    1,381,290    20,841,402
  Depreciation and amortization
   expense                               509,541      9,577,941    1,489,371    11,576,853
  Earnings Before Interest, Taxes,
  Depreciation and Amortization
   (EBITDA)                           27,534,524     18,636,044       73,248    46,243,816
  Total assets                        46,879,332     60,818,814    9,680,805   117,378,951

    The following table reconciles segment information presented above with consolidated information as presented in the consolidated financial statements for the three years ended March 31, 2003.

                                               Year Ended March 31,
                                        2003            2002         2001
                                    ------------- -------------- ------------
Revenues:
  Total for reportable segments     $ 393,754,692 $ 362,386,520 $ 322,510,255
  Elimination of intersegment
   revenues                           (23,244,843)  (23,470,111)  (20,841,402)
                                    ------------- ------------- -------------
    Consolidated total              $ 370,509,849 $ 338,916,409 $ 301,668,853
                                    ============= ============= =============

Depreciation and
Amortization Expense:
  Total for reportable segments     $   3,459,459  $  3,338,252  $ 11,576,853
  Corporate administration                172,541       253,450     1,825,048
                                    ------------- ------------- -------------
    Consolidated total              $   3,632,000  $  3,591,702  $ 13,401,901
                                    ============= ============= =============

Income Before Income Taxes:
  Total EBITDA for
   reportable segments               $ 62,948,813  $ 54,386,566  $ 46,243,816
  Corporate administrative costs       (7,318,023)   (7,316,701)   (5,774,175)
                                    ------------- ------------- -------------
                                       55,630,790    47,069,865    40,469,641
  Depreciation and amortization        (3,632,000)   (3,591,702)  (13,401,901)
                                    ------------- ------------- -------------
    Consolidated income from
     operations                        51,998,790    43,478,163    27,067,740
  Interest and other expense, net     (21,987,697)  (24,369,275)  (23,392,690)
                                    ------------- ------------- -------------
    Consolidated income before
      income taxes                   $ 30,011,093  $ 19,108,888  $  3,675,050
                                    ============= ============= =============

Total Assets:
  Total for reportable segments      $130,868,312  $132,539,693  $117,378,951
  Assets not allocated to segments:
    Cash and cash equivalents          34,276,049     6,798,602         1,170
    Receivables                        13,967,352    12,130,650    15,389,112
    Recoverable income taxes                    -             -       706,408
    Deferred income taxes               3,861,932     3,557,325     1,862,166
    Property and equipment, net           534,598       507,927       473,845
    Goodwill                           16,770,574    16,770,574    16,770,574
    Debt issue costs, net               6,055,751     7,642,465     9,601,753
    Other assets                        3,241,143     4,591,241     5,115,312
    Other                                 803,306       494,217       401,233
                                    ------------- ------------- -------------
     Consolidated total              $210,379,017  $185,032,694  $167,700,524
                                    ============= ============= =============

        EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As the Company is highly-leveraged and as the Company's equity is not publicly-traded, management believes that EBITDA is useful in measuring its liquidity and provides additional information for determining its ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Debentures, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing the Company's financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

       The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash
    Flows:

                                                    Year Ended March 31,
                                             2003          2002          2001
                                         ------------- ------------- -------------
EBITDA                                    $55,630,790   $47,069,865   $40,469,641

Adjustments to reconcile EBITDA
to net cash flows from operating
activities:

  Interest income                             360,448       399,573       615,430
  Provision for losses on
    accounts receivable                       451,578     1,629,704       434,070
  Cash paid for interest                  (13,549,099)  (15,224,920)  (16,000,970)
  Cash paid for income taxes              (14,533,352)   (4,062,737)   (6,018,273)
  (Gain) Loss on disposal of assets            35,428      (482,810)       59,627
  Changes in operating assets and
   liabilities, net of effect of
   acquisitions/disposals (1)               8,935,820     1,709,245   (10,720,798)
                                         ------------- ------------- -------------
Net Cash Flows from Operating Activities  $37,331,613   $31,037,920   $ 8,838,727
                                         ============= ============= =============

        (1)  Changes  in  operating  assets and  liabilities,  net  of effect of acquisitions/disposals includes the changes in the balances of receivables, inventories, prepaid expenses and other assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

P.  EARNINGS PER SHARE

    Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. For the purpose of calculating basic and diluted earnings per share, weighted average common shares outstanding were as follows:

                                                             Year Ended March 31,
                                                         2003        2002        2001
                                                    ------------- ----------- -----------
Basic Earnings Per Share:
  Weighted-average common shares outstanding           1,263,457   1,263,256   1,260,314

Diluted Earnings Per Share:
  Weighted-average common shares outstanding           1,281,262   1,263,256   1,263,546
  Incremental shares attributable to stock options        17,805           -       3,232
  Stock options outstanding                               82,125      67,865      50,624

    Stock options outstanding at March 31, 2002 had no impact on diluted earnings per share as the exercise price of such options was greater than the average estimated fair value (including a discount for the holder's minority interest position and illiquidity of the Class A Common Stock) of the Class A Common Stock underlying the options as of March 31, 2002. The estimated fair value as of March 31, 2002 was based upon an independent valuation of the Class A Common Stock performed during fiscal 2002.

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

    The equity option agreement provides NBC the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc. The option is being accounted for as a cost method investment in accordance with APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. The management services agreement, which was extended for one year and expires on May 10, 2004, reimburses NBC for certain direct costs incurred on behalf of TheCampusHub.com, Inc. Prior to its amendment as described below, the management service agreement also required TheCampusHub.com, Inc. to pay NBC $0.5 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement, including as amended, is recognized as the services are performed. The technology sale and license agreement provides for NBC to license its E-commerce software capabilities to TheCampusHub.com, Inc. Prior to its amendment as described below, the technology sale and license agreement required TheCampusHub.com, Inc to pay NBC $0.5 million per year over a period of three years. The technology sale and license agreement also provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from NBC during that three year period and was extended for one year, expiring on May 10, 2004. The license fees were recognized as Complementary Services Division revenue over the term of the agreement. For the years ended March 31, 2003, 2002, and 2001, revenues attributable to the management services and technology sale and license agreements totaled $0.3 million, $1.0 million, and $0.9 million, respectively, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.6 million, $0.8 million, and $0.9 million, respectively.

    Revenues attributable to the management services and technology sale and license agreements were recognized in fiscal 2002 under the anticipation that, if necessary, TheCampusHub.com, Inc. would make a capital call to its shareholders to provide the funding necessary to meet its obligations under the aforementioned agreements. TheCampusHub.com, Inc. reached break-even on a cash flow basis, excluding amounts under the management services and technology sale and license agreements, during fiscal 2002. While it remains a viable business and is funding its own operations, it was not generating sufficient excess cash flow to fund its obligations under the aforementioned agreements and the remaining capital available from its shareholders was reserved to fund strategic development opportunities and, if required, ongoing operations. As a result, on March 31, 2002 NBC established a reserve of approximately $1.0 million on net amounts due from TheCampusHub.com, Inc. and ultimately wrote-off approximately $1.0 million of net amounts due during fiscal 2003. Net amounts due from TheCampusHub.com, Inc. at March 31, 2003 and 2002 totaled $0.1 million and $0.2 million, respectively. Effective April 1, 2002, the management services and technology sale and license agreements were amended, eliminating the annual licensing fee and reducing the annual management services fee for certain shared management and administrative support to $0.3 million. NBC continues to benefit from its relationship with TheCampusHub.com, Inc., as the technology developed further enhances the product/service offering of NBC to its Textbook Division customers.

    During fiscal 2003, NBC's former Vice President of Administration and Secretary exercised vested options to purchase 750 shares of the Company's Class A Common Stock under the 1998 Performance Stock Option Plan at an exercise price of $52.47 per share ("Founder's Price") and 125 shares of the Company's Class A Common Stock under the 1998 Performance Stock Option Plan at an exercise price of $106 per share. This transaction, which did not involve any public offering, was exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2). During fiscal 2002, the Company issued 2,621 shares of its Class A Common Stock to NBC's Senior Vice President of the Bookstore Division at the Founder's Price of $52.47 per share, in exchange for $13,752 in cash and a promissory note in the principal amount of $123,765 maturing January, 2009 and bearing interest at 5.25% per year. This transaction, which did not involve any public offering, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). During fiscal 2001, the Company issued 12,237 shares of its Class A Common Stock to certain NBC employees. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 3(b) thereof and Rule 505 of Regulation D promulgated thereunder. Such shares were issued at the Founder's Price of $52.47 per share, resulting in total proceeds of $642,039. Proceeds from these issuances were utilized for general operating activities.


       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE.

    There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended March 31, 2003.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The members of the Board of Directors and executive officers of the Company and their ages are as follows:

         NAME           AGE           POSITION
         ----           ---           --------
   Robert B. Haas       55   Chairman and Director
   Douglas D. Wheat     52   Director
   Wyche H. Walton      37   Director
   Todd D. Robichaux    38   Director
   Michael F. Cronin    49   Director
   Mark L. Bono         43   Director
   Mark W. Oppegard     53   President/Chief Executive Officer, Secretary and
                             Director
   Alan G. Siemek       42   Vice President and Treasurer

   Barry S. Major       46   Chief Operating Officer, NBC
   William H. Allen     60   Senior Vice President of Textbook Division, NBC
   Robert A. Rupe       55   Senior Vice President of Bookstore Division, NBC
   Michael J. Kelly     45   Senior Vice President of Distance
                             Learning/Marketing Services and Other Complementary
                             Services, NBC
   Thomas A. Hoff       55   Vice President of Retail Development, NBC
   Larry R. Rempe       55   Vice President of Information Systems, NBC
   Kenneth F. Jirovsky  59   Vice President of Development, NBC
   Cynthia L. Morris    46   Vice President of Administration and Secretary, NBC

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

    DOUGLAS D. WHEAT became a Director of the Company and NBC upon the consummation of the Recapitalization. Mr. Wheat has also served as a Director of TheCampusHub.com, Inc. since its inception in 2000. Mr. Wheat has been President of Haas Wheat & Partners, L.P. since 1992; he was Co-Chairman of Grauer & Wheat, Inc. (a private investment firm) from 1989 to 1992 and Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation from 1985 to 1989. Mr. Wheat serves as a director of AMN Healthcare Services, Inc. and Playtex Products, Inc.

    WYCHE H. WALTON became a Director of the Company and NBC upon the consummation of the Weston Presidio Transaction in fiscal 2003. Mr. Walton has been Senior Vice President of Haas Wheat & Partners, L.P. (a private investment firm specializing in leveraged transactions) since 1995. Previously, Mr. Walton was a Vice President of McGarr Capital Management (a private investment firm) from 1994 to 1995. Mr. Walton also currently serves as a director of Playtex Products, Inc.

    TODD D. ROBICHAUX became a Director of the Company and NBC upon the consummation of the Weston Presidio Transaction in fiscal 2003. Mr. Robichaux has been Senior Vice President of Haas Wheat & Partners, L.P. since 1998; and with Wells Fargo Bank from 1988 to 1998 where he most recently served as a vice president of structured finance.

    MICHAEL F. CRONIN became a Director of the Company and NBC upon the consummation of the Weston Presidio Transaction in fiscal 2003. Mr. Cronin co-founded Weston Presidio, a private equity firm, in 1991 and is a managing member of the general partners of the Weston Funds. Mr. Cronin also serves as a Director of Tekni-Plex, Inc. and Tweeter Home Entertainment, Inc. as well as a number of the Weston Funds' portfolio companies.

    MARK L. BONO became a Director of the Company and NBC upon the consummation of the Weston Presidio Transaction in fiscal 2003. Mr. Bono joined Weston Presidio in 1999 and is a member of the general partners of the Weston Funds. Prior to 1999, Mr. Bono served in various positions at Tucker Anthony, an investment banking firm, including Managing Director and Co-Head of Mergers and Acquisitions. Mr. Bono also serves as a Director of Trimark Sportswear Group and Herald Media.

    MARK W. OPPEGARD has served in the college bookstore industry for 33 years (all of which have been with NBC) and became President/Chief Executive Officer, Secretary and a Director of the Company and Chief Executive Officer of NBC upon consummation of the Recapitalization on February 13, 1998. Additionally, Mr. Oppegard has served as President of NBC since 1992 and as a Director of NBC since 1995. Prior to the Recapitalization, Mr. Oppegard served as Vice President, Secretary, Assistant Treasurer and a Director of the Company between 1995 and 1998. Prior to 1992, Mr. Oppegard served in a series of positions at NBC, including Vice President of the Bookstore Division. Mr. Oppegard has also served as Chairman and a Director of TheCampusHub.com, Inc. since May, 2000, having previously served as the President and Chief Executive Officer of TheCampusHub.com, Inc. since its inception in February, 2000.

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

    WILLIAM H. ALLEN has served in the college bookstore industry for 38 years (of which 29 have been with NBC). NBC named Mr. Allen the Senior Vice President of the Textbook Division in April, 2001. Between 1994 and 2001, Mr. Allen served as Vice President of Warehouse Operations for NBC. Between 1974 and 1994, Mr. Allen served in a series of positions, including assistant manager of the Textbook Division. Prior to joining NBC in 1974, Mr. Allen was employed by the Missouri Store Company, a predecessor of MBS.

    ROBERT A. RUPE was named Senior Vice President of the Bookstore Division of NBC in April, 2001. Prior to joining NBC and a one-year period in which he was self-employed as a management training consultant, Mr. Rupe served as Vice President of Operations of Busybody, Inc., a specialty retailer with over 100 retail locations, from 1995 to 2000. Mr. Rupe has 33 years of retail experience, including a variety of senior management positions at May Department Stores, Marshall Field and Company, Phillips Van-Huesen and International Paper.

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

    THOMAS A. HOFF has served in the college bookstore industry for 16 years (all of which have been with NBC) and was named Vice President of Retail Development for NBC in April, 2001. Between 1992 and 2001, Mr. Hoff served as Vice President of the Bookstore Division for NBC. Mr. Hoff served as an assistant to the Vice President of the Bookstore Division between 1987 and 1992.

    LARRY R. REMPE has served in the college bookstore industry for 17 years (all of which have been with NBC) and has been Vice President of Information Systems for NBC since 1986. Between 1974 and 1986, Mr. Rempe served in various positions for Lincoln Industries, Inc. ("Lincoln"), a holding company that owned NBC until 1995.

    KENNETH F. JIROVSKY has served in the college bookstore industry for 42 years (all of which have been with NBC) and was named Vice President of Development for NBC in April, 2001. Between 1986 and 2001, Mr. Jirovsky served as Vice President of Sales and Marketing for NBC. Prior to 1986 Mr. Jirovsky served in a series of positions, including assistant manager of the Textbook Division.

    CYNTHIA L. MORRIS was named Vice President of Administration and Secretary of NBC in January, 2003 after having served as the Executive Director and the Director of Finance of TheCampusHub.com, Inc. since November 2002 and January 2001, respectively. Prior to joining TheCampusHub.com, Inc., Ms. Morris served as the Director of Finance and Accounting of the Dental Division of InfoCure Inc., a national provider of practice management software applications, from November 1999 to October 2000, and as the Corporate Treasurer and Corporate Controller of Cohesive Technology Solutions, Inc., a national computer service integration and consulting corporation, from April 1997 to October 1999. Prior to 1997, Ms. Morris was self-employed as a financial consultant, served as the Controller and Treasurer of HealthCare Communications, Inc., a developer of office management software, and also spent twelve years in public accounting with KPMG Peat Marwick LLP in their Lincoln, Nebraska office.


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

    The table presented below summarizes annual and long-term compensation, including stock compensation, to such persons for the last three fiscal years:

                          Summary Compensation Table

                                                             Long-Term
                                                             Compensation
                                      Annual Compensation      Awards
                                     ----------------------  -----------
                                                                Number
                                                             of Securities
                              Fiscal                          Underlying     All Other
Name and Principal Position   Year    Salary       Bonus      Options (1)  Compensation (2)
----------------------------  -----  ----------  ----------  -----------   ---------------
Mark W. Oppegard - Chief
Executive Officer,
President, and
Director, NBC                 2003    $276,923     280,000        2,675          $ 2,573
                              2002     253,731     236,000        2,900            2,962
                              2001     246,731     138,000        3,050            4,928

Barry S. Major - Chief
Operatiing Officer, NBC       2003     247,077     250,000        2,500            2,477
                              2002     235,539     215,000        2,600            2,430
                              2001     219,231     118,000        2,650            2,120

Alan G. Siemek - Chief
Financial Officer, Senior
Vice President of Finance
and Administration, Treasuer,
and Assistant Secretary, NBC  2003     181,885     160,000        1,375            2 417
                              2002     173,923     120,000        2,100            2,430
                              2001     161,923      97,000        1,875            2,120

Michael J. Kelly - Senior
Vice President of Distance
Learning/Marketing Services
and Other
Complementary Services, NBC   2003     169,731     130,000        1,375            2,477
                              2002           -     120,000        1,150                -
                              2001       5,769           -          525                -

Robert A. Rupe - Senior
Vice President of
Bookstore Division, NBC       2003     142,750     146,500        1,250            2,813
                              2002     128,704     135,000        5,241            2,312
                              2001           -           -            -                -

(1) The fiscal 2003 stock options were granted at an exercise price of $106/share, while fiscal 2002 and 2001 stock options were granted at an exercise price of $52.47/share. The estimated fair market value of the Company's Class A Common Stock underlying the stock options, which includes a discount for the holder's minority interest position and illiquidity of the Class A Common Stock, was less than or equal to the exercise price on the date of grant. The estimated fair market value for stock options granted in fiscal 2003 was based upon the Weston Presidio Transaction and the estimated fair market value for stock options granted in fiscal 2002 was based upon an independent valuation of the Class A Common Stock performed during fiscal 2002.

(2) Consists of Company matching contributions to the NBC Retirement Plan and life insurance premiums paid by the Company on the executive's behalf. For Mr. Oppegard, balances also include the dollar value, if any, of above-market amounts earned on deferred compensation. Such amounts totaled $376 and $2,652 for fiscal 2002 and 2001, respectively.

    Presented below is information in tabular format regarding individual grants of stock options to certain executive officers of the Company for the year ended March 31, 2003:

                   Options Granted During the Year Ended March 31, 2003

                                  Individual Grants                             Grant Date Value
----------------------------------------------------------------------------  ------------------------
                                        Number      % of Total
                                          of         Options
                                      Securities    Granted to                               Grant
                                      Underlying    Employees     Exercise                    Date
                                        Options     in Fiscal      Price      Expiration    Present
               Name                     Granted        2003      Per Share     Date (1)    Value (2)
------------------------------------  ------------  -----------  -----------  -----------  -----------

Mark W. Oppegard - Chief Executive
Officer, President, and Director, NBC      2,675       16.8%       $106.00     06/20/12      $38,814

Barry S. Major - Chief Operating
Officer, NBC                               2,500       15.7%        106.00     06/20/12       36,275

Alan G. Siemek - Chief Financial
Officer, Senior Vice President of
Finance and Adminstration,
Treasurer, and Assistant
Secretary, NBC                             1,375        8.6%        106.00     06/20/12       19,951

Michael J. Kelly - Senior Vice
President of  Distance Learning/
Marketing Services and
Other  Complementary Services, NBC         1,375        8.6%        106.00     06/20/12       19,951

Robert A. Rupe - Senior Vice
President of Boookstore Division, NBC      1,250        7.8%        106.00     06/20/12       18,138


(1) Twenty-five percent of the options granted were exercisable immediately upon granting on June 20, 2002, with the remaining options becoming exercisable in 25% increments over the subsequent three years.

(2) Grant date present value was determined using a Black-Scholes option pricing model, assuming a 3.75% risk-free interest rate, 1.0% expected volatility, and an expected life of approximately 4.0 years.

   The following table provides information concerning each exercise of stock options by certain executive officers of the Company during the year ended March 31, 2003 as well as the value of unexercised options as of March 31, 2003:

                Aggregated Option Exercises During the Year Ended March 31, 2003
                            and Option Value as of March 31, 2003

                                                                    Number
                                                                 of Securities          Value of
                                                                  Underlying          Unexercised
                                                                  Unexercised         in-the-Money
                                                                  Options at           Options at
                                                                March 31, 2003     March 31, 2003 (1)
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
Mark W. Oppegard - Chief Executive
Officer, President, and Director, NBC         -      $    -        4,407/4,218      $  328,321/$241,143

Barry S. Major - Chief Operating
Officer, NBC                                  -      $    -       13,443/3,837       1,077,322/ 216,675

Alan G. Siemek - Chief Financial
Officer, Senior Vice President of
Finance and Adminstration,
Treasurer, and Assistant
Secretary, NBC                                -      $    -        9,153/2,550         737,915/ 155,524

Michael J. Kelly - Senior Vice
President of  Distance Learning/
Marketing Services and
Other  Complementary Services, NBC            -      $    -        6,554/1,737         523,140/  88,344

Robert A. Rupe - Senior Vice
President of Boookstore Division, NBC         -      $    -        2,934/3,557         225,683/ 243,761

(1) Represents the excess of the March 31, 2003 estimated fair market value of the Company's Class A Common Stock underlying the stock options, which includes a discount for the holder's minority interest position and illiquidity of the Class A Common Stock, over the weighted-average exercise price, which ranged from $54.48/share to $60.60/share for exercisable options and $66.57/share to $84.24/share for unexercisable options. The estimated fair market value was based upon the Weston Presidio Transaction in fiscal 2003.

COMPENSATION OF DIRECTORS AND ADDITIONAL INFORMATION

   Directors of the Company receive no compensation for services but are reimbursed for out-of-pocket expenses. Certain of the Company's Directors also serve as Directors of TheCampusHub.com, Inc., an entity that is partially owned by the Company's majority owner.

EMPLOYMENT AGREEMENTS

   The Company has employment agreements with Mark W. Oppegard and eight other executive officers of the Company. Such agreements (the "Employment Agreements") with the aforementioned executive officers (each, an "Executive") provide for an annual base salary as determined by the Board of Directors after considering the recommendation of the chief executive officer, for incentive compensation based upon the attainment of financial objectives to be established by the Board of

Directors (or a committee thereof) after considering the recommendation of the chief executive officer, and for customary fringe benefits. The amounts of salaries are as follows: Mr. Oppegard, $285,000 per annum; Mr. Major, $254,000 per annum; Mr. Siemek, $186,500 per annum; Mr. Kelly, $181,000 per annum; and Mr. Rupe, $146,500 per annum. The Employment Agreements provide that their term will be automatically extended from year to year, unless terminated upon specified notice by either party.

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

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - The information in the following table sets forth NBC Acquisition Corp. Class A Common Stock beneficially owned by each person who owns more than 5.0% of such shares; each director; each executive officer named in Item 11; and all directors and executive officers of the Company treated as a group. The shares listed and percentages calculated thereon are based upon NBC Acquisition Corp. Class A Common Stock outstanding as of May 30, 2003 and NBC Acquisition Corp. Class A Common Stock underlying nonqualified stock options that are exercisable within sixty days, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. To the knowledge of the Company, each of such holders of shares has sole voting and investment power as to the shares owned unless otherwise noted. The address for each executive officer and director is 4700 South 19th Street, Lincoln, Nebraska 68501 unless otherwise noted.


                                                                 Amount and
                                                                 Nature of
                                                                 Beneficial     Percent of
        Title of Class/Name of Beneficial Owner                  Ownership (1)   Class (5)
------------------------------------------------------------   --------------- ------------
Class A Common Stock:
  Owning Greater Than 5% of Shares:
   HWH Capital Partners, L.P. (2)                                     534,117        42.2%
   HWH Cornhusker Partners, L.P. (3)                                  230,927        18.3%
   Weston Presidio Capital IV, L.P. (4)                               286,156        22.6%
   Weston Presidio Capital III, L.P. (4)                              120,291         9.5%
   WPC Entrepreneur Fund, L.P. (4)                                      5,935         0.5%
   WPC Entrepreneur Fund II, L.P. (4)                                   4,530         0.4%

  Ownership of Directors:
   Robert B. Haas (2) (3)                                             765,044        60.5%
   Douglas D. Wheat (2) (3)                                                 -            -
   Wyche H. Walton (2) (3)                                                  -            -
   Todd D. Robichaux (2)                                                    -            -
   Michael F. Cronin (4)                                              416,912        33.0%
   Mark L. Bono (4)                                                         -            -

  Ownership of Executive Officers Named in Item 11:
   Mark W. Oppegard                                                    20,254         1.6%
   Barry S. Major                                                      17,159         1.3%
   Alan G. Siemek                                                      10,893         0.9%
   Michael J. Kelly                                                     7,278         0.6%
   Robert A. Rupe                                                       4,052         0.3%

  Ownership of Directors and All Executive Officers as a Group      1,286,563        98.2%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares of NBC Acquisition Corp. Class A Common Stock. Such shares include shares underlying nonqualified stock options exercisable within sixty days, as follows: Mr. Oppegard - 5,076 shares; Mr. Major - 14,068 shares; Mr. Siemek - 9,497 shares; Mr. Kelly - 6,898 shares; Mr. Rupe - 3,246 shares; and 45,704 shares for all directors and executive officers as a group.

(2) The sole general partner of HWH Capital Partners, L.P. is a limited partnership, and the sole general partner of the limited partnership is a corporation controlled by Mr. Haas. Mr. Wheat is a stockholder and officer of the corporation. Messrs. Walton and Robichaux are officers of the corporation. The address of HWH Capital Partners, L.P. and of Messrs. Haas, Wheat, Walton, and Robichaux is 300 Crescent Court, Suite 1700, Dallas, Texas 75201.

(3) The sole general partner of HWH Cornhusker Partners, L.P. is a limited partnership, and the sole general partner of the limited partnership is a corporation controlled by Mr. Haas. Mr. Wheat is a stockholder and officer of the corporation. Mr. Walton is an officer of the corporation. The address of HWH Cornhusker Partners, L.P. and of Messrs. Haas, Wheat, and Walton is 300 Crescent Court, Suite 1700, Dallas, Texas 75201.

(4) The sole general partner of Weston Presidio Capital IV, L.P., Weston Presidio Capital III, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P. (the "Weston Presidio Funds") is a limited partnership whose sole general partner is a limited liability company of which Mr. Cronin is a managing member and Mr. Bono is a member. Messrs. Cronin and Bono disclaim beneficial ownership of the shares held by the Weston Presidio Funds, except to the extent of their respective pecuniary interests therein. The address of the Weston Presidio Funds, and Messrs. Cronin and Bono is 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

(5) The percentages are calculated based upon 1,264,546 shares of NBC Acquisition Corp. Class A Common Stock outstanding as of May 30, 2003 and shares underlying nonqualified stock options exercisable within sixty days as detailed in footnote (1).

    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS - The Company has two stock-based compensation plans established to provide for the granting of options to purchase Class A Common Stock. Details regarding each of the plans in effect are presented in the footnotes to the consolidated financial statements found in Item 8, Financial Statements and Supplementary Data.
Specific information as of March 31, 2003 regarding each of the plans, which were not subject to the approval by security holders, is also presented in the following table.
                                      Number of       Weighted-      Number of
                                    Securities to      Average      Securities
                                    be Issued Upon     Exercise      Remaining
                                     Exercise of       Price of    Available for
                                     Outstanding     Outstanding      Future
                   Plan                Options         Options       Issuance
---------------------------------- ----------------- ------------ --------------

1998 Performance Stock Option Plan           52,896      $ 66.32              -

1998 Stock Option Plan                       29,229        56.38              -

                                   ----------------- ------------ --------------
  Total                                      82,125      $ 62.78              -
                                   ================= ============ ==============


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    CERTAIN BUSINESS RELATIONSHIPS - In fiscal 2001, NBC entered into several agreements related to its WebPRISM and CampusHub E-commerce software capabilities with a newly created entity, TheCampusHub.com, Inc., which is partially owned by the Company's majority owner. Such agreements included an equity option agreement, a management services agreement, and a technology sale and license agreement. The equity option agreement provides NBC the opportunity to acquire 25% of the initial common shares outstanding of TheCampusHub.com, Inc. The management services agreement, which was extended for one year and expires on May 10, 2004, reimburses NBC for certain direct costs incurred on behalf of TheCampusHub.com, Inc. Prior to its amendment as described below, the management service agreement also required TheCampusHub.com, Inc. to pay NBC $0.5 million per year for certain shared management and administrative support. The technology sale and license agreement provides for NBC to license its
E-commerce software capabilities to TheCampusHub.com, Inc. Prior to its amendment as described below, the technology sale and license agreement required TheCampusHub.com, Inc. to pay NBC $0.5 million per year over a period of three years. The technology sale and license agreement also provides TheCampusHub.com, Inc. with an option to purchase such software capabilities from NBC during that three year period and was extended for one year, expiring on May 10, 2004.

    For the year ended March 31, 2003, revenues attributable to the management services and technology sale and license agreements totaled $0.3 million, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.6 million. Additionally, Messrs. Haas, Wheat, and Oppegard serve as Directors of TheCampusHub.com, Inc. and Messrs. Major, Siemek, and Kelly serve as executive officers of TheCampusHub.com, Inc. As of March 31, 2003, Messrs. Oppegard, Major, Siemek, and Kelly have been granted 13,900, 13,900, 9,690, and 16,800 options, respectively, from TheCampusHub.com, Inc. as compensation for services provided to TheCampusHub.com, Inc. since its inception. In total, such options represent approximately 3.9% of TheCampusHub.com, Inc.'s outstanding shares and options at March 31, 2003.

    Revenues attributable to the management services and technology sale and license agreements were recognized in fiscal 2002 under the anticipation that, if necessary, TheCampusHub.com, Inc. would make a capital call to its shareholders to provide the funding necessary to meet its obligations under the aforementioned agreements. TheCampusHub.com, Inc. reached break-even on a cash flow basis, excluding amounts under the management services and technology sale and license agreements, during fiscal 2002. While it remains a viable business and is funding its own operations, it was not generating sufficient excess cash flow to fund its obligations under the aforementioned agreements and the remaining capital available from its shareholders was reserved to fund strategic development opportunities and, if required, ongoing operations. As a result, on March 31, 2002 NBC established a reserve of approximately $1.0 million on net amounts due from TheCampusHub.com, Inc. and ultimately wrote-off approximately $1.0 million of net amounts due during fiscal 2003. Net amounts due from TheCampusHub.com, Inc. at March 31, 2003 totaled $0.1 million. Effective April 1, 2002, the management services and technology sale and license agreements were amended, eliminating the annual licensing fee and reducing the annual management services fee for certain shared management and administrative support to $0.3 million. NBC continues to benefit from its relationship with TheCampusHub.com, Inc., as the technology developed further enhances the product/service offering of NBC to its Textbook Division customers.

    INDEBTEDNESS OF MANAGEMENT - As of March 31, 2003, notes receivable from stockholders and the associated interest receivable totaled approximately $0.3 million and $4,000, respectively. Approximately $35,000 of such notes originated during the leveraged buyout of NBC by Olympus Advisory Partners, Inc. in 1995. In conjunction with the buyout, the Company's executive officers were given the opportunity to acquire shares of the Company's Class A Common Stock with a portion of the purchase price of such shares being provided to the officers in the form of interest bearing notes. Such notes, which were amended and restated in July, 2002, mature in January, 2009 and bear interest at 5.25%.

    The remaining balance of such notes originated pursuant to the terms of employment agreements with NBC's Chief Operating Officer, Barry S. Major; Chief Financial Officer, Alan G. Siemek; Senior Vice President of Distance Learning/Marketing Services and Other Complementary Services, Michael J. Kelly; and Senior Vice President of the Bookstore Division, Robert A. Rupe. In January, 1999, the Company issued 4,765 shares of its Class A Common Stock to Mr. Major at a price of $52.47 per share, in exchange for $25,000 in cash and a promissory note in the principal amount of $225,000 bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2003 was approximately $270,000 and totaled approximately $165,000 at March 31, 2003. In July, 1999, the Company issued 3,177 shares of its Class A Common Stock to Mr. Siemek at a price of $52.47 per share, in exchange for $16,688 in cash and a promissory note in the principal amount of $150,000 bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2003 was approximately $174,000 and totaled approximately $74,000 at March 31, 2003. In January, 2000, the Company issued 2,621 shares of its Class A Common Stock to Mr. Kelly at a price of $52.47 per share, in exchange for $13,752 in cash and a promissory note in the principal amount of $123,765 bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2003 was approximately $142,000 and totaled approximately $20,000 at March 31, 2003. In April, 2001, the Company issued 2,621 shares of its Class A Common Stock to Mr. Rupe at a price of $52.47 per share, in exchange for $13,752 in cash and a promissory note in the principal amount of $123,765 bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2003 was approximately $132,000 and totaled approximately $43,000 at March 31, 2003. These notes were amended and restated in July, 2002 and mature between January, 2009 and January, 2010.


                        ITEM 14. CONTROLS AND PROCEDURES.

    (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and Treasurer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of filing of this annual report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by it in reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by it in such reports is accumulated and communicated to the Company's management, including its Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

    (B) CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's Chief Executive Officer and Treasurer's evaluation.

                                     PART IV

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (A)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

        (1) Consolidated Financial Statements of NBC Acquisition Corp.

             Index to Consolidated Financial Statements.
             Independent Auditors' Report.
             Consolidated Balance Sheets as of March 31, 2003 and 2002. Consolidated Statements of Operations for the Years Ended
               March 31, 2003,  2002,  and 2001.
             Consolidated  Statements of  Stockholders' Deficit for the Years
               Ended March 31, 2003, 2002, and 2001.
             Consolidated Statements of Cash Flows for the Years Ended
               March 31, 2003, 2002, and 2001.
             Notes to Consolidated Financial Statements.

        (2) Financial Statement Schedules.

             Independent Auditors' Report on Schedules.
             Schedule I - Condensed Financial Information of
               NBC Acquisition Corp. (Parent Company Only).
             Schedule II - Valuation and Qualifying Accounts.

        (3) Management Contract and Compensatory Plan Arrangement Exhibits.

             Exhibits 10.9 through 10.28 are incorporated herein by reference.

    (B) REPORTS ON FORM 8-K.

             No reports on Form 8-K were filed during the quarter ended March 31, 2003.

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

        3.3 Amendment, dated as of August 2, 2002, to By-laws of NBC Acquisition Corp., filed as Exhibit 3.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

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

        4.9 Stockholders Agreement, dated as of July 11, 2002, by and among NBC Acquisition Corp., HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., and the other stockholders party thereto, filed as Exhibit 4.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        4.10 Registration Rights Agreement, dated as of July 11, 2002, by and among HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., and NBC Acquisition Corp., filed as Exhibit 4.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

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

        10.5 Fourth Amendment and Waiver, dated as of June 4, 2002, to and under the Credit Agreement, dated as of February 13, 1998, among NBC Acquisition Corp., Nebraska Book Company, Inc., JPMorgan Chase Bank, and certain other financial institutions, filed as
                Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.6 Guarantee and Collateral Agreement, dated as of February 13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit 10.2 to NBC Acquisition Corp.
                Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.7 Purchase Agreement dated February 10, 1998 between NBC Acquisition Corp. and Chase Securities Inc., filed as Exhibit
                10.3 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.8 Purchase Agreement dated February 10, 1998 between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 10.4 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.9 Form of Memorandum of Understanding, dated as of February 13, 1998 between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.5 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.10 Memorandum of Understanding, dated as of December 22, 1998 between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

        10.11 Addendum to the Memorandum of Understanding, dated as of December 22, 1998 between Nebraska Book Company, Inc. and Barry
                S. Major, dated March 29, 2002, filed as Exhibit 10.10 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

        10.12 Amended and Restated Secured Promissory Note dated July 9, 2002 between NBC Acquisition Corp. and Barry S. Major, filed as
                Exhibit 10.4 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.13 Memorandum of Understanding, dated as of July 1, 1999 between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

        10.14 Addendum to the Memorandum of Understanding, dated as of July 1, 1999 between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.12 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

        10.15 Amended and Restated Secured Promissory Note dated July 9, 2002 between NBC Acquisition Corp. and Alan Siemek, filed as Exhibit
                10.5 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.16   Memorandum  of  Understanding,  dated  as of  November  1,  1999 between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of E-commerce, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

        10.17 Amended and Restated Secured Promissory Note dated July 9, 2002 between NBC Acquisition Corp. and Michael J. Kelly, filed as
                Exhibit 10.6 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.18 Memorandum of Understanding, dated as of April 17, 2001 between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

        10.19 Amended and Restated Secured Promissory Note dated July 9, 2002 between NBC Acquisition Corp. and Robert Rupe, filed as Exhibit
                10.7 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.20 NBC Acquisition Corp. 1995 Stock Incentive Plan adopted August 31, 1995, filed as Exhibit 10.6 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.21 NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.22 First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.23 NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.24 First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.25 NBC Acquisition Corp. Senior Management Bonus Plan adopted June 30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.26 Form of Deferred Compensation Agreement by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.27 Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

        10.28 NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.29 Merger Agreement dated January 6, 1998 by and between NBC Merger Corp., NBC Acquisition Corp. and certain stockholders of NBC Acquisition Corp. named therein, filed as Exhibit 10.9 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.30 Agreement for Purchase and Sale of Stock made January 9, 1998 between and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.10.1 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.31 First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.10.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.32 Commercial Lease Agreement made and entered into March 8, 1989, by and between Robert J. Chaney, Mary Charlotte Chaney and Robert J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as
                Exhibit 10.11 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.33 Lease Agreement entered into as of September 1, 1986, by and between Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.12 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.34 Lease Agreement entered into as of September 1, 1986, by and between John B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as
                Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.35 Lease Agreement entered into as of September 1, 1986 by and between Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.14 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.36 Lease Agreement made and entered into October 12, 1988 by and between Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit 10.15 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.37 Industrial Real Estate Lease dated June 22, 1987 by and between Cyprus Land Company and Nebraska Book Company, Inc., filed as
                Exhibit 10.16 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

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


    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the consolidated financial statements included herein.

    The Company is not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but is filing this Annual Report on Form 10-K on a voluntary basis.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NBC ACQUISITION CORP.


                                            /s/ Mark W. Oppegard
                                            ------------------------------------
                                            Mark W. Oppegard
                                            President/Chief Executive Officer,
                                            Secretary, and Director
                                            May 30, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Mark W. Oppegard                       /s/  Wyche H. Walton
------------------------------------        ------------------------------------
Mark W. Oppegard                            Wyche H. Walton
President/Chief Executive Officer,          Director
Secretary,                                  May 30, 2003
and Director
May 30, 2003


/s/  Alan G. Siemek                         /s/  Todd D. Robichaux
------------------------------------        ------------------------------------
Alan G. Siemek                              Todd D. Robichaux
Vice President and Treasurer                Director
(Principal Financial and                    May 30, 2003
Accounting Officer)
May 30, 2003


/s/  Robert B. Haas                         /s/  Michael F. Cronin
------------------------------------        ------------------------------------
Robert B. Haas                              Michael F. Cronin
Chairman and Director                       Director
May 30, 2003                                May 30, 2003


/s/  Douglas D. Wheat                       /s/  Mark L. Bono
------------------------------------        ------------------------------------
Douglas D. Wheat                            Mark L. Bono
Director                                    Director
May 30, 2003                                May 30, 2003

                                 CERTIFICATIONS


I, Mark W. Oppegard, certify that:

1.  I have reviewed this annual report on Form 10-K of NBC Acquisition Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



May 30, 2003
                                             /s/ Mark W. Oppegard
                                             -----------------------------------
                                             Mark W. Oppegard
                                             President/Chief Executive Officer,
                                             Secretary and Director

I, Alan G. Siemek, certify that:

1.  I have reviewed this annual report on Form 10-K of NBC Acquisition Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



May 30, 2003
                                               /s/ Alan G. Siemek
                                               --------------------------------
                                               Alan G. Siemek
                                               Vice President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

    SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS  FILED  PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

    No annual report or proxy material for the fiscal year ended March 31, 2003 has been, or will be, sent to security holders.

                          FINANCIAL STATEMENT SCHEDULES



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NBC Acquisition Corp.
Lincoln, Nebraska

    We have audited the consolidated financial statements of NBC Acquisition Corp. and subsidiary as of March 31, 2003 and 2002 and for each of the three years in the period ended March 31, 2003, and have issued our report thereon dated May 27, 2003; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Lincoln, Nebraska
May 27, 2003

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
-------------------------------------------------------------------------------

                                                           March 31,
                                                      2003           2002
                                                  -------------  --------------
ASSETS

OTHER ASSETS:
  Due from subsidiary (Note A)                    $ 12,371,846    $  9,594,899
  Investment in subsidiary (Note A)                 13,188,101               -
  Debt issue costs, net of amortization              1,913,335       2,239,123
                                                 --------------  --------------
                                                  $ 27,473,282    $ 11,834,022
                                                 ==============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCRUED INTEREST                                  $    993,039    $          -

INVESTMENT IN SUBSIDIARY (Note A)                            -      10,586,028

SENIOR DISCOUNT DEBENTURES                          76,000,000      69,338,794

COMMITMENTS AND CONTINGENCIES (Note B)

STOCKHOLDERS' DEFICIT:
  Class A common stock, voting, authorized
  5,000,000 shares of $.01 par value;
  issued and outstanding 1,264,246 and
  1,263,371 shares at March 31, 2003 and
  2002, respectively                                    12,642          12,634

  Additional paid-in-capital                        65,381,476      65,304,884
  Notes receivable from stockholders                  (336,681)       (865,940)
  Accumulated deficit                             (114,158,563)   (131,937,811)
  Accumulated other comprehensive loss
  of subsidiary                                       (418,631)       (604,567)
                                                 --------------  --------------
    Total stockholders' deficit                    (49,519,757)    (68,090,800)
                                                 --------------  --------------
                                                  $ 27,473,282    $ 11,834,022
                                                 ==============  ==============


See notes to condensed financial statements.

 NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

                                                  Year Ended March 31,
                                           2003          2002        2001
                                       ------------ ------------ ------------

INTEREST EXPENSE                        $(7,980,033) $(7,219,087) $(6,521,383)

INCOME TAX BENEFIT                        2,752,947    2,538,084    2,450,624

EQUITY IN EARNINGS OF SUBSIDIARY         23,006,334   15,836,307    4,338,837
                                       ------------- ------------ ------------
NET INCOME                              $17,779,248  $11,155,304  $   268,078
                                       ============= ============ ============

EARNINGS PER SHARE:

  Basic                                 $     14.07  $      8.83  $      0.21
                                       ============= ============ ============
  Diluted                               $     13.88  $      8.83  $      0.21
                                       ============= ============ ============



See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------

                                                           Year Ended March 31,
                                                      2003        2002        2001
                                                  ----------- -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash flows from operating activities         $       -   $       -    $       -
                                                  ----------- -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock             604,689      13,752      642,039
  Advances to subsidiary                            (604,689)    (13,752)    (642,039)
                                                  ----------- -----------  -----------
    Net cash flows from financing activities               -           -            -
                                                  ----------- -----------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  -           -            -

CASH AND CASH EQUIVALENTS, Beginning of year               -           -            -
                                                  ----------- -----------  -----------

CASH AND CASH EQUIVALENTS, End of year             $       -   $       -    $       -
                                                  =========== ===========  ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

  Notes receivable from stockholders recorded
  upon issuance of common stock                    $       -   $ 123,765    $       -

  Accumulated other comprehensive income (loss)
  associated with derivative financial instruments
  of subsidiary                                      185,936    (604,567)           -

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

B.  COMMITMENTS AND CONTINGENCIES

    The Company, along with NBC's wholly-owned subsidiary (Specialty Books, Inc.), has jointly and severally, unconditionally and irrevocably, guaranteed the prompt and complete payment and performance by NBC of NBC's obligations underlying the Senior Credit Facility. Such guarantee remains in full force and effect until all obligations underlying the Senior Credit Facility, which became effective February 13, 1998 as part of the aforementioned Recapitalization and matures at various dates through March 31, 2006, have been satisfied. The maximum potential future amounts payable under the guarantee at March 31, 2003 totaled $30.5 million in principal payments, plus interest which is based, in part, on variable rates and, in part, is fixed at 5.815% through July 31, 2003. As this guarantee represents a parent's guarantee of its subsidiary's debt to a third party, such guarantee is not carried as a liability in the "Parent Company Only" financial statements.


NBC ACQUISITION CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------------------------------

                                                  Charged to    Charged to
                                    Beginning of   Costs and       Other         Net       End of Year
                                    Year Balance    Expenses     Accounts    Charge-Offs     Balance
                                   -------------- ------------ ------------ ------------- -------------
YEAR ENDED MARCH 31, 2003
  Allowance for doubtful accounts    $ 1,429,803    $  451,578    $     -   $ (1,438,439)   $  442,942


YEAR ENDED MARCH 31, 2002
  Allowance for doubtful accounts        407,033     1,629,704          -       (606,934)    1,429,803


YEAR ENDED MARCH 31, 2001
  Allowance for doubtful accounts        175,899       434,070          -       (202,936)      407,033


                                  EXHIBIT INDEX


        99.1 Certification of President/Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.