Form 10-Q
period 2003-09-30
NBC ACQUISITION CORP
filed 2003-11-12
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

        TOTAL NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF
                      NOVEMBER 10, 2003: 1,304,451 SHARES

                            TOTAL NUMBER OF PAGES: 24

                             EXHIBIT INDEX: PAGE 24

                               PART I. FINANCIAL INFORMATION


                               ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                             September 30,     March 31,    September 30,
                                                                 2003             2003           2002
                                                            --------------  --------------- ---------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                $  68,646,878    $  39,405,382   $  56,317,800
   Receivables                                                 41,285,682       29,085,329      41,802,834
   Inventories                                                 68,689,377       68,315,352      63,479,433
   Deferred income taxes                                        6,096,743        3,861,932       5,227,325
   Prepaid expenses and other assets                              811,974          834,284         768,305
                                                            --------------  --------------- ---------------
          Total current assets                                185,530,654      141,502,279     167,595,697

PROPERTY AND EQUIPMENT, net of depreciation & amortization     28,117,488       27,666,370      27,671,030

GOODWILL                                                       34,079,919       30,472,823      30,077,527

IDENTIFIABLE INTANGIBLES, net of amortization                     131,547          239,014         349,494

DEBT ISSUE COSTS, net of amortization                           5,244,696        6,055,751       6,866,806

OTHER ASSETS                                                    4,236,988        4,442,780       5,754,216
                                                            --------------  --------------- ---------------
                                                            $ 257,341,292    $ 210,379,017   $ 238,314,770
                                                            ==============  =============== ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                         $  54,050,633    $  19,857,301   $  45,892,419
   Accrued employee compensation and benefits                   7,024,036       10,642,713       6,510,570
   Accrued interest                                             2,240,164        2,505,772       1,812,791
   Accrued incentives                                           6,512,308        5,518,883       5,032,200
   Accrued expenses                                             1,087,108        1,077,844       1,180,371
   Income taxes payable                                         7,311,587           89,932      10,239,708
   Deferred revenue                                             1,097,268          538,230       1,044,130
   Current maturities of long-term debt                         2,338,535       19,181,277       5,480,217
   Current maturities of capital lease obligations                143,884          124,703         104,678
                                                            --------------  --------------- ---------------
          Total current liabilities                            81,805,523       59,536,655      77,297,084

LONG-TERM DEBT, net of current maturities                     198,146,237      197,755,713     211,841,058

CAPITAL LEASE OBLIGATIONS, net of current maturities            2,227,446        2,305,583       2,004,150

OTHER LONG-TERM LIABILITIES                                       309,019          300,823       1,934,483

COMMITMENTS (Note 4)

STOCKHOLDERS' DEFICIT:
   Class A common stock, voting, authorized
      5,000,000 shares of $.01 par
      value; issued and outstanding
      1,304,451; 1,264,246 and 1,263,371
      shares at September 30, 2003;
      March 31, 2003; and September 30, 2002, respectively         13,045           12,642          12,634
   Additional paid-in capital                                  75,129,496       65,381,476      65,304,884
   Notes receivable from stockholders                            (345,549)        (336,681)       (358,249)
   Accumulated deficit                                        (99,943,925)    (114,158,563)   (119,084,956)
   Accumulated other comprehensive income (loss)                        -         (418,631)       (636,318)
                                                            --------------  --------------- ---------------
          Total stockholders' deficit                         (25,146,933)     (49,519,757)    (54,762,005)
                                                            --------------  --------------- ---------------
                                                            $ 257,341,292    $ 210,379,017   $ 238,314,770
                                                            ==============  =============== ===============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------


                                                     Three Months Ended September 30,  Six Months Ended September 30,
                                                           2003             2002            2003            2002
                                                     ---------------- --------------- --------------- ---------------
REVENUES, net of returns                               $ 172,693,104   $ 157,721,459   $ 227,454,287   $ 211,062,992

COSTS OF SALES                                           108,142,063      99,782,901     141,116,060     132,322,258
                                                     ---------------- --------------- --------------- ---------------
          Gross profit                                    64,551,041      57,938,558      86,338,227      78,740,734

OPERATING EXPENSES:
    Selling, general and administrative                   27,254,450      24,031,504      49,411,584      43,750,895
    Depreciation                                             810,624         788,794       1,564,918       1,525,146
    Amortization                                             390,144         167,074         549,474         312,462
                                                     ---------------- --------------- --------------- ---------------
                                                          28,455,218      24,987,372      51,525,976      45,588,503
                                                     ---------------- --------------- --------------- ---------------
INCOME FROM OPERATIONS                                    36,095,823      32,951,186      34,812,251      33,152,231

OTHER EXPENSES (INCOME):
    Interest expense                                       5,438,350       5,684,003      11,081,167      11,482,325
    Interest income                                         (102,963)        (80,941)       (111,721)        (91,546)
    (Gain) Loss on derivative financial instruments          (57,191)         56,898         (57,296)        150,105
                                                     ---------------- --------------- --------------- ---------------
                                                           5,278,196       5,659,960      10,912,150      11,540,884
                                                     ---------------- --------------- --------------- ---------------

INCOME BEFORE INCOME TAXES                                30,817,627      27,291,226      23,900,101      21,611,347

INCOME TAX EXPENSE                                        12,355,467      10,997,970       9,685,463       8,758,492
                                                     ---------------- --------------- --------------- ---------------
NET INCOME                                             $  18,462,160   $  16,293,256   $  14,214,638   $  12,852,855
                                                     ================ =============== =============== ===============

EARNINGS PER SHARE:
    Basic                                              $       14.15   $       12.90   $       11.07   $       10.17
                                                     ================ =============== =============== ===============

    Diluted                                            $       13.89   $       12.69   $       10.85   $       10.13
                                                     ================ =============== =============== ===============

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                                  1,304,451       1,263,371       1,284,535       1,263,371
                                                     ================ =============== =============== ===============

    Diluted                                                1,329,106       1,283,738       1,310,124       1,268,556
                                                     ================ =============== =============== ===============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                Notes                      Accumulated
                                                Additional   Receivable                       Other
                                       Common    Paid-in        From         Accumulated   Comprehensive               Comprehensive
                                        Stock     Capital    Stockholders      Deficit     Income (Loss)     Total         Income
                                      --------  ----------- -------------  -------------- -------------- ------------- -------------
BALANCE, April 1, 2002                $ 12,634  $65,304,884  $  (865,940)  $(131,937,811)   $ (604,567)  $(68,090,800) $          -

    Payment on stockholder notes             -            -      521,583               -             -        521,583             -

    Interest accrued on
      stockholder notes                      -            -      (13,892)              -             -        (13,892)            -

    Net income                               -            -            -      12,852,855             -     12,852,855    12,852,855

    Other comprehensive loss,
    net of taxes:
        Unrealized losses on
        interest rate swap
        agreements, net of
        taxes of $ 13,705                    -            -            -               -       (31,751)       (31,751)      (31,751)
                                      --------  -----------  -----------   -------------   ------------  -------------  -----------
BALANCE, September 30, 2002           $ 12,634  $65,304,884  $  (358,249)  $(119,084,956)   $ (636,318)  $(54,762,005) $ 12,821,104
                                      ========  ===========  ===========   =============   ============  =============  ===========

BALANCE, April 1, 2003                $ 12,642  $65,381,476  $  (336,681)  $(114,158,563)   $ (418,631)  $(49,519,757) $          -

    Issuance of common stock               400    9,722,283            -               -             -      9,722,683             -

    Issuance of 300 shares of
    common stock upon exercise
    of stock options                         3       25,737            -               -             -         25,740             -

    Interest accrued on
    stockholder notes                        -            -       (8,868)              -             -         (8,868)            -

    Net income                               -            -            -      14,214,638             -     14,214,638    14,214,638

    Other comprehensive income,
    net of taxes:
      Unrealized gains on interest
      rate swap agreements, net of
      taxes of $256,145                      -            -            -               -       418,631        418,631       418,631
                                      --------  -----------  -----------   -------------   ------------  ------------- ------------
BALANCE, September 30, 2003           $ 13,045  $75,129,496  $  (345,549)  $ (99,943,925)   $        -   $(25,146,933) $ 14,633,269
                                      ========  ===========  ===========   =============   ============  ============= ============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                                            Six Months Ended September 30,
                                                                                 2003            2002
                                                                            --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $ 14,214,638     $ 12,852,855
   Adjustments to reconcile net income to net cash flows
     from operating activities:
       Provision for losses on accounts receivable                                 54,235           49,934
       Depreciation                                                             1,564,918        1,525,146
       Amortization                                                             1,360,529        1,120,567
       Original issue debt discount amortization                                        -        3,753,733
       Noncash interest (income) expense from
         derivative financial instruments                                          (1,030)          36,426
       Gain on derivative financial instruments                                  (169,863)         (27,327)
       (Gain) Loss on disposal of assets                                          264,932           (4,871)
       Reduction of income taxes paid due to
         employee exercise of stock options                                        10,000                -
       Deferred income taxes                                                    2,580,000       (1,303,000)
       Changes in operating assets and liabilities,
       net of effect of acquisitions/disposals:
          Receivables                                                         (11,221,396)     (12,482,411)
          Inventories                                                           1,353,265        6,620,206
          Recoverable income taxes                                                 25,000                -
          Prepaid expenses and other assets                                        55,999         (269,865)
          Other assets                                                           (159,058)        (212,375)
          Accounts payable                                                     35,038,167       30,808,342
          Accrued employee compensation and benefits                           (3,702,677)      (2,400,332)
          Accrued interest                                                       (265,608)         265,592
          Accrued incentives                                                      993,425        1,436,572
          Accrued expenses                                                          6,374          119,402
          Income taxes payable                                                  7,221,655        6,555,269
          Deferred revenue                                                        559,038          611,340
          Other long-term liabilities                                               8,196           15,088
                                                                            --------------  ---------------
             Net cash flows from operating activities                          49,790,739       49,070,291

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                         (1,844,630)      (2,628,130)
   Acquisitions, net of cash acquired                                          (2,161,080)        (645,417)
   Proceeds from sale of property and equipment and other                           7,910           13,740
   Software development costs                                                     (48,029)        (162,228)
                                                                            --------------  ---------------
             Net cash flows from investing activities                          (4,045,829)      (3,422,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of financing costs                                                           -          (32,446)
   Principal payments on long-term debt                                       (16,452,218)      (1,184,397)
   Principal payments on capital lease obligations                                (66,936)         (54,473)
   Proceeds from exercise of stock options                                         15,740                -
   Proceeds from payment on notes receivable from stockholders                          -          521,583
                                                                            --------------  ---------------
             Net cash flows from financing activities                         (16,503,414)        (749,733)
                                                                            --------------  ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      29,241,496       44,898,523

CASH AND CASH EQUIVALENTS, Beginning of period                                 39,405,382       11,419,277
                                                                            --------------  ---------------
CASH AND CASH EQUIVALENTS, End of period                                     $ 68,646,878     $ 56,317,800
                                                                            ==============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
   Cash paid (refunded) during the period for:
       Interest                                                              $ 10,649,317     $  6,795,901
       Income taxes                                                              (126,192)       3,506,223

   Noncash investing and financing activities:
       Acquisition of TheCampusHub.com, Inc. through
       issuance of common stock                                              $  9,722,683     $          -

       Accumulated other comprehensive income (loss):
          Unrealized gains (losses) on interest rate
            swap agreements, net of income taxes                                  418,631          (31,751)
          Deferred taxes resulting from accumulated
            other comprehensive income (loss)                                     256,145           13,705

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

2. EARNINGS PER SHARE - Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. For purposes of calculating basic and diluted earnings per share, weighted-average common shares outstanding for the quarters and six months ended September 30, 2003 and 2002 were as follows:

                                        Quarter Ended September 30,   Six Months Ended September 30,
                                            2003           2002             2003          2002
                                        -------------  ------------   -------------- --------------
    Basic Earnings Per Share:
      Weighted-average common shares
      outstanding                          1,304,451      1,263,371      1,284,535      1,263,371
    Diluted Earnings Per Share:
      Weighted-average common shares
      outstanding                          1,329,106      1,283,738      1,310,124      1,268,556
      Incremental shares attributable
      to stock options                        24,655         20,367         25,589          5,185
      Stock options outstanding               92,575         83,000         92,575         83,000

3.  INVENTORIES - Inventories are summarized as follows:

                                          September 30,    March 31,     September 30,
                                              2003            2003            2002
    ----------------------------------------------------------------------------------
    Textbook Division                       $18,835,890    $28,908,121    $18,456,100
    Bookstore Division                       41,051,629     31,986,260     36,096,891
    Distance Education Division               7,879,767      6,833,989      8,360,220
    Other Complementary Services Divisions      922,091        586,982        566,222
    ----------------------------------------------------------------------------------
                                            $68,689,377    $68,315,352    $63,479,433
    ==================================================================================

4. LONG-TERM DEBT - The Company's indebtedness includes NBC's bank-administered senior credit facility (the "Senior Credit Facility") provided through a syndicate of lenders. The facility is comprised of a $27.5 million term loan (the "Tranche A Loan"), a $32.5 million term loan (the "Tranche B Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility, which was unused at September 30, 2003 and 2002 and March 31, 2003, expires on March 31, 2004. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at September 30, 2003 was $50.0 million. The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.50% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.50%. Additionally, there is a 0.3% commitment fee for the average daily unused amount of the Revolving Credit Facility. The Senior Credit Facility requires excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as amended, to be calculated annually based upon year-end results and to be applied initially towards prepayment of the term loans and then utilized to permanently reduce commitments under the Revolving Credit Facility. There was an excess cash flow payment obligation for fiscal 2003 of $14.3 million that was paid on September 29, 2003. The Senior Credit Facility was amended in June, 2003, to permit NBC's acquisition of TheCampusHub.com, Inc. on July 1, 2003 (see Note
    8).

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

5. DERIVATIVE FINANCIAL INSTRUMENTS - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133; SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities; and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This standard requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. In the past, the Company has utilized derivative financial instruments primarily to manage the risk that changes in interest rates will affect the amount of its future interest payments on the Tranche A and Tranche B Loans and adopted SFAS No. 133 effective April 1, 2001.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Debentures) and, in the past, by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC had separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate Tranche A and Tranche B Loans were converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminated on July 31, 2003. Notional amounts under the agreements were reduced periodically by amounts equal to the originally-scheduled principal payments on the Tranche A and Tranche B Loans. General information regarding the Company's exposure to fluctuations in Eurodollar interest rates is presented in the following table:

                                                          September 30,    March 31,    September 30,
                                                              2003           2003           2002
                                                         --------------- -------------  --------------
     Total indebtedness outstanding                        $202,856,102   $219,367,276   $219,430,103

     Indebtedness subject to Eurodollar fluctuations         14,007,570     30,447,160     33,726,948

     Notional amounts under swap agreements                           -     38,100,000     42,287,500

     Fixed interest rate indebtedness                       188,848,532    188,920,116    185,703,155

     Variable interest rate, including applicable margin:
       Tranche A Loans                                            2.63%          2.76%          3.31%
       Tranche B Loans                                            3.68%          3.76%          4.53%

    The interest rate swap agreements qualified as cash flow hedge instruments as the following criteria were met:

     (1) Formal documentation of the hedging relationship and NBC's risk management objective and strategy for undertaking the hedge occurred at the inception of the agreements.

     (2) The interest rate swap agreements were expected to be highly effective in offsetting the change in the value of the interest payments attributable to NBC's Tranche A and Tranche B Loans.

    NBC estimated the effectiveness of the interest rate swap agreements utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreements was compared to the fair value of hypothetical swap agreements that had the same critical terms as the Tranche A and Tranche B Loans, including notional amounts and repricing dates. To the extent that the agreements were not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreements and any subsequent changes in such fair value were immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreements were considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreements were immediately recognized in earnings as interest expense.

    Under hedge accounting, the interest rate swap agreements were reflected at fair value in the Company's consolidated balance sheets (as "accounts payable" at March 31, 2003 and "other long-term liabilities" at September 30, 2002) and the related gains or losses on these agreements were generally recorded in stockholders' deficit, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive income (loss) were reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged were recognized in earnings. The net effect of this accounting on the Company's consolidated results of operations is that interest expense on the Tranche A and Tranche B Loans was generally being recorded based on fixed interest rates until the interest rate swap agreements expired on July 31, 2003. The fair value of the interest rate swap agreements reflected as a liability at March 31, 2003 and September 30, 2002 totaled $0.8 million and $1.6 million, respectively.

    As a result of a $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlated with remaining principal balances due under the Tranche A and Tranche B Loans. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the Tranche A and Tranche B Loans represented the portion of the agreements that no longer qualified for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualified for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the Tranche A and Tranche B Loans. The fair value allocated to the portion of the interest rate swap agreements that no longer qualified for hedge accounting was immediately recognized in the Company's consolidated results of operations as a loss on derivative financial instruments and totaled approximately $(0.4) million. Changes in the fair value of this portion of the interest rate swap agreements, along with the proportionate share of actual net cash settlements attributable to this portion of the agreements, were also recognized as a gain (loss) on derivative financial instruments in the consolidated statements of operations and totaled $0.1 million for the quarter and six months ended September 30, 2003 and $(0.1) million and $(0.2) million for the quarter and six months ended September 30, 2002, respectively.

    Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the periods then ended:

                                                           September 30,   March 31,  September 30,
                                                                 2003         2003        2002
                                                           -------------  ----------- -------------
      Increase (decrease) in fair value of swap agreements
      designated as hedges                                  $ 675,806     $ 582,146     $ (54,469)

      Year-to-date interest income (expense) recorded
      due to hedge ineffectiveness                              1,030                     (36,426)

      Quarterly interest expense recorded due to
      hedge ineffectiveness                                   (14,275)                    (11,846)

    Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest expense from derivative financial instruments", "gain or loss on derivative financial instruments", or as noncash investing and financing activities.

6. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. During the quarter ended June 30, 2003, the Distance Education Division surpassed the quantitative revenue threshold for a reportable segment. The segment information has been reclassified to reflect this change for all periods presented. The Company now has four reportable segments: Textbook Division, Bookstore Division, Distance Education Division, and Other Complementary Services Divisions. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Bookstore Division segment encompasses the operating activities of the Company's 112 college bookstores as of September 30, 2003 located on or adjacent to college campuses. The Distance Education Division provides students with textbooks and materials for use in distance education courses, and is a provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. Such services are provided by Specialty Books, Inc., a wholly-owned subsidiary of NBC. The Other Complementary Services Divisions segment includes college bookstore-related services such as computer hardware and software and a centralized buying service.

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, property and equipment, intangibles, and other assets), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters and six months ended September 30, 2003 and 2002, respectively:

                                                                                                Other
                                                                                 Distance   Complementary
                                                     Textbook     Bookstore      Education      Services
                                                     Division     Division       Division      Divisions      Total
                                                  ------------- -------------- ------------- ------------- ------------
      Quarter ended September 30, 2003:
        External customer revenues                 $47,907,042   $110,270,265   $10,702,716   $3,813,081   $172,693,104
        Intersegment revenues                        7,989,478        353,247             -      540,509      8,883,234
        Depreciation and amortization expense          213,684        516,343        21,739      405,742      1,157,508
        Earnings before interest, taxes,
          depreciation and amortization (EBITDA)    18,481,067     18,135,558       552,431      643,150     37,812,206

      Quarter ended September 30, 2002:
        External customer revenues                 $48,423,703   $ 98,517,600   $ 8,997,020   $1,783,136   $157,721,459
        Intersegment revenues                        8,078,670        239,296             -      264,358      8,582,324
        Depreciation and amortization expense          119,900        632,469        11,811      141,028        905,208
        Earnings (loss) before interest, taxes,
          depreciation and amortization (EBITDA)    18,434,308     15,598,245       495,430      (74,278)    34,453,705

      Six months ended September 30, 2003:
        External customer revenues                 $67,589,160   $132,270,953   $21,019,319   $6,574,855   $227,454,287
        Intersegment revenues                       13,336,510        605,815             -      908,280     14,850,605
        Depreciation and amortization expense          424,946      1,021,998        42,523      544,298      2,033,765
        Earnings before interest, taxes,
          depreciation and amortization (EBITDA)    23,132,782     15,767,042     1,103,450    1,208,536     41,211,810

      Six months ended September 30, 2002:
        External customer revenues                 $68,794,884   $120,110,586   $18,469,244   $3,688,278   $211,062,992
        Intersegment revenues                       13,068,779        400,180             -      488,327     13,957,286
        Depreciation and amortization expense          234,467      1,169,825        76,032      259,704      1,740,028
        Earnings before interest, taxes,
          depreciation and amortization (EBITDA)    23,584,218     13,899,021     1,220,083      110,889     38,814,211

    The following table reconciles segment information presented above with information as presented in the consolidated financial statements for the quarters and six months ended September 30, 2003 and 2002, respectively:



                                               Quarter Ended September 30,    Six Months Ended September 30,
                                                  2003            2002            2003            2002
                                             --------------- --------------- --------------- ---------------
Revenues:
  Total for reportable segments
  Elimination of intersegment revenues        $ 181,576,338   $ 166,303,783   $ 242,304,892   $ 225,020,278
                                                 (8,883,234)     (8,582,324)    (14,850,605)    (13,957,286)
    Consolidated total                       --------------- --------------- --------------- ---------------
                                              $ 172,693,104   $ 157,721,459   $ 227,454,287   $ 211,062,992
                                             =============== =============== =============== ===============
Depreciation and Amortization Expense:
  Total for reportable segments
  Corporate administration                    $   1,157,508   $     905,208   $   2,033,765   $   1,740,028
                                                     43,260          50,660          80,627          97,580
    Consolidated total                       --------------- --------------- --------------- ---------------
                                              $   1,200,768   $     955,868   $   2,114,392   $   1,837,608
                                             =============== =============== =============== ===============
Income Before Income Taxes:
  Total EBITDA for reportable segments
  Corporate administrative costs              $  37,812,206   $  34,453,705   $  41,211,810   $  38,814,211
                                                   (515,615)       (546,651)     (4,285,167)     (3,824,372)
                                             --------------- --------------- --------------- ---------------
  Depreciation and amortization                  37,296,591      33,907,054      36,926,643      34,989,839
                                                 (1,200,768)       (955,868)     (2,114,392)     (1,837,608)
    Consolidated income from operations      --------------- --------------- --------------- ---------------
  Interest and other expenses, net               36,095,823      32,951,186      34,812,251      33,152,231
                                                 (5,278,196)     (5,659,960)    (10,912,150)    (11,540,884)
    Consolidated income before income taxes  --------------- --------------- --------------- ---------------
                                              $  30,817,627   $  27,291,226   $  23,900,101   $  21,611,347
                                             =============== =============== =============== ===============

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash
    Flows:

                                                    Quarter ended September 30,   Six Months ended September 30,
                                                        2003           2002            2003           2002
                                                   -------------- --------------- -------------- ---------------
   EBITDA                                          $ 37,296,591     $ 33,907,054   $ 36,926,643    $34,989,839

   Adjustments to reconcile EBITDA to
   net cash flows from operating activities:
     Interest income                                    102,963           80,941        111,721         91,546
     Provision for losses on accounts receivable         47,168           43,564         54,235         49,934
     Cash paid for interest                          (9,758,333)      (5,824,956)   (10,649,317)    (6,795,901)
     Cash (paid) received for income taxes              528,985         (294,721)       126,192     (3,506,223)
     (Gain) Loss on disposal of assets                  258,693           (4,706)       264,932         (4,871)
     Changes in operating assets and liabilities,
     net of effect of acquisitions/disposals (1)     53,171,512       48,830,745     22,956,333     24,245,967
                                                  ---------------  -------------- --------------- --------------
   Net Cash Flows from Operating Activities        $ 81,647,579     $ 76,737,921   $ 49,790,739    $49,070,291
                                                  ===============  ============== =============== ==============
   Net Cash Flows from Investing Activities        $ (2,084,914)    $ (1,684,811)  $ (4,045,829)   $(3,422,035)
                                                  ===============  ============== =============== ==============
   Net Cash Flows from Financing Activities        $(17,371,041)    $(24,297,971)  $(16,503,414)   $  (749,733)
                                                  ===============  ============== =============== ==============

    (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, include the changes in the balances of receivables, inventories, prepaid expenses and other assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    The following table presents the total carrying amount of goodwill, by reportable segment, as of September 30, 2003, March 31, 2003, and September 30, 2002, respectively. Goodwill assigned to corporate administration represents the carrying value of goodwill arising from the Company's acquisition of NBC on September 1, 1995. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                                 September 30,    March 31,    September 30,
                                                     2003            2003           2002
                                                --------------- -------------  -------------

       Bookstore Division                          $13,704,969   $13,702,249     $13,306,953
       Other Complementary Services Divisions        3,604,376             -               -
                                                --------------- -------------  --------------
         Total for reportable segments              17,309,345    13,702,249      13,306,953
       Corporate administration                     16,770,574    16,770,574      16,770,574
                                                --------------- -------------  --------------
         Total goodwill                            $34,079,919   $30,472,823     $30,077,527
                                                =============== =============  ==============


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

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
    123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                      Quarter Ended September 30,  Six Months Ended September 30,
                                                           2003           2002         2003            2002
                                                     -------------- -------------  -------------  ---------------
Net income, as reported                                $18,462,160   $16,293,256    $14,214,638     $12,852,855
Less: Stock-based compensation determined under
fair value based method, net of related income tax
effects                                                    (37,563)      (23,095)       (48,890)        (46,191)
                                                     -------------- -------------  -------------  --------------
Pro forma net income                                   $18,424,597   $16,270,161    $14,165,748     $12,806,664
                                                     ============== =============  =============  ==============

Basic and diluted earnings per share:
  Basic:
    As reported                                        $     14.15   $     12.90    $     11.07     $     10.17
    Pro forma                                                14.12         12.88          11.03           10.14

  Diluted:
    As reported                                              13.89         12.69          10.85           10.13
    Pro forma                                                13.65         12.53          10.66            9.95

    Effective July 1, 2003, the Company established two new stock-based compensation plans - the NBC Acquisition Corp. 2003 Performance Stock Option Plan (the "Performance Plan") and the NBC Acquisition Corp. 2003 Stock

    Option Plan (the "Option Plan"). These plans provide for the granting of options to purchase 43,000 shares and 28,000 shares, respectively, of the Company's Class A Common Stock to selected employees, officers, employee directors, and members of senior management of the Company and its affiliates. All options granted are intended to be nonqualified stock options, although the plans also provide for incentive stock options. The Performance Plan provides for the granting of up to 25% of the total number of shares of stock available under such plan upon the attainment of established targets in fiscal years 2003 through 2006. The Option Plan provides for the granting of options at the discretion of a committee designated by the Board of Directors. Generally, twenty-five percent of the options granted became exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Options granted under the Performance Plan are to be granted at an exercise price of not less than fair market value on the date the options are granted. Incentive stock options granted under the Option Plan are to be granted at an exercise price of not less than fair market value on the date the options are granted, while nonqualified options may be granted at less than fair market value. Options expire ten years from the date of grant. Effective August 1, 2003, options to purchase 10,750 shares were granted under the Performance Plan. At September 30, 2003, there were 32,250 options and 28,000 options available for grant under the Performance Plan and the Option Plan, respectively.

8. RELATED PARTY TRANSACTIONS - On July 1, 2003, NBC acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. TheCampusHub.com, Inc. is no longer separately incorporated and is instead accounted for as a division within NBC's Other Complementary Services Divisions segment. Each share of TheCampusHub.com common stock issued and outstanding was converted into shares of Class A Common Stock of the Company, resulting in the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock. TheCampusHub.com, Inc. provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by NBC and had 1,300,099 shares of issued and outstanding common stock at the time of acquisition, of which 650,000 shares were owned by the Company's majority shareholder, 650,000 shares were owned by an unrelated third party, and 99 shares were owned by three NBC employees. This business combination was accounted for by NBC in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.6 million was assigned to non-deductible goodwill.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2002.

    REVENUES. Revenues for the quarters ended September 30, 2003 and 2002 and the corresponding change in revenues were as follows:

                                                                                      Change
                                                                           ----------------------------
                                               2003              2002           Amount     Percentage
                                            -------------- --------------- -------------- -------------
   Textbook Division                        $  55,896,520   $  56,502,373   $   (605,853)       (1.1)%
   Bookstore Division                         110,623,512      98,756,896     11,866,616        12.0 %
   Distance Education Division                 10,702,716       8,997,020      1,705,696        19.0 %
   Other Complementary Services Divisions       4,353,590       2,047,494      2,306,096       112.6 %
   Intercompany eliminations                   (8,883,234)     (8,582,324)      (300,910)        3.5 %
                                            -------------- --------------- -------------- -------------
                                            $ 172,693,104   $ 157,721,459   $ 14,971,645         9.5 %
                                            ============== =============== ============== =============

    The decrease in Textbook Division revenues was due primarily to a decrease in the number of units sold. The Company believes that unit sales are down for the quarter primarily due to a slowdown in units purchased in the last two main used textbook buyback periods (December of 2002 and May of 2003). The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores and increases in same store sales. The new bookstores provided an additional $6.2 million of revenue in the quarter ended September 30, 2003. Same store sales also contributed to the increase in revenues, up 7.3% from the quarter ended September 30, 2002. Distance Education Division revenues increased due to continued steady growth in its programs. Other Complementary Services Divisions revenues increased primarily due to increased installation and training activity in the systems divisions and NBC's acquisition of TheCampusHub.com, Inc. in July, 2003. Corresponding to the overall growth in the number of company-owned college bookstores, the Company's intercompany transactions also increased.

    GROSS PROFIT. Gross profit for the quarter ended September 30, 2003 increased $6.7 million, or 11.4%, to $64.6 million from $57.9 million for the quarter ended September 30, 2002. This increase was primarily due to an increase in gross margin percent, along with higher revenues. Gross margin percent was 37.4% for the quarter ended September 30, 2003 as compared to 36.7% for the quarter ended September 30, 2002, driven primarily by improved gross margin percents in the Textbook and Bookstore Divisions.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 2003 increased $3.3 million, or 13.4%, to $27.3 million from $24.0 million for the quarter ended September 30, 2002. Selling, general and administrative expenses as a percentage of revenues were 15.8% and 15.2% for the quarters ended September 30, 2003 and 2002, respectively. The increase in expenses is primarily the result of the Company's growth, as previously discussed. The increase in expenses as a percentage of revenues is primarily attributable to expense growth outpacing revenue growth in certain areas, including advertising, shipping, and rent expense.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended September 30, 2003 and 2002 and the corresponding change in EBITDA were as follows:

                                                                                    Change
                                                                          ---------------------------
                                               2003           2002            Amount      Percentage
                                            -------------- -------------- -------------  ------------
   Textbook Division                         $ 18,481,067   $ 18,434,308   $    46,759         0.3 %
   Bookstore Division                          18,135,558     15,598,245     2,537,313        16.3 %
   Distance Education Divion                      552,431        495,430        57,001        11.5 %
   Other Complementary Services Divisions         643,150        (74,278)      717,428       965.9 %
   Corporate administration                      (515,615)      (546,651)       31,036         5.7 %
                                            -------------- -------------- -------------  ------------
                                             $ 37,296,591   $ 33,907,054   $ 3,389,537        10.0 %
                                            ============== ============== =============  ============


    The increase in EBITDA in the Textbook Division, despite a small decrease in revenues, was primarily attributable to the aforementioned increase in gross margin percent. The increase in Bookstore Division EBITDA was primarily due to increased revenues and gross margin percent, offset in part by a slight increase in selling, general and administrative expenses as a percentage of revenues. The increase in EBITDA for the Distance Education Division was due to the aforementioned increase in revenues and partially offset by a slight decline in gross margin percent. The increase in EBITDA in the Other Complementary Services Divisions was primarily due to increased revenues and controlled growth of selling, general, and administrative expenses.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities:

                                                          Quarter ended September 30,
                                                             2003             2002
                                                        ---------------  --------------
        EBITDA                                           $ 37,296,591     $ 33,907,054

        Adjustments to reconcile EBITDA to
        net cash flows from operating activities:

          Interest income                                     102,963           80,941
          Provision for losses on accounts receivable          47,168           43,564
          Cash paid for interest                           (9,758,333)      (5,824,956)
          Cash paid (received) for income taxes               528,985         (294,721)
          (Gain) Loss on disposal of assets                   258,693           (4,706)
          Changes in operating assets and liabilities,
          net of effect of acquisitions/disposals (1)      53,171,512       48,830,745
                                                       ---------------  ---------------
        Net Cash Flows from Operating Activities         $ 81,647,579     $ 76,737,921
                                                       ===============  ===============
        Net Cash Flows from Investing Activities         $ (2,084,914)    $ (1,684,811)
                                                       ===============  ===============
        Net Cash Flows from Financing Activities         $(17,371,041)    $(24,297,971)
                                                       ===============  ===============

        (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, includes the changes in the balances of receivables, inventories, prepaid expenses and other assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    AMORTIZATION EXPENSE. Amortization expense for the quarter ended September 30, 2003 increased $0.2 million to $0.4 million from $0.2 million for the quarter ended September 30, 2002, primarily due to amortization of capitalized software development costs acquired in the acquisition of TheCampusHub.com, Inc. in July, 2003.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended September 30, 2003 decreased $0.3 million, or 4.8%, to $5.3 million from $5.6 million for the quarter ended September 30, 2002, primarily due to reduced usage under the Revolving Credit Facility.

    (GAIN) LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. (Gain) loss on derivative financial instruments for the quarter ended September 30, 2003 improved $0.1 million compared to the quarter ended September 30, 2002 due to the increase in the fair market value of the interest rate swap agreements that expired on July 31, 2003.

    INCOME TAXES. Income tax expense for the quarter ended September 30, 2003 increased $1.4 million, or 12.3%, to $12.4 million from $11.0 million for the quarter ended September 30, 2002. The Company's effective tax rate for the quarters ended September 30, 2003 and 2002 was 40.1% and 40.3%, respectively. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2002.

    REVENUES. Revenues for the six months ended September 30, 2003 and 2002 and the corresponding change in revenues were as follows:

                                                                                     Change
                                                                           ---------------------------
                                               2003            2002            Amount       Percentage
                                          --------------- ---------------  --------------  -----------
   Textbook Division                       $  80,925,670   $  81,863,663    $   (937,993)       (1.1)%
   Bookstore Division                        132,876,768     120,510,766      12,366,002        10.3 %
   Distance Education Division                21,019,319      18,469,244       2,550,075        13.8 %
   Other Complementary Services Divisions      7,483,135       4,176,605       3,306,530        79.2 %
   Intercompany eliminations                 (14,850,605)    (13,957,286)       (893,319)        6.4 %
                                          --------------- ---------------  --------------  -----------
                                           $ 227,454,287   $ 211,062,992    $ 16,391,295         7.8 %
                                          =============== ===============  ==============  ===========

    The decrease in Textbook Division revenues was due primarily to a decrease in the number of units sold. The Company believes that unit sales are down for the year primarily due to a slowdown in units purchased in the last two main used textbook buyback periods (December of 2002 and May of 2003). The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores and increases in same store sales. The new bookstores provided an additional $6.7 million of revenue in the six months ended September 30, 2003. This increase was offset, in part, by a $1.3 million decrease in revenues attributable to stores closed since April 1, 2002. Same store sales increased 5.9%, or $7.0 million. Distance Education Division revenues increased due to continued steady growth in its programs. Other Complementary Services Divisions revenues increased primarily due to increased installation and training activity in the systems divisions and NBC's acquisition of TheCampusHub.com, Inc. in July, 2003. Corresponding to the overall growth in the number of company-owned college bookstores, the Company's intercompany transactions also increased.

    GROSS PROFIT. Gross profit for the six months ended September 30, 2003 increased $7.6 million, or 9.6%, to $86.3 million from $78.7 million for the six months ended September 30, 2002. This increase was primarily due to an increase in gross margin percent, along with higher revenues. Gross margin percent was 38.0% for the six months ended September 30, 2003 as compared to 37.3% for the six months ended September 30, 2002, driven primarily by improved gross margin percents in the Bookstore and Other Complementary Services Divisions.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended September 30, 2003 increased $5.6 million, or 12.9%, to $49.4 million from $43.8 million for the six months ended September 30, 2002. Selling, general and administrative expenses as a percentage of revenues were 21.7% and 20.7% for the six months ended September 30, 2003 and 2002, respectively. The increase in selling, general and administrative expenses is primarily attributable to the Company's continued growth which prompted increases in certain expenses, including personnel costs, shipping costs, and rent.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the six months ended September 30, 2003 and 2002 and the corresponding change in EBITDA were as follows:

                                                                                 Change
                                                                       --------------------------
                                              2003           2002          Amount      Percentage
                                         -------------- -------------- -------------  -----------
  Textbook Division                       $ 23,132,782   $ 23,584,218   $  (451,436)       (1.9)%
  Bookstore Division                        15,767,042     13,899,021     1,868,021        13.4 %
  Distance Education Divion                  1,103,450      1,220,083      (116,633)       (9.6)%
  Other Complementary Services Divisions     1,208,536        110,889     1,097,647       989.9 %
  Corporate administration                  (4,285,167)    (3,824,372)     (460,795)      (12.0)%
                                         -------------- -------------- -------------  -----------
                                          $ 36,926,643   $ 34,989,839   $ 1,936,804         5.5 %
                                         ============== ============== =============  ===========

    This increase is primarily attributable to the aforementioned increases in Bookstore and Other Complementary Services Divisions revenues and gross margin percents. Textbook Division EBITDA decreased $0.5 million primarily as a result of decreased revenues. The decrease in EBITDA for the Distance Education Division was due to a slightly lower gross margin percent and increases in shipping and commission expenses. The increase in corporate administrative costs is primarily attributable to the Company's continued growth.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                          Six Months ended September 30,
                                                              2003            2002
                                                         --------------- ---------------
        EBITDA                                             $ 36,926,643    $ 34,989,839

        Adjustments to reconcile EBITDA to
        net cash flows from operating activities:

          Interest income                                       111,721          91,546
          Provision for losses on accounts receivable            54,235          49,934
          Cash paid for interest                            (10,649,317)     (6,795,901)
          Cash paid (received) for income taxes                 126,192      (3,506,223)
          (Gain) Loss on disposal of assets                     264,932          (4,871)
          Changes in operating assets and liabilities,
          net of effect of acquisitions/disposals (1)        22,956,333      24,245,967
                                                         --------------- ---------------
        Net Cash Flows from Operating Activities           $ 49,790,739    $ 49,070,291
                                                         =============== ===============
        Net Cash Flows from Investing Activities           $ (4,045,829)   $ (3,422,035)
                                                         =============== ===============
        Net Cash Flows from Financing Activities           $(16,503,414)   $   (749,733)
        >                                                =============== ===============

        (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, includes the changes in the balances of receivables, inventories, prepaid expenses and other assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    AMORTIZATION EXPENSE. Amortization expense for the six months ended September 30, 2003 increased $0.2 million, or 75.9% to $0.5 million from $0.3 million for the quarter ended September 30, 2002, primarily due to amortization of capitalized software development costs acquired in the acquisition of TheCampusHub.com, Inc. in July, 2003.

    INTEREST EXPENSE, NET. Interest expense, net for the six months ended September 30, 2003 decreased $0.4 million, or 3.7%, to $11.0 million from $11.4 million for the six months ended September 30, 2002, primarily due to reduced usage under the Revolving Credit Facility.

    (GAIN) LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. (Gain) loss on derivative financial instruments for the six months ended September 30, 2003 improved $0.2 million compared to the six months ended September 30, 2002 due to the increase in the fair market value of the interest rate swap agreements that expired on July 31, 2003.

    INCOME TAXES. Income tax expense for the six months ended September 30, 2003 increased $0.9 million, or 10.6%, to $9.7 million from $8.8 million for the six months ended September 30, 2002. The Company's effective tax rate for both the six months ended September 30, 2003 and 2002 was 40.5%. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Debentures, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At September 30, 2003, the Company's total indebtedness was $202.9 million, consisting of $14.0 million in Term Loans, $110.0 million of the Senior Subordinated Notes, $76.0 million of the Senior Discount Debentures, and $2.9 million of other indebtedness, including capital lease obligations.

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and the Senior Discount Debentures represent significant liquidity requirements for the Company. Under the terms of the Tranche A and Tranche B Loans, after taking into account optional prepayments and excess cash flow payments and obligations, NBC is scheduled to make principal payments totaling $19.2 million in fiscal 2004, $3.8 million in fiscal 2005, and $7.5 million in fiscal 2006. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards Tranche A and Tranche B Loan principal balances. Included in the aforementioned fiscal 2004 principal payments was an excess cash flow payment obligation for fiscal 2003 of $14.3 million that was paid on September 29, 2003. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by NBC. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008. The Senior Discount Debentures require semi-annual cash interest payments at a fixed rate of 10.75% and mature on February 15, 2009.

     On October 7, 2003, the Company and NBC filed Current Reports on Form 8-K announcing that they were soliciting consents to amend certain of the covenants and other provisions of the indentures governing the Senior Subordinated Notes and Senior Discount Debentures. The amendments would allow, among other things,
(i) for the entry into either an amendment and restatement of the Senior Credit Facility or a new secured credit facility, for the refinancing or repayment of the Senior Credit Facility, and (ii) for the payment of a dividend by NBC to the Company to be used by the Company to purchase or redeem a defined number of shares of NBC Acquisition Corp. Class A Common Stock and stock options underlying NBC Acquisition Corp. Class A Common Stock. The Company and NBC did not receive the requisite consents of holders of the Senior Subordinated Notes and Senior Discount Debentures and therefore will not amend the provisions of the indentures underlying such debt.

     On November 10, 2003, the Company announced that it is making an offer (the "Offer") to purchase a portion of its Class A Common Stock and certain options to purchase its Class A Common Stock for an aggregate purchase price of $32.5 million. In order to finance the Offer and the fees and expenses related thereto, NBC expects to pay a dividend to the Company in an amount not to exceed $34.5 million. In order to finance the dividend payment, the related transactions and the fees and expenses relating thereto, NBC expects to refinance and/or repay its indebtedness under the Senior Credit Facility and enter into a new credit facility and/or amend and restate the Senior Credit Facility (the "New Credit Facility"), providing for loans or other extensions of credit in an aggregate principal amount of up to $125.0 million. The New Credit Facility will consist of a $75.0 million term loan and a $50.0 million revolving credit facility.

    The Company's capital expenditures were $1.8 million and $2.6 million for the six months ended September 30, 2003 and 2002, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

    Business acquisition expenditures were $2.2 million and $0.6 million for the six months ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003, single bookstore locations were acquired serving Western International University, Mesa Community College, Marshall University, and Wayne State College; and 3 bookstore locations were acquired serving Michigan State University. For the six months ended September 30, 2002, one bookstore location was acquired serving the University of Northern Colorado. The Company's ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the six months ended September 30, 2003, four bookstores were either closed or the contract managed lease was not renewed. During the six months ended September 30, 2002, one bookstore serving the University of California - Berkeley was closed upon anticipation of the lease expiring in July, 2002 and a more suitable location having been obtained through a March, 2002 acquisition.

    On July 1, 2003, NBC acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. TheCampusHub.com, Inc. is no longer separately incorporated and is instead accounted for as a division within NBC's Other Complementary Services Divisions segment. TheCampusHub.com, Inc. provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by NBC. This transaction, with a net purchase price of $10.0 million, was financed primarily through the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock.

    The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows provided from operating activities for the six months ended September 30, 2003 were $49.8 million, up just slightly from $49.1 million for the six months ended September 30, 2002.

    Access to the Company's principal sources of cash is subject to various restrictions. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The Senior Credit Facility restricts the Company's ability to make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) on or after August 15, 2003 in an amount not to exceed the amount of interest required to be paid on the Senior Discount Debentures and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by the Company. The indenture governing the Senior Discount Debentures (the "Indenture") restricts the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to pay dividends or make other Restricted Payments (as defined in the Indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the Indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the Indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of NBC and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. Such restrictions are not expected to affect the Company's ability to meet its cash obligations for the foreseeable future. In accordance with such covenants, NBC declared and paid a $4.1 million dividend to the Company for interest due and payable on the Senior Discount Debentures on August 15, 2003.

    As of September 30, 2003, NBC could borrow up to $50.0 million under the Revolving Credit Facility, which was unused at September 30, 2003. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility. The Senior Credit Facility was amended in June, 2003, to permit NBC's acquisition of TheCampusHub.com, Inc. on July 1, 2003.

    The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, any required excess cash flow payments, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing.

    The following tables present aggregated information as of September 30, 2003 regarding the Company's contractual obligations and commercial commitments:

                                                             Payments Due by Period
                                             ----------------------------------------------------------
           Contractual                        Less Than        1-3            4-5            After 5
           Obligations           Total          1 Year         Years          Years            Years
---------------------------  --------------- ------------- ------------- --------------- --------------
Long-term debt                 $200,484,772   $ 2,338,535   $11,760,789   $ 110,079,746   $ 76,305,702
Capital lease obligations         2,371,330       143,884       438,147         615,469      1,173,830
Operating leases                 44,389,000     9,018,000    15,868,000      10,675,000      8,828,000
                             --------------- ------------- ------------- --------------- --------------
  Total                        $247,245,102   $11,500,419   $28,066,936   $ 121,370,215   $ 86,307,532
                             =============== ============= ============= =============== ==============


                                                     Amount of Commitment Expiration Per Period
                                 Total       ----------------------------------------------------------
  Other Commercial              Amounts        Less Than        1-3           4-5           Over 5
    Commitments                 Committed        1 Year         Years         Years          Years
---------------------------  --------------- ------------- ------------- --------------- --------------

Unused line of credit          $ 50,000,000   $50,000,000   $         -   $           -   $          -
                             =============== ============= ============= =============== ==============

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     In fiscal 2001, NBC entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which was partially owned by the Company's majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by NBC. Such agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) terminated effective July 1, 2003 upon NBC's acquisition of all of the outstanding shares of common stock of TheCampusHub.com, Inc. This business combination was accounted for by NBC in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.6 million was assigned to non-deductible goodwill. The management services agreement reimbursed NBC for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Other Complementary Services Divisions revenue resulting from the management services agreement was recognized as the services were performed. Revenues attributable to the management services agreement and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million and $0.1 million, respectively, for the six months ended September 30, 2003 and $0.1 million and $0.3 million, respectively, for the six months ended September 30, 2002. Net amounts due from TheCampusHub.com, Inc. at September 30, 2002 totaled $0.1 million.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in Eurodollar interest rates. Of the $202.9 million in total indebtedness outstanding at September 30, 2003, $14.0 million is subject to fluctuations in the Eurodollar rate. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Debentures) and, in the past, by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC had separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate Tranche A and Tranche B Loans were converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the Credit Agreement). Such agreements terminated on July 31, 2003.

    Certain quantitative market risk disclosures have changed since March 31, 2003 as a result of market fluctuations, movement in interest rates, termination of the interest rate swap agreements, and principal payments. The following table presents summarized market risk information as of September 30, 2003 and March 31, 2003, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):



                                                                September 30,    March 31,
                                                                    2003            2003
                                                               --------------- --------------
   Fair Values:                                                $ 195,176,844   $ 185,116,064
     Fixed rate debt                                              14,007,570      30,447,160
     Variable rate debt (excluding Revolving Credit Facility)              -        (845,669)
     Interest rate swaps

   Overall Weighted-Average Interest Rates:                            9.68%           9.68%
     Fixed rate debt                                                   4.02%           4.24%
     Variable rate debt (excluding Revolving Credit Facility)              -           1.22%
     Interest rate swaps receive rate

                        ITEM 4. CONTROLS AND PROCEDURES.

    Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and treasurer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and treasurer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


               ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    Effective July 1, 2003 and in conjunction with NBC's acquisition of TheCampusHub.com, Inc., the Company exchanged 39,905 shares of its Class A Common Stock for all of the issued and outstanding shares of common stock of TheCampusHub.com, Inc. At the time of the exchange, TheCampusHub.com, Inc. had 1,300,099 shares of issued and outstanding common stock, of which 650,000 shares were owned by the Company's majority shareholder, 650,000 shares were owned by an unrelated third party, and 99 shares were owned by three NBC employees. The net assets of TheCampusHub.com, Inc. acquired in this transaction totaled $10.0 million. This transaction, which did not involve any public offering, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

                           ITEM 5. OTHER INFORMATION.

    The Company is not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but is filing this Quarterly Report on Form 10-Q on a voluntary basis.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits



        10.1 NBC Acquisition Corp. 2003 Performance Stock Option Plan adopted July 1, 2003.

        10.2    NBC Acquisition Corp. 2003 Stock Option Plan adopted July 1,
                2003.

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


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2003.


NBC ACQUISITION CORP.

/s/ Mark W. Oppegard                         /s/ Alan G. Siemek
----------------------------                 -----------------------------------
Mark W. Oppegard                             Alan G. Siemek
President/Chief Executive Officer,           Vice President and Treasurer
Secretary and Director                       (Principal Financial and Accounting
                                             Officer)