Form 10-Q
period 2003-12-31
NBC ACQUISITION CORP
filed 2004-02-12
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

           TOTAL NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING
                   AS OF FEBRUARY 12, 2004: 1,187,656 SHARES

                            TOTAL NUMBER OF PAGES: 27

                             EXHIBIT INDEX: PAGE 27

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                        December 31,      March 31,     December 31,
                                                            2003            2003            2002
                                                       --------------- --------------- ---------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                          $  15,423,613   $  39,405,382   $  10,959,573
     Receivables                                           58,657,326      29,085,329      56,410,263
     Inventories                                           90,095,729      68,315,352      85,991,855
     Recoverable income taxes                               3,578,415               -       1,720,531
     Deferred income taxes                                  5,429,743       3,861,932       4,416,325
     Prepaid expenses and other assets                        632,471         834,284         572,097
                                                       --------------- --------------- ---------------
           Total current assets                           173,817,297     141,502,279     160,070,644

PROPERTY AND EQUIPMENT,
  net of depreciation & amortization                       28,344,685      27,666,370      27,408,799

GOODWILL                                                   34,079,919      30,472,823      30,077,527

IDENTIFIABLE INTANGIBLES, net of amortization                 101,077         239,014         279,051

DEBT ISSUE COSTS, net of amortization                       8,136,907       6,055,751       6,461,278

OTHER ASSETS                                                3,644,716       4,442,780       5,031,855
                                                       --------------- --------------- ---------------
                                                        $ 248,124,601   $ 210,379,017   $ 229,329,154
                                                       =============== =============== ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                   $  24,088,228   $  19,857,301   $  22,656,852
     Accrued employee compensation and benefits             7,364,052      10,642,713       6,950,991
     Accrued interest                                       6,758,015       2,505,772       3,954,670
     Accrued incentives                                     6,528,926       5,518,883       4,921,400
     Accrued expenses                                         885,367       1,077,844         850,571
     Income taxes payable                                           -          89,932               -
     Deferred revenue                                         886,349         538,230         735,250
     Current maturities of long-term debt                     778,119      19,181,277       5,610,893
     Current maturities of capital lease obligations          154,507         124,703         101,846
     Revolving credit facility                                      -               -      25,900,000
                                                       --------------- --------------- ---------------
           Total current liabilities                       47,443,563      59,536,655      71,682,473

LONG-TERM DEBT, net of current maturities                 260,692,511     197,755,713     211,674,919

CAPITAL LEASE OBLIGATIONS, net of current maturities        2,184,125       2,305,583       1,979,327

OTHER LONG-TERM LIABILITIES                                   313,130         300,823       1,540,068

COMMITMENTS (Note 5)

STOCKHOLDERS' DEFICIT:
     Class A common stock, voting,
        authorized 5,000,000 shares of $.01 par value;
        issued 1,304,451 shares at December 31, 2003;
        1,264,246 and 1,263,371 shares issued
        and outstanding at March 31, 2003; and
        December 31, 2002, respectively                        13,045          12,642          12,634
     Additional paid-in capital                            75,129,496      65,381,476      65,304,884
     Notes receivable from stockholders                      (141,487)       (336,681)       (351,028)
     Accumulated deficit                                 (104,828,709)   (114,158,563)   (122,065,436)
     Accumulated other comprehensive income (loss)                  -        (418,631)       (448,687)
                                                       --------------- --------------- ---------------
                                                          (29,827,655)    (49,519,757)    (57,547,633)
     Less:  Treasury stock at cost,
       116,795 shares at December 31, 2003                (32,681,073)              -               -
                                                       --------------- --------------- ---------------
           Total stockholders' deficit                    (62,508,728)    (49,519,757)    (57,547,633)
                                                       --------------- --------------- ---------------
                                                        $ 248,124,601   $ 210,379,017   $ 229,329,154
                                                       =============== =============== ===============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------


                                                     Three Months Ended December 31,  Nine Months Ended December 31,
                                                          2003            2002            2003             2002
                                                     --------------- --------------- ---------------- ---------------
REVENUES, net of returns                               $ 56,783,112    $ 52,898,934    $ 284,237,399   $ 263,961,926

COSTS OF SALES                                           34,060,843      30,726,518      175,176,903     163,048,776
                                                     --------------- --------------- ---------------- ---------------
          Gross profit                                   22,722,269      22,172,416      109,060,496     100,913,150

OPERATING EXPENSES:
   Selling, general and administrative                   23,706,145      20,787,744       73,117,729      64,538,639
   Depreciation                                             824,136         689,326        2,389,054       2,214,472
   Amortization                                             373,599         174,999          923,073         487,461
   Stock-based compensation                                 186,057               -          186,057               -
                                                     --------------- --------------- ---------------- ---------------
                                                         25,089,937      21,652,069       76,615,913      67,240,572
                                                     --------------- --------------- ---------------- ---------------
INCOME (LOSS) FROM OPERATIONS                            (2,367,668)        520,347       32,444,583      33,672,578

OTHER EXPENSES (INCOME):
   Interest expense                                       5,802,772       5,540,945       16,883,939      17,023,270
   Interest income                                          (81,651)       (106,543)        (193,372)       (198,089)
   (Gain) loss on derivative financial instruments                -           2,768          (57,296)        152,873
                                                     --------------- --------------- ---------------- ---------------
                                                          5,721,121       5,437,170       16,633,271      16,978,054
                                                     --------------- --------------- ---------------- ---------------
INCOME (LOSS) BEFORE INCOME TAXES                        (8,088,789)     (4,916,823)      15,811,312      16,694,524

INCOME TAX EXPENSE (BENEFIT)                             (3,204,005)     (1,936,343)       6,481,458       6,822,149
                                                     --------------- --------------- ---------------- ---------------
NET INCOME (LOSS)                                      $ (4,884,784)   $ (2,980,480)   $   9,329,854   $   9,872,375
                                                     =============== =============== ================ ===============
EARNINGS (LOSS) PER SHARE:
   Basic                                               $      (3.83)   $      (2.36)   $        7.28   $        7.81
                                                     =============== =============== ================ ===============
   Diluted                                             $      (3.83)   $      (2.36)   $        7.13   $        7.72
                                                     =============== =============== ================ ===============
WEIGHTED-AVERAGE SHARES OUTSTANDING:
   Basic                                                  1,276,522       1,263,371        1,281,854       1,263,371
                                                     =============== =============== ================ ===============
   Diluted                                                1,276,522       1,263,371        1,308,459       1,279,448
                                                     =============== =============== ================ ===============



See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                     Notes                     Accumulated
                                     Additional    Receivable                     Other
                             Common   Paid-in         From       Accumulated   Comprehensive  Treasury                 Comprehensive
                              Stock    Capital    Stockholders     Deficit     Income (Loss)   Stock         Total        Income
                            -------- -----------  ------------ --------------  ------------- -----------  ------------ -------------
BALANCE,  April 1, 2002     $ 12,634 $65,304,884  $(865,940)   $(131,937,811)   $ (604,567) $          -  $(68,090,800) $         -

  Payment on
  stockholder notes                -           -    521,583                -             -             -       521,583            -

  Interest accrued on
  stockholder notes                -           -     (6,671)               -             -             -        (6,671)           -

  Net income                       -           -          -        9,872,375             -             -     9,872,375    9,872,375

  Other comprehensive
  income, net of taxes:
    Unrealized gains on
    interest rate
    swap agreements,
    net of taxes
    of $128,510                    -          -           -                -       155,880             -       155,880      155,880


                            -------- -----------  ----------   ------------- -------------  ------------- ------------  -----------
BALANCE, December 31, 2002  $ 12,634 $65,304,884  $(351,028)   $(122,065,436)   $ (448,687) $          -  $(57,547,633) $10,028,255
                            ======== ===========  ==========   ============= =============  ============= ============  ===========

BALANCE, April 1, 2003      $ 12,642 $65,381,476  $(336,681)   $(114,158,563)   $ (418,631) $          -  $(49,519,757) $         -

  Issuance of common stock
  (39,905 shares)                400   9,722,283          -                -             -             -     9,722,683            -

  Issuance of 300 shares
  of common stock upon
  exercise  of stock
  options, including
  tax benefit of $10,000           3      25,737          -                -             -             -        25,740            -

  Payment on
  stockholder notes                -           -    208,089                -             -             -       208,089            -

  Interest accrued on
  stockholder notes                -           -    (12,895)               -             -             -       (12,895)           -

  Net income                       -           -          -        9,329,854             -             -     9,329,854    9,329,854

  Reacquired common
  stock (116,795 shares)           -           -          -                -             -   (32,681,073)  (32,681,073)           -

  Other comprehensive
  income, net of taxes:
    Unrealized gains on
    interest rate swap
    agreements, net of
    taxes of $256,145              -           -          -                -       418,631            -        418,631      418,631
                            -------- -----------  ----------   ------------- -------------  ------------- ------------- -----------
BALANCE, December 31, 2003  $ 13,045 $75,129,496  $(141,487)   $(104,828,709)   $        -  $(32,681,073) $(62,508,728) $ 9,748,485
                            ======== ===========  ==========   ============= =============  ============= ============= ===========


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------------------------


                                                                    Nine Months Ended December 31,
                                                                        2003            2002
                                                                    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $  9,329,854    $  9,872,375
     Adjustments to reconcile net income to net cash flows
       from operating activities:
        Provision for losses on receivables                               34,429         125,789
        Depreciation                                                   2,389,054       2,214,472
        Amortization                                                   2,621,248       1,701,094
        Original issue debt discount amortization                              -       5,692,048
        Noncash interest (income) expense from
        derivative financial instruments                                  (1,030)         18,439
        Gain on derivative financial instruments                        (169,863)       (109,287)
        (Gain) loss on disposal of assets                                266,861          (2,466)
        Deferred income taxes                                          3,532,000          52,000
        Changes in operating assets and liabilities,
        net of effect of acquisitions/disposals:
           Receivables                                               (28,577,261)    (27,158,474)
           Inventories                                               (19,858,680)    (15,739,616)
           Recoverable income taxes                                   (3,543,415)     (1,720,531)
           Prepaid expenses and other assets                             235,502         (73,657)
           Other assets                                                 (108,928)       (191,428)
           Accounts payable                                            5,075,762       7,572,775
           Accrued employee compensation and benefits                 (3,362,661)     (1,959,911)
           Accrued interest                                            4,252,243       2,407,471
           Accrued incentives                                          1,010,043       1,325,772
           Accrued expenses                                             (195,367)       (210,398)
           Income taxes payable                                          (89,932)     (3,684,439)
           Deferred revenue                                              348,119         302,460
           Other long-term liabilities                                    12,307          23,056
                                                                    -------------   -------------
              Net cash flows from operating activities               (26,799,715)    (19,542,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                              (2,898,756)     (3,020,852)
     Acquisitions, net of cash acquired                               (2,355,487)       (851,947)
     Proceeds from sale of property and equipment and other                8,774          15,192
     Software development costs                                         (134,016)       (208,475)
                                                                    -------------   -------------
              Net cash flows from investing activities                (5,379,485)     (4,066,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                         75,000,000               -
     Payment of financing costs                                       (3,779,331)        (32,446)
     Principal payments on long-term debt                            (30,466,360)     (3,158,175)
     Principal payments on capital lease obligations                     (99,634)        (82,128)
     Proceeds from exercise of stock options                              15,740               -
     Net increase in revolving credit facility                                 -      25,900,000
     Purchases of treasury stock                                     (32,681,073)              -
     Proceeds from payment on notes receivable from stockholders         208,089         521,583
                                                                    -------------   -------------
              Net cash flows from financing activities                 8,197,431      23,148,834
                                                                    -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (23,981,769)       (459,704)

CASH AND CASH EQUIVALENTS, Beginning of period                        39,405,382      11,419,277
                                                                    -------------   -------------
CASH AND CASH EQUIVALENTS, End of period                            $ 15,423,613    $ 10,959,573
                                                                    =============   =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
     Cash paid during the period for:
        Interest                                                    $ 11,047,118    $  7,953,839
        Income taxes                                                   6,607,805      12,175,119


     Noncash investing and financing activities:
        Acquisition of TheCampusHub.com, Inc.
        through issuance of common stock                            $  9,722,683    $          -

        Accumulated other comprehensive income (loss):
           Unrealized gains on interest rate
           swap agreements, net of income taxes                          418,631         155,880
           Deferred taxes resulting from accumulated
           other comprehensive income (loss)                             256,145         128,510

        Tax benefit on exercise of stock options                          10,000               -


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1. MANAGEMENT REPRESENTATIONS - The consolidated balance sheet of NBC Acquisition Corp. (the "Company") and its wholly-owned subsidiary, Nebraska Book Company, Inc. ("NBC"), at March 31, 2003 was derived from the Company's audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company's operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period consolidated financial statements to conform with current year presentation. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2003 included in the Company's Annual Report on Form 10-K.

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


                                              Quarter Ended December 31,   Nine Months Ended December 31,
                                                   2003          2002           2003            2002
                                             -------------- -------------- --------------- --------------
Net income (loss), as reported               $ (4,884,784)    $(2,980,480)   $ 9,329,854    $ 9,872,375
Add:  Stock-based compensation included in
reported net income, net of related income
tax effects                                       111,634               -        111,634              -
Less: Stock-based compensation determined
under fair value based method, net of
related income tax effects                        (24,445)        (23,096)       (73,335)       (69,287)
                                             -------------- -------------- --------------- --------------
Pro forma net income (loss)                  $ (4,797,595)    $(3,003,576)   $ 9,368,153    $ 9,803,088
                                             ============== ============== =============== ==============

Basic and diluted earnings (loss) per share:
  Basic:
    As reported                              $      (3.83)    $     (2.36)   $     7.28     $      7.81
    Pro forma                                       (3.76)          (2.38)         7.31            7.76

  Diluted:
    As reported                                     (3.83)          (2.36)         7.13            7.72
    Pro forma                                       (3.76)          (2.38)         7.07            7.62

      In conjunction with the debt refinancing on December 10, 2003 discussed in
      Note 5, the Company purchased 116,795 shares of its Class A Common Stock and 838 options outstanding to purchase shares of its Class A Common Stock. The cost of the treasury shares was $32.7 million and stock-based compensation expense resulting from the purchase of the options was $0.2 million. The purchase of the treasury shares and options was funded by NBC through a $34.5 million dividend, of which $1.7 million remained payable at December 31, 2003.

      Effective July 1, 2003, the Company established two new stock-based compensation plans - the NBC Acquisition Corp. 2003 Performance Stock Option Plan (the "Performance Plan") and the NBC Acquisition Corp. 2003 Stock Option Plan (the "Option Plan"). These plans provide for the granting of options to purchase 43,000 shares and 28,000 shares, respectively, of the Company's Class A Common Stock to selected employees, officers, employee directors, and members of senior management of the Company and its affiliates. All options granted are intended to be nonqualified stock options, although the plans also provide for incentive stock options. The Performance Plan provides for the granting of up to 25% of the total number of shares of stock available under such plan upon the attainment of established targets in fiscal years 2003 through 2006. The Option Plan provides for the granting of options at the discretion of a committee designated by the Board of Directors. Generally, twenty-five percent of the options granted become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Options granted under the Performance Plan are to be granted at an exercise price of not less than fair market value on the date the options are granted. Incentive stock options granted under the Option Plan are to be granted at an exercise price of not less than fair market value on the date the options are granted, while nonqualified options may be granted at less than fair market value. Options expire ten years from the date of grant. Effective August 1, 2003, options to purchase 10,750 shares were granted under the Performance Plan. At December 31, 2003, there were 32,250 options and 28,000 options available for grant under the Performance Plan and the Option Plan, respectively.

3. EARNINGS PER SHARE - Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. For purposes of calculating basic and diluted earnings per share, weighted-average common shares outstanding for the quarters and nine months ended December 31, 2003 and 2002 were as follows:

                                              Quarter Ended December 31,   Nine Months Ended December 31,
                                                 2003           2002           2003            2002
                                             -------------  ------------   -------------  --------------
Basic Earnings Per Share:
  Weighted-average common shares
  outstanding                                    1,276,522     1,263,371      1,281,854      1,263,371

Diluted Earnings Per Share:
  Weighted-average common shares outstanding     1,276,522     1,263,371      1,308,459      1,279,448
  Incremental shares attributable to stock
  options                                           28,637        23,264         26,605         16,077
  Stock options outstanding                         90,537        83,000         90,537         83,000


      For purposes of calculating diluted earnings per share, weighted-average common shares outstanding for the quarters ended December 31, 2003 and 2002 exclude the incremental shares, as to include such shares would have been antidilutive for the periods presented.

4. INVENTORIES - Inventories are summarized as follows:

                                            December 31,     March 31,     December 31,
                                                2003           2003            2002
    ----------------------------------------------------------------------------------
    Textbook Division                       $19,317,249    $28,908,121    $19,456,994
    Bookstore Division                       63,727,565     31,986,260     57,597,217
    Distance Education Division               6,058,647      6,833,989      8,406,903
    Other Complementary Services Divisions      992,268        586,982        530,741
    ----------------------------------------------------------------------------------
                                            $90,095,729    $68,315,352    $85,991,855
    ==================================================================================

5. LONG-TERM DEBT - Indebtedness includes NBC's $110.0 million face amount of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes"), $76.0 million face amount of 10.75% senior discount debentures due 2009 (the "Senior Discount Debentures"), and capital leases. The Senior Discount Debentures were issued at a discount of $31.0 million and accreted in value at the rate of 10.75% compounded semi-annually through February 15, 2003, with semi-annual interest payments commencing August 15, 2003.

      The Company's indebtedness also includes NBC's bank-administered senior credit facility provided through a syndicate of lenders, which was amended and restated on December 10, 2003 (as amended and restated, the "Senior Credit Facility") to finance the Company's purchase of 116,795 shares of its Class A Common Stock and 838 options outstanding to purchase shares of its Class A Common Stock and to refinance the remaining indebtedness under the existing credit facility. The Senior Credit Facility is comprised of a $75.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). The Term Loan matures on the earlier of December 31, 2010 or the early maturity date (the "Early Maturity Date"), as defined in the amended and restated credit agreement (as amended and restated, the "Credit Agreement"). In the event that the Senior Subordinated Notes or the Senior Discount Debentures are not refinanced or extended prior to June 30, 2007 to a date not earlier than May 31, 2011, the Early Maturity Date is triggered and is defined as June 30, 2007; provided that, if the Senior Subordinated Notes and Senior Discount Debentures have been refinanced or extended prior to June 30, 2007 to a date earlier than May 31, 2011, the Early Maturity Date shall be the date which is six months prior to the maturity of the refinanced Senior Subordinated Notes and Senior Discount Debentures. The Revolving Credit Facility was unused except at December 31, 2002, outstanding indebtedness under which totaled $25.9 million, and expires on the earlier of December 31, 2008 or the Early Maturity Date, as defined in the Credit Agreement. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at December 31, 2003 was $50.0 million.

      The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.75%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The Senior Credit Facility requires excess cash flows, as defined in the Credit Agreement, to be calculated annually based upon year-end results and to be applied initially towards prepayment of the Term Loan and then utilized to permanently reduce commitments under the Revolving Credit Facility. There was an excess cash flow payment obligation for fiscal 2003 of $14.3 million which was paid on September 29, 2003.

      Aggregate maturities of long-term debt, excluding capital leases, for the next five years, were as follows at December 31, 2003:

            2004                        $    778,119
            2005                             781,294
            2006                             784,830
            2007                          72,788,765
            2008                         110,043,145

6.    DERIVATIVE  FINANCIAL  INSTRUMENTS  - The Financial  Accounting  Standards
      Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE
      INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133; SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES; and SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This standard requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. In the past, the Company has utilized derivative financial instruments primarily to manage the risk that changes in interest rates will affect the amount of its future interest payments on its variable rate debt and adopted SFAS No. 133 effective April 1, 2001.

      The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Debentures) and, in the past, by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC had separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate term debt was converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the then-existing credit agreement). Such agreements expired on July 31, 2003. Notional amounts under the agreements were reduced periodically by amounts equal to the originally-scheduled principal payments on the term debt. General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                                      December 31,     March 31,      December 31,
                                                          2003           2003             2002
                                                     --------------- --------------  ---------------
Total indebtedness outstanding                         $263,809,262   $219,367,276     $245,266,985

Term debt subject to Eurodollar fluctuations             75,000,000     30,447,160       31,759,075

Revolving credit facility subject to Prime
rate fluctuations                                                 -              -       25,900,000

Notional amounts under swap agreements                            -     38,100,000       39,800,000

Fixed interest rate indebtedness                        188,809,262    188,920,116      187,607,910

Variable interest rate, including applicable margin:
  Term Debt - Term Loan                                        3.88%             -                -
  Term Debt - Tranche A Loans                                     -           2.76%            2.91%
  Term Debt - Tranche B Loans                                     -           3.76%            3.91%
  Revolving Credit Facility                                       -              -             4.75%

      The interest rate swap agreements qualified as cash flow hedge instruments as the following criteria were met:

      (1) Formal documentation of the hedging relationship and NBC's risk management objective and strategy for undertaking the hedge occurred at the inception of the agreements.

      (2) The interest rate swap agreements were expected to be highly effective in offsetting the change in the value of the interest payments attributable to NBC's term debt.

      NBC estimated the effectiveness of the interest rate swap agreements utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreements was compared to the fair value of hypothetical swap agreements that had the same critical terms as the term debt, including notional amounts and repricing dates. To the extent that the agreements were not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreements and any subsequent changes in such fair value were immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreements were considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreements were immediately recognized in earnings as interest expense.

      Under hedge accounting, the interest rate swap agreements were reflected at fair value in the Company's consolidated balance sheets (as "accounts payable" at March 31, 2003 and "other long-term liabilities" at December 31, 2002) and the related gains or losses on these agreements were generally recorded in stockholders' deficit, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive income (loss) were reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged were recognized in earnings. The net effect of this accounting on the Company's consolidated results of operations was that interest expense on the term debt was generally being recorded based on fixed interest rates until the interest rate swap agreements expired on July 31, 2003. The fair value of the interest rate swap agreements reflected as a liability at March 31, 2003 and December 31, 2002 totaled $0.8 million and $1.2 million, respectively.

      As a result of a $10.0 million optional prepayment of term debt on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlated with remaining principal balances due under the term debt. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the term debt represented the portion of the agreements that no longer qualified for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualified for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the term debt. The fair value allocated to the portion of the interest rate swap agreements that no longer qualified for hedge accounting was immediately recognized in the Company's consolidated results of operations as a loss on derivative financial instruments and totaled approximately $(0.4) million. Changes in the fair value of this portion of the interest rate swap agreements, along with the proportionate share of actual net cash settlements attributable to this portion of the agreements, were also recognized as a gain (loss) on derivative financial instruments in the consolidated statements of operations and totaled $0.1 million for the nine months ended December 31, 2003 and $(2,768) and $(0.2) million for the quarter and nine months ended December 31, 2002, respectively.

      Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the periods then ended:


                                             December 31,   March 31,    December 31,
                                                 2003         2003          2002
                                            ------------- ------------- -------------
Increase in fair value of swap agreements
designated as hedges                          $ 675,806    $ 582,146      $ 265,953

Year-to-date interest income (expense)
recorded due to hedge ineffectiveness             1,030                     (18,439)

Quarterly interest income recorded due
to hedge ineffectiveness                              -                      17,987

      Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest expense from derivative financial instruments", "gain or loss on derivative financial instruments", or as noncash investing and financing activities.

7. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. During the quarter ended June 30, 2003, the Distance Education Division surpassed the quantitative revenue threshold for a reportable segment. The segment information has been reclassified to reflect this change for all periods presented. The Company now has four reportable segments: Textbook Division, Bookstore Division, Distance Education Division, and Other Complementary Services Divisions. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Bookstore Division segment encompasses the operating activities of the Company's 113 college bookstores as of December 31, 2003 located on or adjacent to college campuses. The Distance Education Division provides students with textbooks and materials for use in distance education courses, and is a provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. Such services are provided by Specialty Books, Inc., a wholly-owned subsidiary of NBC. The Other Complementary Services Divisions segment includes CampusHub (formerly TheCampusHub.com, Inc.) and other college bookstore-related services, such as computer hardware and software and a centralized buying service. CampusHub provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by NBC.

      The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, property and equipment, intangibles, and other assets), net interest expense and taxes are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters and nine months ended December 31, 2003 and 2002, respectively:

                                                                                          Other
                                                                         Distance     Complementary
                                           Textbook     Bookstore       Education        Services
                                           Division      Division        Division        Divisions        Total
                                         ------------  ------------   -------------   --------------  -------------
Quarter ended December 31, 2003:
External customer revenues                $25,373,656  $ 19,284,401    $10,012,872     $ 2,112,183    $ 56,783,112
Intersegment revenues                       5,304,144       349,997              -         642,926       6,297,067
Depreciation and amortization expense         213,673       491,418         20,632         436,515       1,162,238
Earnings (loss) before interest, taxes,
  depreciation and amortization (EBITDA)    5,206,119    (1,574,643)       175,023          77,707       3,884,206

Quarter ended December 31, 2002:
External customer revenues                $26,006,081  $ 17,093,574    $ 8,235,520     $ 1,563,759    $ 52,898,934
Intersegment revenues                       5,066,193       371,609              -         192,927       5,630,729
Depreciation and amortization expense         203,946       460,377         20,670         136,135         821,128
Earnings (loss) before interest, taxes,
  depreciation and amortization (EBITDA)    5,784,535      (642,162)       370,232          (4,269)      5,508,336

Nine months ended December 31, 2003:
External customer revenues                $92,962,816  $151,555,354    $31,032,191     $ 8,687,038    $284,237,399
Intersegment revenues                      18,640,654       955,812              -       1,551,206      21,147,672
Depreciation and amortization expense         638,619     1,513,416         63,155         980,813       3,196,003
Earnings before interest, taxes,
  depreciation and amortization (EBITDA)   28,338,901    14,192,399      1,278,473       1,286,243      45,096,016

Nine months ended December 31, 2002:
External customer revenues                $94,800,965  $137,204,160    $26,704,764     $ 5,252,037    $263,961,926
Intersegment revenues                      18,134,972       771,789              -         681,254      19,588,015
Depreciation and amortization expense         438,413     1,630,202         96,702         395,839       2,561,156
Earnings before interest, taxes,
  depreciation and amortization (EBITDA)   29,368,753    13,256,859      1,590,315         106,620      44,322,547


      The following table reconciles segment information presented above with information as presented in the consolidated financial statements for the quarters and nine months ended December 31, 2003 and 2002, respectively:


                                                     Quarter Ended December 31,     Nine Months Ended December 31,
                                                         2003           2002            2003             2002
                                                    -------------- --------------  ---------------  --------------
Revenues:
  Total for reportable segments                      $ 63,080,179   $ 58,529,663    $ 305,385,071   $ 283,549,941
  Elimination of intersegment revenues                 (6,297,067)    (5,630,729)     (21,147,672)    (19,588,015)
                                                    -------------- --------------  ---------------  --------------
    Consolidated total                               $ 56,783,112   $ 52,898,934    $ 284,237,399   $ 263,961,926
                                                    ============== ==============  ===============  ==============

Depreciation and Amortization Expense:
  Total for reportable segments                      $  1,162,238   $    821,128    $   3,196,003   $   2,561,156
  Corporate administration                                 35,497         43,197          116,124         140,777
                                                    -------------- --------------  ---------------  --------------
    Consolidated total                               $  1,197,735   $    864,325    $   3,312,127   $   2,701,933
                                                    ============================== ================ ===============

Income (Loss) Before Income Taxes:
  Total EBITDA for reportable segments               $  3,884,206   $  5,508,336    $  45,096,016   $  44,322,547
  Corporate administrative costs                       (5,054,139)    (4,123,664)      (9,339,306)     (7,948,036)
                                                    -------------- --------------  ---------------  --------------
                                                       (1,169,933)     1,384,672       35,756,710      36,374,511
  Depreciation and amortization                        (1,197,735)      (864,325)      (3,312,127)     (2,701,933)
                                                    -------------- --------------  ---------------  --------------
    Consolidated income (loss) from operations         (2,367,668)       520,347       32,444,583      33,672,578
  Interest and other expenses, net                     (5,721,121)    (5,437,170)     (16,633,271)    (16,978,054)
                                                    -------------- --------------  ---------------  --------------
    Consolidated income (loss) before income taxes   $ (8,088,789)  $ (4,916,823)   $  15,811,312   $  16,694,524
                                                    ============== ==============  ===============  ==============

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

      The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash
      Flows:


                                                Quarter ended December 31,    Nine Months ended December 31,
                                                    2003           2002            2003             2002
                                              --------------- --------------- --------------   -------------
EBITDA                                         $ (1,169,933)  $   1,384,672   $ 35,756,710     $ 36,374,511

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Interest income                                    81,651         106,543        193,372          198,089
  Provision for losses on receivables               (19,806)         75,855         34,429          125,789
  Cash paid for interest                           (397,801)     (1,157,938)   (11,047,118)      (7,953,839)
  Cash paid for income taxes                     (6,733,997)     (8,668,896)    (6,607,805)     (12,175,119)
  (Gain) loss on disposal of assets                   1,929           2,405        266,861           (2,466)
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)   (68,352,497)    (60,355,388)   (45,396,164)     (36,109,421)
                                              -------------- --------------- --------------   --------------
Net Cash Flows from Operating Activities       $(76,590,454)  $ (68,612,747)  $(26,799,715)    $(19,542,456)
                                              ============== =============== ==============   ==============
Net Cash Flows from Investing Activities       $ (1,333,656)  $    (644,047)  $ (5,379,485)    $ (4,066,082)
                                              ============== =============== ==============   ==============
Net Cash Flows from Financing Activities       $ 24,700,845   $  23,898,567   $  8,197,431     $ 23,148,834
                                              ============== =============== ==============   ==============

(1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

      The following table presents the total carrying amount of goodwill, by reportable segment, as of December 31, 2003, March 31, 2003, and December 31, 2002, respectively. Goodwill assigned to corporate administration represents the carrying value of goodwill arising from the Company's acquisition of NBC on September 1, 1995. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                       December 31,    March 31,    December 31,
                                           2003          2003           2002
                                      ------------- ------------- --------------

Bookstore Division                     $13,704,969  $ 13,702,249    $13,306,953
Other Complementary Services Divisions   3,604,376             -              -
                                      ------------- ------------- --------------
  Total for reportable segments         17,309,345    13,702,249     13,306,953
Corporate administration                16,770,574    16,770,574     16,770,574
                                      ------------- ------------- --------------
  Total goodwill                       $34,079,919  $ 30,472,823    $30,077,527
                                      ============= ============= ==============

      The changes in the carrying amount of goodwill for the Bookstore and Other Complementary Services Divisions for the nine months ended December 31, 2003 and 2002 and the year ended March 31, 2003 are as follows:

                                       December 31,    March 31,    December 31,
                                           2003          2003           2002
                                       ------------- ------------- -------------

Bookstore Division:
  Balance, beginning of period          $13,702,249   $ 13,020,761   $13,020,761
  Goodwill acquired during the period         2,720        681,488       286,192
                                       ------------- -------------- ------------
  Balance, end of period                $13,704,969   $ 13,702,249   $13,306,953
                                       ============= ============== ============

Other Complementary Services Divisions:
  Balance, beginning of period          $         -   $          -   $         -
  Goodwill acquired during the period     3,604,376              -             -
                                       ------------- -------------- ------------
  Balance, end of period                $ 3,604,376   $          -   $         -
                                       ============= ============== ============

      The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

8. RELATED PARTY TRANSACTIONS - On July 1, 2003, NBC acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. TheCampusHub.com, Inc. is no longer separately incorporated and is instead accounted for as a division within NBC's Other Complementary Services Divisions segment. Each share of TheCampusHub.com, Inc. common stock issued and outstanding was converted into shares of Class A Common Stock of the Company, resulting in the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock. TheCampusHub.com, Inc. provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by NBC and had 1,300,099 shares of issued and outstanding common stock at the time of acquisition, of which 650,000 shares were owned by the Company's majority shareholder, 650,000 shares were owned by an unrelated third party, and 99 shares were owned by three NBC employees. This business combination was accounted for by NBC in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.6 million was assigned to non-deductible goodwill.

9. ACCOUNTING STANDARDS NOT YET ADOPTED - In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"), to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain provisions that have been deferred. Adoption of SFAS No. 150 had no impact and is not expected to have a significant impact on the Company's consolidated financial statements. In January, 2003 the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46") and later revised FIN 46 in December, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 become effective on varying dates. As these provisions become effective and are adopted, they have not had and are not expected to have a significant impact on the Company's consolidated financial statements.

10. SUBSEQUENT EVENT - The Company filed a Current Report on Form 8-K dated February 5, 2004 announcing the commencement of tender offers and consent solicitations for the Senior Subordinated Notes and Senior Discount Debentures. The tender offers and consent solicitations are being undertaken in connection with a recapitalization transaction, through which funds affiliated with Weston Presidio Capital, which currently holds approximately 32.1% of the outstanding Class A Common Stock of the Company, will acquire control over substantially all of the rest of the outstanding Class A Common Stock of the Company. This recapitalization transaction will include the refinancing of the Senior Credit Facility and the incurrence of other indebtedness and is expected to be accounted for utilizing purchase accounting.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2003 COMPARED WITH QUARTER ENDED DECEMBER 31, 2002.

      REVENUES. Revenues for the quarters ended December 31, 2003 and 2002 and the corresponding change in revenues were as follows:

                                                                                  Change
                                                                        -------------------------
                                               2003           2002          Amount     Percentage
                                         -------------- --------------  -------------  ----------
Textbook Division                         $ 30,677,800   $ 31,072,274    $  (394,474)     (1.3)%
Bookstore Division                          19,634,398     17,465,183      2,169,215      12.4 %
Distance Education Division                 10,012,872      8,235,520      1,777,352      21.6 %
Other Complementary Services Divisions       2,755,109      1,756,686        998,423      56.8 %
Intercompany eliminations                   (6,297,067)    (5,630,729)      (666,338)     11.8 %
                                         -------------- --------------  -------------  ----------
                                          $ 56,783,112   $ 52,898,934    $ 3,884,178       7.3 %
                                         ============== ==============  =============  ==========

      The decrease in Textbook Division revenues was due primarily to a decrease in the number of units sold. The Company believes that unit sales are down for the quarter primarily due to a decrease in the number of units purchased in the December of 2002 and May of 2003 student book buys. Textbook Division revenues are limited by the supply of used textbooks available to the Company. The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores and a slight increase in same store sales. The new bookstores provided an additional $2.2 million of revenue in the quarter ended December 31, 2003. Same store sales contributed slightly to the increase in revenues, up 0.8% from the quarter ended December 31, 2002, but were offset by revenue decreases attributable to bookstores closed since October 1, 2002. Distance Education Division revenues increased due to continued steady growth in its programs. However, future revenue streams for this segment will be impacted by certain developments as described in Recent Developments. Other Complementary Services Divisions revenues increased primarily due to increased installation and training activity in the systems divisions and from NBC's acquisition of TheCampusHub.com, Inc. in July, 2003. Corresponding to the overall growth in the number of company-owned college bookstores, the Company's intercompany transactions also increased.

      GROSS PROFIT. Gross profit for the quarter ended December 31, 2003 increased $0.5 million, or 2.5%, to $22.7 million from $22.2 million for the quarter ended December 31, 2002. This increase was attributable to higher revenues, offset in part by a drop in gross margin percent for the quarter. Gross margin percent was 40.0% for the quarter ended December 31, 2003 as compared to 41.9% for the quarter ended December 31, 2002, driven primarily by small declines in gross margin percent in all reporting segments.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended December 31, 2003 increased $2.9 million, or 14.0%, to $23.7 million from $20.8 million for the quarter ended December 31, 2002. Selling, general and administrative expenses as a percentage of revenues were 41.7% and 39.3% for the quarters ended December 31, 2003 and 2002, respectively. The increase in expenses is primarily the result of the Company's growth, as previously discussed. The increase in expenses as a percentage of revenues is primarily attributable to $0.3 million of costs incurred in conjunction with the debt refinancing that ultimately resulted in the amended and restated senior credit facility dated December 10, 2003 (as amended and restated, the "Senior Credit Facility") and costs associated with the Company's new human resources system. Additionally, expense growth continued to outpace revenue growth in certain areas, including advertising, shipping, and rent expense.

      STOCK-BASED COMPENSATION. Stock-based compensation expense was incurred in conjunction with the Company's December 10, 2003 purchase of 838 options outstanding to purchase shares of its Class A Common Stock. Such costs represent the difference between the purchase price and exercise price on the 838 unexercised options purchased by the Company.

      EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended December 31, 2003 and 2002 and the corresponding change in EBITDA were as follows:

                                                                             Change
                                                                    -------------------------
                                            2003          2002          Amount     Percentage
                                       -------------- ------------- -------------- ----------
Textbook Division                       $  5,206,119   $ 5,784,535   $   (578,416)     (10.0)%
Bookstore Division                        (1,574,643)     (642,162)      (932,481)    (145.2)%
Distance Education Divion                    175,023       370,232       (195,209)     (52.7)%
Other Complementary Services Divisions        77,707        (4,269)        81,976     1920.3 %
Corporate administration                  (5,054,139)   (4,123,664)      (930,475)     (22.6)%
                                       -------------- ------------- -------------- ----------
                                        $ (1,169,933)  $ 1,384,672   $ (2,554,605)    (184.5)%
                                       ============== ============= ============== ==========

      The decrease in EBITDA in the Textbook Division is primarily attributable to small decreases in revenues and gross margin percent. The decrease in Bookstore Division EBITDA was primarily due to increased expenses resulting from growth in the number of college bookstores owned by the Company, compounded by the fact that the third quarter is a seasonally-slow revenue quarter for the Bookstore Division. The decrease in EBITDA for the Distance Education Division was primarily due to the aforementioned decline in gross margin percent. The increase in EBITDA in the Other Complementary Services Divisions was primarily due to increased revenues and controlled growth of selling, general, and administrative expenses. As previously mentioned, corporate administration costs increased, primarily as a result of $0.5 million in expenses recorded in conjunction with the stock purchase and debt refinancing on December 10, 2003 and $0.3 million in expenses recorded in conjunction with the new human resources system.

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

      The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities:

                                                 Quarter ended December 31,
                                                    2003           2002
                                               -------------- --------------

EBITDA                                          $ (1,169,933)  $  1,384,672

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Interest income                                     81,651        106,543
  Provision for losses on receivables                (19,806)        75,855
  Cash paid for interest                            (397,801)    (1,157,938)
  Cash paid for income taxes                      (6,733,997)    (8,668,896)
  Loss on disposal of assets                           1,929          2,405
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)    (68,352,497)   (60,355,388)
                                               -------------- --------------
Net Cash Flows from Operating Activities        $(76,590,454)  $(68,612,747)
                                               ============== ==============
Net Cash Flows from Investing Activities        $ (1,333,656)  $   (644,047)
                                               ============== ==============
Net Cash Flows from Financing Activities        $ 24,700,845   $ 23,898,567
                                               ============== ==============

(1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

      AMORTIZATION EXPENSE. Amortization expense for the quarter ended December 31, 2003 increased $0.2 million to $0.4 million from $0.2 million for the quarter ended December 31, 2002, primarily due to amortization of capitalized software development costs arising from the acquisition of TheCampusHub.com, Inc. in July, 2003.

      INTEREST EXPENSE, NET. Interest expense, net for the quarter ended December 31, 2003 increased $0.3 million, or 5.3%, to $5.7 million from $5.4 million for the quarter ended December 31, 2002, primarily due to the debt refinancing on December 10, 2003 that resulted in the amended and restated Senior Credit Facility. As a result of this refinancing, $75.0 million of term debt replaced $13.4 million of term debt, $0.5 million in debt issue costs associated with the then-existing senior credit facility were written off to interest expense, and $3.8 million in debt issue costs associated with the amended and restated Senior Credit Facility are being amortized to interest expense through June 30, 2007 utilizing the effective interest method. Interest expense on the Senior Discount Debentures also increased $0.1 million as this debt became fully accreted in February, 2003. Such additional interest costs were partially offset by reduced usage under the Revolving Credit Facility.

      INCOME TAXES. Income tax benefit for the quarter ended December 31, 2003 increased $1.3 million, or 65.5%, to $3.2 million from $1.9 million for the quarter ended December 31, 2002. The Company's effective tax rate for the quarters ended December 31, 2003 and 2002 was 39.6% and 39.4%, respectively. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2002.

      REVENUES. Revenues for the nine months ended December 31, 2003 and 2002 and the corresponding change in revenues were as follows:

                                                                                   Change
                                                                         -------------------------
                                               2003            2002           Amount    Percentage
                                         --------------- --------------- -------------- ----------
Textbook Division                         $ 111,603,470   $ 112,935,937   $ (1,332,467)    (1.2)%
Bookstore Division                          152,511,166     137,975,949     14,535,217     10.5 %
Distance Education Division                  31,032,191      26,704,764      4,327,427     16.2 %
Other Complementary Services Divisions       10,238,244       5,933,291      4,304,953     72.6 %
Intercompany eliminations                   (21,147,672)    (19,588,015)    (1,559,657)     8.0 %
                                         --------------- --------------- -------------- ----------
                                          $ 284,237,399   $ 263,961,926   $ 20,275,473      7.7 %
                                         =============== =============== ============== ==========

      The decrease in Textbook Division revenues was due primarily to a decrease in the number of units sold. The Company believes that unit sales are down for the year primarily due to a decrease in the number of units purchased in the December of 2002 and May of 2003 student book buys. Textbook Division revenues are limited by the supply of used textbooks available to the Company. The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores and increases in same store sales. The new bookstores provided an additional $8.8 million of revenue in the nine months ended December 31, 2003. This increase was offset, in part, by a $1.4 million decrease in revenues attributable to stores closed since April 1, 2002. Same store sales increased 5.3%, or $7.2 million. Distance Education Division revenues increased due to continued steady growth in its programs. However, future revenue streams for this segment will be impacted by certain developments as described in Recent Developments. Other Complementary Services Divisions revenues increased primarily due to increased installation and training activity in the systems divisions and NBC's acquisition of TheCampusHub.com, Inc. in July, 2003. Corresponding to the overall growth in the number of company-owned college bookstores, the Company's intercompany transactions also increased.

      GROSS PROFIT. Gross profit for the nine months ended December 31, 2003 increased $8.2 million, or 8.1%, to $109.1 million from $100.9 million for the nine months ended December 31, 2002. This increase was primarily due to higher revenues, along with a slightly higher gross margin percent. Gross margin percent was 38.4% for the nine months ended December 31, 2003 as compared to 38.2% for the nine months ended December 31, 2002, driven primarily by improved gross margin percents in the Bookstore and Other Complementary Services Divisions.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended December 31, 2003 increased $8.6 million, or 13.3%, to $73.1 million from $64.5 million for the nine months ended December 31, 2002. Selling, general and administrative expenses as a percentage of revenues were 25.7% and 24.4% for the nine months ended December 31, 2003 and 2002, respectively. The increase in selling, general and administrative expenses is primarily attributable to the Company's continued growth which prompted increases in personnel costs, shipping costs, and rent, as well as an increased focus on advertising. Additionally, $0.3 million in expenses were recorded in conjunction with the Company's debt refinancing on December 10, 2003 and $0.3 million in expenses were recorded in the third quarter of fiscal 2004 in conjunction with the Company's new human resources system.

      STOCK-BASED COMPENSATION. Stock-based compensation expense was incurred in conjunction with the Company's December 10, 2003 purchase of 838 options outstanding to purchase shares of its Class A Common Stock. Such costs represent the difference between the purchase price and exercise price on the 838 unexercised options purchased by the Company.

      EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the nine months ended December 31, 2003 and 2002 and the corresponding change in EBITDA were as follows:

                                                                                 Change
                                                                       -------------------------
                                             2003           2002           Amount     Percentage
                                        -------------- --------------  -------------- ----------
Textbook Division                        $ 28,338,901   $ 29,368,753    $ (1,029,852)      (3.5)%
Bookstore Division                         14,192,399     13,256,859         935,540        7.1 %
Distance Education Divion                   1,278,473      1,590,315        (311,842)     (19.6)%
Other Complementary Services Divisions      1,286,243        106,620       1,179,623     1106.4 %
Corporate administration                   (9,339,306)    (7,948,036)     (1,391,270)     (17.5)%
                                        -------------- --------------  -------------- ----------
                                         $ 35,756,710   $ 36,374,511    $   (617,801)      (1.7)%
                                        ============== ==============  ============== ==========

      This decrease is partly attributable to lower revenues in the Textbook Division. Corporate Administration EBITDA also declined by $1.4 million, primarily as a result of Company growth, expenses of the stock purchase and debt refinancing, and the installation of the new human resources system. The decrease in EBITDA for the Distance Education Division was primarily due to a decline in gross margin percent. These decreases are almost entirely offset by improved EBITDA in the College Bookstore and Other Complementary Services Divisions as a result of the aforementioned increases in revenues and gross margin percents.

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

      The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                 Nine Months ended December 31,
                                                     2003            2002
                                                ---------------  --------------
EBITDA                                           $  35,756,710    $ 36,374,511

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

   Interest income                                     193,372         198,089
   Provision for losses on receivables                  34,429         125,789
   Cash paid for interest                          (11,047,118)     (7,953,839)
   Cash paid for income taxes                       (6,607,805)    (12,175,119)
   (Gain) loss on disposal of assets                   266,861          (2,466)
   Changes in operating assets and liabilities,
   net of effect of acquisitions/disposals (1)     (45,396,164)    (36,109,421)
                                                ---------------  --------------
Net Cash Flows from Operating Activities         $ (26,799,715)   $(19,542,456)
                                                ===============  ==============
Net Cash Flows from Investing Activities         $  (5,379,485)   $ (4,066,082)
                                                ===============  ==============
Net Cash Flows from Financing Activities         $   8,197,431    $ 23,148,834
                                                ===============  ==============

(1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

      AMORTIZATION EXPENSE. Amortization expense for the nine months ended December 31, 2003 increased $0.4 million, or 89.4% to $0.9 million from $0.5 million for the quarter ended December 31, 2002, primarily due to amortization of capitalized software development costs arising from the acquisition of TheCampusHub.com, Inc. in July, 2003.

      INTEREST EXPENSE, NET. Interest expense, net for the nine months ended December 31, 2003 decreased $0.1 million, or 0.8%, to $16.7 million from $16.8 million for the nine months ended December 31, 2002, primarily due to reduced usage under the Revolving Credit Facility and declining principal balances on term debt through December 10, 2003. The resulting decreases in interest expense were almost entirely offset as a result of interest costs arising from the debt refinancing on December 10, 2003 that resulted in the amended and restated Senior Credit Facility. As a result of this refinancing, $75.0 million of term debt replaced $13.4 million of term debt, $0.5 million in debt issue costs associated with the then-existing senior credit facility were written off to interest expense, and $3.8 million in debt issue costs associated with the amended and restated Senior Credit Facility are being amortized to interest expense through June 30, 2007 utilizing the effective interest method. Interest expense on the Senior Discount Debentures also increased $0.5 million as this debt became fully accreted in February, 2003.

      (GAIN) LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. (Gain) loss on derivative financial instruments for the nine months ended December 31, 2003 improved $0.2 million compared to the nine months ended December 31, 2002 due to the increase in the fair market value of the interest rate swap agreements that expired on July 31, 2003.

      INCOME TAXES. Income tax expense for the nine months ended December 31, 2003 decreased $0.3 million, or 5.0%, to $6.5 million from $6.8 million for the nine months ended December 31, 2002. The Company's effective tax rate was 41.0% and 40.9% for the nine months ended December 31, 2003 and 2002, respectively. The Company's effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

RECENT DEVELOPMENTS

      The Company has been informed by the Distance Education Division's largest customer that it intends to discontinue the use of the Company's services for delivery of educational materials during the coming fiscal year. The Company estimates that revenue for services for this customer during the fiscal year ended March 31, 2004 will total approximately $23.0 million. The Company estimates that EBITDA as a percentage of revenue for this program is approximately 3-5%. The Company expects revenues from the Distance Education Division, after adjusting for the loss of this customer, to continue to grow.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Debentures, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. The Company has historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At December 31, 2003, the Company's total indebtedness was $263.8 million, consisting of a $75.0 million Term Loan, $110.0 million of the Senior Subordinated Notes, $76.0 million of the Senior Discount Debentures, and $2.8 million of other indebtedness, including capital lease obligations.

      The Company filed a Current Report on Form 8-K dated February 5, 2004 announcing the commencement of tender offers and consent solicitations for the Senior Subordinated Notes and Senior Discount Debentures. The tender offers and consent solicitations are being undertaken in connection with a recapitalization transaction, through which funds affiliated with Weston Presidio Capital, which currently holds approximately 32.1% of the outstanding Class A Common Stock of the Company, will acquire control over substantially all of the rest of the outstanding Class A Common Stock of the Company. This recapitalization transaction will include the refinancing of the Senior Credit Facility and the incurrence of other indebtedness and is expected to be accounted for utilizing purchase accounting.

FINANCING CASH FLOWS

      On October 7, 2003, the Company and NBC filed Current Reports on Form 8-K announcing that they were soliciting consents to amend certain of the covenants and other provisions of the indentures governing the Senior Subordinated Notes and Senior Discount Debentures. The amendments would have allowed, among other things, (i) for the entry into either an amendment and restatement of the then-existing senior credit facility or a new secured credit facility, for the refinancing or repayment of the then-existing senior credit facility, and (ii) for the payment of a dividend by NBC to the Company to be used by the Company to purchase or redeem a defined number of shares of NBC Acquisition Corp. Class A Common Stock and stock options underlying NBC Acquisition Corp. Class A Common Stock. The Company and NBC did not receive the requisite consents of holders of the Senior Subordinated Notes and Senior Discount Debentures.

      As announced on November 10, 2003 and January 8, 2004 in Current Reports on Form 8-K filed with the Securities and Exchange Commission, the Company purchased 116,795 shares of its Class A Common Stock and 838 options to purchase its Class A Common Stock on December 10, 2003. The cost of the treasury shares was $32.7 million and stock-based compensation expense resulting from the purchase of the options was $0.2 million. The purchase of the treasury shares was funded by NBC through a $34.5 million dividend, of which $1.7 million remained payable at December 31, 2003. In order to finance the dividend payment, the related transactions and the fees and expenses relating thereto, NBC amended and restated its then-existing senior credit facility, providing for a $75.0 million Term Loan and a $50.0 million Revolving Credit Facility.

      Proceeds from the debt refinancing, which remained after the dividend payment; payment of principal, interest, and other costs associated with the then-existing senior credit facility; and payment of the fees and expenses relating to the transactions underlying the debt refinancing, totaled $24.4 million. NBC ultimately plans to utilize such proceeds to finance future acquisitions and capital expenditures. These proceeds were utilized in December, on an interim basis, to finance the substantial portion of the December student book buys, thereby allowing NBC to reduce borrowings under the Revolving Credit Facility in December to finance such book buys.

      Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and the Senior Discount Debentures represent significant liquidity requirements for the Company. Under the terms of the Term Loan arising out of the debt refinancing on December 10, 2003, NBC is scheduled to make principal payments totaling $0.2 million in fiscal 2004, $0.7 million in fiscal 2005, $0.7 million in fiscal 2006, $0.8 million in fiscal 2007, and $72.6 million in fiscal 2008. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards Term Loan principal balances. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by NBC. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.75% and mature on February 15, 2008. The Senior Discount Debentures require semi-annual cash interest payments at a fixed rate of 10.75% and mature on February 15, 2009.

INVESTING CASH FLOWS

      The Company's capital expenditures were $2.9 million and $3.0 million for the nine months ended December 31, 2003 and 2002, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2004 is $6.5 million.

      Business acquisition expenditures were $2.4 million and $0.9 million for the nine months ended December 31, 2003 and 2002, respectively. For the nine months ended December 31, 2003, single bookstore locations were acquired serving East Tennessee State University, Western International University, Mesa Community College, Marshall University, and Wayne State College; and 3 bookstore locations were acquired serving Michigan State University. For the nine months ended December 31, 2002, single bookstore locations were acquired serving Western Kentucky University and the University of Northern Colorado. The Company's ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

      During the nine months ended December 31, 2003, four bookstores were either closed or the contract managed lease was not renewed. During the nine months ended December 31, 2002, one bookstore serving the University of California - Berkeley was closed upon anticipation of the lease expiring and a more suitable location having been previously obtained through acquisition.

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

OPERATING CASH FLOWS

      The Company's principal sources of cash to fund its future operating liquidity needs will be cash from operating activities; borrowings under the Revolving Credit Facility; and, on an interim basis, the aforementioned remaining proceeds from the December 10, 2003 debt refinancing. Availability of the remaining proceeds arising from the December 10, 2003 debt refinancing to fund future operating liquidity needs is subject to future acquisition and capital expenditure activity. Usage of the Revolving Credit Facility to meet the Company's liquidity needs fluctuates throughout the year due to the Company's distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used for operating activities for the nine months ended December 31, 2003 were $26.8 million, up $7.3 million from $19.5 million for the nine months ended December 31, 2002. This increase in usage of cash is partly attributable to interest on the Senior Discount Debentures, which became fully-accreted in February, 2003 and began accruing interest payable semi-annually. For the nine months ended December 31, 2003, cash interest payments on the Senior Discount Debentures totaled $4.1 million. Additionally, cash used to purchase inventory increased $4.1 million, due primarily to growth in the Bookstore Division.

COVENANT RESTRICTIONS

      Access to the Company's principal sources of cash is subject to various restrictions. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The Senior Credit Facility restricts the Company's ability to make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Debentures and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by the Company. The indenture governing the Senior Discount Debentures (the "Indenture") restricts the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to pay dividends or make other Restricted Payments (as defined in the Indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the Indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the Indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of NBC and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. Such restrictions are not expected to affect the Company's ability to meet its cash obligations for the foreseeable future. In accordance with such covenants, NBC declared and paid a $4.1 million dividend to the Company for interest due and payable on the Senior Discount Debentures on August 15, 2003 and declared a $34.5 million dividend to the Company in conjunction with the common stock and option purchase on December 10, 2003, of which $1.7 million remained payable at December 31, 2003.

SOURCES OF AND NEEDS FOR CAPITAL

      As of December 31, 2003, NBC could borrow up to $50.0 million under the Revolving Credit Facility, which was unused at December 31, 2003. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

      The Company believes that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance its current operations, any required excess cash flow payments, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following tables present aggregated information as of December 31, 2003 regarding the Company's contractual obligations and commercial commitments:


                                                                  Payments Due by Period
                                                 --------------------------------------------------------
             Contractual                          Less Than       2-3            4-5         After 5
             Obligations              Total         1 Year        Years          Years         Years
--------------------------------- -------------- ------------- ------------- -------------- -------------
Long-term debt                     $261,470,630   $   778,119   $ 1,566,124   $182,831,910   $76,294,477
Capital lease obligations             2,338,632       154,507       463,795        633,636     1,086,694
Operating leases                     46,626,000     9,319,000    16,829,000     11,101,000     9,377,000
                                  -------------- ------------- ------------- -------------- -------------
Total                              $310,435,262   $10,251,626   $18,858,919   $194,566,546   $86,758,171
                                  ============== ============= ============= ============== =============


                                                        Amount of Commitment Expiration Per Period
                                      Total      --------------------------------------------------------
           Other Commercial          Amounts       Less Than        2-3            4-5         Over 5
             Commitments            Committed       1 Year         Years          Years        Years
--------------------------------- -------------- ------------- ------------- -------------- -------------

Unused line of credit              $ 50,000,000   $         -   $       -     $ 50,000,000   $         -
                                  ============== ============= ============= ============== =============

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

      In fiscal 2001, NBC entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which was partially owned by the Company's majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by NBC. Such agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) terminated effective July 1, 2003 upon NBC's acquisition of all of the outstanding shares of common stock of TheCampusHub.com, Inc. This business combination was accounted for by NBC in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.6 million was assigned to non-deductible goodwill. The management services agreement reimbursed NBC for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Other Complementary Services Divisions revenue resulting from the management services agreement was recognized as the services were performed. Revenues attributable to the management services agreement and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million and $0.1 million, respectively, for the nine months ended December 31, 2003 and $0.2 million and $0.5 million, respectively, for the nine months ended December 31, 2002. Net amounts due from TheCampusHub.com, Inc. at December 31, 2002 totaled $0.1 million.

SEASONALITY

      The Company's Textbook and Bookstore Divisions experience two distinct selling periods and the Textbook Division experiences two distinct buying periods. The peak selling periods for the Textbook Division occur prior to the beginning of each college semester in August and December. The buying periods for the Textbook Division occur at the end of each college semester in late December and May. The primary selling periods for the Bookstore Division are in September and January. In fiscal 2003, approximately 43% of the Company's annual revenues were earned in the second fiscal quarter (July-September), while approximately 29% of the Company's annual revenues were earned in the fourth fiscal quarter (January-March). Accordingly, the Company's working capital requirements fluctuate throughout the year, increasing substantially at the end of each college semester, in May and December, as a result of the buying periods. The Company funds its working capital requirements primarily through existing cash and the Revolving Credit Facility, which historically has been repaid with cash provided from operations.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

      In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"), to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain provisions that have been deferred. Adoption of SFAS No. 150 had no impact and is not expected to have a significant impact on the Company's consolidated financial statements. In January, 2003 the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST Entities ("FIN 46") and later revised FIN 46 in December, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 become effective on varying dates. As these provisions become effective and are adopted, they have not had and are not expected to have a significant impact on the Company's consolidated financial statements.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $263.8 million in total indebtedness outstanding at December 31, 2003, $75.0 million is subject to fluctuations in the Eurodollar rate. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Debentures) and, in the past, by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC had separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate term debt was converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the then-existing credit agreement). Such agreements expired on July 31, 2003.

      Certain quantitative market risk disclosures have changed since March 31, 2003 as a result of market fluctuations, movement in interest rates, expiration of the interest rate swap agreements, the December 10, 2003 debt refinancing, and principal payments. The following table presents summarized market risk information as of December 31, 2003 and March 31, 2003, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                           December 31,     March 31,
                                                               2003           2003
                                                          -------------- --------------
Fair Values:
  Fixed rate debt                                         $ 195,745,527  $ 185,116,064
  Variable rate debt (excluding Revolving Credit Facility)   75,000,000     30,447,160
  Interest rate swaps                                                 -       (845,669)

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                  9.68%          9.68%
  Variable rate debt (excluding Revolving Credit Facility)         5.59%          4.24%
  Interest rate swaps receive rate                                    -           1.22%


                        ITEM 4. CONTROLS AND PROCEDURES.

      Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and treasurer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and treasurer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits


                4.1 Form of Supplemental Indenture to the Indenture dated as of February 13, 1998, between NBC Acquisition Corp. and The Bank of New York, as trustee, filed as Exhibit 99.2 to NBC Acquisition Corp. Current Report on Form 8-K dated October 6, 2003, is incorporated herein by reference.

                10.1 Amended and Restated Credit Agreement, dated February 13, 1998 as amended and restated as of December 10, 2003, among NBC Acquisition Corp., Nebraska Book Company, Inc., and the other parties thereto, filed as
                        Exhibit 99.1 to NBC Acquisition Corp. Current Report on Form 8-K dated December 10, 2003, is incorporated herein by reference.

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


        (b)     Reports on Form 8-K

                Current Report on Form 8-K dated December 10, 2003 was filed on January 8, 2004 announcing the amendment and restatement of the Senior Credit Facility to refinance debt under the then-existing credit facility and finance the purchase of a portion of NBC Acquisition Corp.'s common stock and certain options to purchase NBC Acquisition Corp. common stock.

                Current Report on Form 8-K dated November 10, 2003 was filed on November 10, 2003 announcing an offer by NBC Acquisition Corp. to purchase a portion of NBC Acquisition Corp.'s common stock and certain options to purchase NBC Acquisition Corp. common stock.

                Current Report on Form 8-K dated October 6, 2003 was filed on October 7, 2003 announcing the solicitation of consents to amend certain of the covenants and other provisions of the Senior Subordinated Notes and Senior Discount Debentures.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 12, 2004.


NBC ACQUISITION CORP.

/s/  Mark W. Oppegard                       /s/  Alan G. Siemek
----------------------------                ---------------------------------
Mark W. Oppegard                            Alan G. Siemek
President/Chief Executive Officer,          Vice President and Treasurer
Secretary and Director                      (Principal Financial and Accounting
                                            Officer)