Form 10-K
period 2004-03-31
NBC ACQUISITION CORP
filed 2004-06-28
CIK 1056756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the transition period from ___________to___________.

                        COMMISSION FILE NUMBER 333-48225

                              NBC ACQUISITION CORP.
             (Exact name of registrant as specified in our charter)

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

    THERE WERE 549,254 SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF JUNE 25, 2004.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           Total Number of Pages: 100

                             Exhibit Index: PAGE 94

                                TABLE OF CONTENTS


PART I:

Item 1       Business..........................................................3
Item 2       Properties.......................................................12
Item 3       Legal Proceedings................................................14
Item 4       Submission of Matters to a Vote of Security Holders..............14

PART II:

Item 5       Market for Registrant's Common Equity and Related Stockholder
               Matters........................................................15
Item 6       Selected Financial Data..........................................15
Item 7       Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................18
Item 7A      Quantitative and Qualitative Disclosures about Market Risk.......33
Item 8       Financial Statements and Supplementary Data......................35
Item 9       Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...........................................67
Item 9A      Controls and Procedures..........................................67

PART III:

Item 10     Directors and Executive Officers of the Registrant................68
Item 11     Executive Compensation............................................70
Item 12     Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................75
Item 13     Certain Relationships and Related Transactions....................76
Item 14     Principal Accountant Fees and Services............................77

PART IV:

Item 15     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..78
Signatures....................................................................86
Supplemental Information to be Furnished......................................87
Financial Statement Schedule I - Condensed Financial Information
  (Parent Company Only).......................................................88
Financial Statement Schedule II - Valuation and Qualifying Accounts...........93
Exhibit Index.................................................................94

                                     PART I.

                                ITEM 1. BUSINESS.


    References in this Annual Report on Form 10-K to the "Company" refer to NBC Acquisition Corp., the term "NBC" refers to Nebraska Book Company, Inc., a wholly owned subsidiary of the Company, and the terms "we," "our," "ours," and "us" refer collectively to the Company and its subsidiaries, including NBC, except where otherwise indicated.

    The Company was formed for the purpose of acquiring all of the outstanding capital stock of NBC, effective September 1, 1995. The Company did not have substantive operations prior to the acquisition of NBC and was acquired by affiliates of Haas Wheat & Partners, L.P. ("HWP") in February, 1998.

    On August 2, 2002, HWH Capital Partners, L.P. and HWH Cornhusker Partners, L.P., affiliates of HWP, along with certain other stockholders of the Company (collectively with HWP, the "Sellers"), sold approximately 33% of the issued and outstanding shares of the Company to certain funds affiliated with Weston Presidio (Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P.). HWP retained a controlling interest in the Company after the sale. This sale is referred to as the "Weston Presidio Transaction." Under the terms of a buy-sell agreement entered into in connection with this sale, Weston Presidio could have required that the Sellers repurchase Weston Presidio's shares of the Company at a price as defined in the buy-sell agreement, unless a majority of the Sellers elected, in the alternative, to sell to Weston Presidio their remaining shares of the Company at a price as defined in the buy-sell agreement.

    On March 4, 2004, Weston Presidio gained controlling interest in the Company through (i) the formation of two new corporations, NBC Holdings Corp. and New NBC Acquisition Corp.; (ii) a $28.2 million equity investment by Weston Presidio in NBC Holdings Corp., funds for which were ultimately paid to the Company in the form of a capital contribution; (iii) Weston Presidio's purchase of 36,455 shares of the Company's common stock directly from its holders; (iv) the cancellation of 870,285 shares of the Company's common stock upon payment by the Company of merger consideration of $180.4 million to the shareholders of record for such shares; (v) the exchange of 397,711 shares of the Company's common stock for 512,799 shares of New NBC Acquisition Corp. capital stock in the merger of the two entities with the Company as the surviving entity; and (vi) the exchange of 512,799 shares of the Company's common stock by Weston Presidio and current and former members of NBC management for a like number of shares of NBC Holdings Corp. capital stock. Payment of the $180.4 million of merger consideration was funded through proceeds from the $28.2 million capital contribution, available cash, and proceeds from $405.0 million in new debt financing, of which $261.0 million was utilized to retire certain debt instruments outstanding at March 4, 2004 or to place funds in escrow for untendered debt instruments called for redemption on March 4, 2004 and redeemed on April 3, 2004. There were 549,254 shares of the Company's common stock outstanding at March 31, 2004, of which 532,436 shares were owned by Weston Presidio (495,981 shares through NBC Holdings Corp.) and the remainder were owned by current and former members of management of NBC through NBC Holdings Corp. For ease of presentation, financial information presented in the Annual Report on Form 10-K reflects this transaction as if it had occurred on March 1, 2004. We have determined that no material transactions occurred during the period from March 1, 2004 through March 4, 2004. As a result of this transaction, financial information for periods ending prior to March 1, 2004 is presented as the "Predecessor," while financial information for periods after March 1, 2004 is presented as the "Successor." Throughout this Annual Report, we generally refer to all of the steps comprising this transaction as the "March 4, 2004 Transaction."

    On April 27, 2004, we filed Registration Statements on Form S-4 with the Securities and Exchange Commission for purposes of registering debt securities to be issued in exchange for the Senior Subordinated Notes and Senior Discount Notes arising out of the March 4, 2004 Transaction. The Securities and Exchange Commission declared such Registration Statements effective on May 7, 2004. All notes were tendered in the offers to exchange that were completed on June 8, 2004.

    The Company does not conduct significant activities apart from its investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC.

GENERAL

    We are one of the largest wholesale distributors of used college textbooks in North America, offering over 100,000 textbook titles and selling more than
7.6 million books annually, primarily to campuses located in the United States. In addition, as of March 31, 2004, we operate 113 bookstores on or adjacent to college campuses through which we sell a variety of new and used textbooks and general merchandise. We are also a leading provider of distance education materials to students in nontraditional courses, which include correspondence and corporate education courses. Furthermore, we provide the college bookstore industry with a variety of services including proprietary information systems, in-store promotions, buying programs, and marketing services. With origins dating to 1915 as a single bookstore operation, we have built a consistent reputation for excellence in order fulfillment, shipping performance and customer service.

    We entered the wholesale used textbook market following World War II, when the supply of new textbooks could not meet the demand created by the return of ex-GI students. In 1964, we became a national, rather than regional, wholesaler of used textbooks as a result of our purchase of The College Book Company of California. During the 1970's we continued our focus on the wholesale business. However, realizing the synergies that exist between wholesale operations and college bookstore operations, in the 1980's we expanded our efforts in the college bookstore market under a revised strategy. Under this strategy we operate bookstores on or near larger campuses, typically where the institution-owned college bookstore is contract-managed by a competitor or where we do not have a significant wholesale presence. Today, we service the college bookstore industry through our Textbook, Bookstore and Complementary Services Divisions.

    TEXTBOOK DIVISION. We are one of the largest wholesale distributors of used college textbooks in North America. Our Textbook Division consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. We purchase used textbooks from and resell them to college bookstores at many of the nation's largest college campuses, including:
University of Texas; University of Southern California; Indiana University; San Diego State University; University of Washington; and University of Minnesota. Historically, Textbook Division sales have been determined primarily by the amount of used textbooks that it can purchase. This occurs because the demand for used textbooks has consistently outpaced supply. Our strong relationships with the management of non contract-managed college bookstores nationwide have provided important access to valuable market information regarding the campus-by-campus supply and demand of textbooks, as well as an ability to procure large quantities of a wide variety of textbooks. We provide an internally-developed BUYER'S GUIDE to our Textbook Division customers. This guide lists details such as author, new copy retail price, and our repurchase price for over 47,000 textbook titles.

    BOOKSTORE DIVISION. College bookstores are the primary outlets for sales of new and used textbooks to students. As of March 31, 2004, we operated 113 college bookstores on or adjacent to college campuses. Of these 113 bookstores, 19 were leased from the educational institution that they served. Our college bookstores are located at some of the nation's largest college campuses including: University of Nebraska; University of Michigan; University of Maryland; Arizona State University; Pennsylvania State University; University of Kansas; Michigan State University; University of California - Berkeley; Texas A&M University; University of Florida; and University of Tennessee. In addition to generating profits, our Bookstore Division provides an exclusive source of used textbooks for sale across our wholesale distribution network.

    COMPLEMENTARY SERVICES DIVISION. With our acquisition of Specialty Books, Inc. ("Specialty Books") in May 1997, we entered the distance education market, which consists of providing education materials to students in nontraditional college and other courses (such as correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet). We believe the fragmented distance education market represents an opportunity for us to leverage our order fulfillment and distribution expertise in a rapidly growing sector.

    Other services offered to college bookstores include the sale of computer hardware and software, such as our turnkey bookstore management software, and related maintenance contracts. We have an installed base of over 220 college bookstore locations for our textbook management control systems, and we have installed our proprietary total store management system at almost 660 college bookstore locations. In total, including our own bookstores, almost 880 college bookstore locations utilize our software products. We have a leading E-commerce platform for college bookstores with over 530 stores licensing the technology via CampusHub. We also provide the college bookstore industry with buying programs and marketing and store design services.

    On July 1, 2003, we acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. ("CampusHub"), an entity affiliated with us through common ownership. CampusHub is no longer separately incorporated and is instead accounted for as a division within our Complementary Services Division segment. Each share of TheCampusHub.com, Inc. common stock issued and outstanding was converted into shares of NBC Acquisition Corp. Class A Common Stock, resulting in the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock. CampusHub provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us.

    In January 1998, we acquired Connect 2 One (formerly Collegiate Stores Corporation), a centralized buying service for 610 college bookstores across the United States. Through the enhanced purchasing power of such a large group of bookstores, participating bookstores are able to purchase certain general merchandise at lower prices than those that would be paid by the stores individually. Bookstores participating in Connect 2 One's ("C2O") programs also provide us with another potential source of used textbooks.

    We also provide a consulting and store design program to assist college bookstores in store presentation and layout. During fiscal 2002, we introduced a marketing services program to leverage our distribution channels. Marketing services offered by us enable national vendors to reach college students through in-store kiosks, prepackaged freshman mailers, coupon books, e-mail promotions and in-store displays.

INDUSTRY SEGMENT FINANCIAL INFORMATION

    Revenue, operating profit or loss, and identifiable assets attributable to each of our industry segments are disclosed in the notes to the consolidated financial statements presented in Item 8, "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K. We make our periodic and current reports available, free of charge, through www.nebook.com as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information contained on our web site is not a part of this Annual Report on Form 10-K.

BUSINESS STRATEGY

    Our objective is to strengthen our position as a leading provider of products and services to the college bookstore market, thereby increasing revenue and cash flow. In order to accomplish our goal, we intend to pursue the following strategies:

    ENHANCE GROWTH IN THE TEXTBOOK DIVISION. We expect the Textbook Division to continue to be a primary contributor of revenues and cash flows, primarily as a result of an expected increase in college enrollments and increased utilization of used textbooks, as well as through the expansion of our own Bookstore Division. Additionally, our enhanced commission structure rewards customers who make a long-term commitment to supplying us with a large portion of their textbooks. Finally, we are strengthening our marketing campaign to increase student awareness of the benefits of buying and selling used textbooks.

    CAPITALIZE ON COLLEGE BOOKSTORE OPPORTUNITIES. We intend to increase revenues for our Bookstore Division by acquiring, opening or contract-managing additional bookstores at selected college campuses and offering additional specialty products and services at our existing bookstores. We have recently created and filled the position of Vice President of Contract Management with the intent of more actively pursuing contract-management relationships at selected college campuses. We also intend to increase same-store sales growth through a more coordinated effort to implement best practices across our entire bookstore network. Finally, we believe there are opportunities to improve cash flow at our college bookstores by reducing certain selling, general and administrative expenses.

    CONTINUE TO SERVICE THE DISTANCE EDUCATION MARKET. We have been informed by Specialty Books' largest customer that it intends to discontinue the use of Specialty Books' services for delivery of educational materials during fiscal 2005. However, we expect Specialty Books' revenues, after adjusting for the loss of this customer, to continue to grow as the distance education market continues to expand due to the increased popularity of correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet.

    INCREASED MARKET PENETRATION THROUGH TECHNOLOGY. We intend to continue generating incremental revenue through the sale of our turnkey bookstore management software. The installation of such software, along with E-commerce technology offered through CampusHub, a division within the Complementary Services Division, also increases the channels through which we can access the college and university market.

    EXPANSION OF MARKETING SERVICES PROGRAM. It is very difficult for traditional vendors to access the highly fragmented college and university market in an efficient manner. Our marketing services program provides vendors with efficient access to the college and university market through our distribution channels. We intend to expand this program by establishing arrangements with major national vendors.

INDUSTRY OVERVIEW

    Based on recent industry trade data from the National Association of College Stores, the college bookstore industry remains strong, with over 5,000 college stores generating annual sales of approximately $11.1 billion to college students and other consumers in North America. Sales of textbooks and other education materials used for classroom instruction comprise approximately two-thirds of that amount. We expect this market will continue to grow as a result of anticipated increases in enrollment at U.S. colleges attributable to the children of the baby boom generation entering the college population.

    WHOLESALE TEXTBOOK MARKET. We believe that used textbooks will continue to be attractive to both students and college bookstores. Used textbooks provide students with a lower-cost alternative to new textbooks and bookstores typically achieve higher margins through the sale of used rather than new textbooks.

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

    New textbook ordering usually begins in June, at which time the store operator augments its expected used book supply by ordering new books. By this time, publishers typically will have just implemented their annual price increases. These regular price increases allow us and our competitors to buy used textbooks based on old list prices (in May) and to almost simultaneously sell them based on new higher prices, thereby creating an immediate margin increase.

    While price is an important factor in the store operator's purchasing decision, available supply, as well as service, usually determine with which used textbook wholesaler a college bookstore will develop a strong relationship. Used textbook wholesalers that are able to significantly service a college bookstore account typically receive preferential treatment from store operators, both in selling and in buying used textbooks. Pure exclusive supply arrangements in our market are rare. However, in the past five to six years, we have been marketing our exclusive supply program to the industry. This program has grown to approximately 280 participating bookstores at the end of fiscal 2004. We also introduced the NBC Advantage program in fiscal 2001. This program rewards customers who make a long-term commitment to supplying us with a large portion of their books. At the end of fiscal 2004, approximately 530 bookstores were participating in this program, approximately 260 of which were also participating in the exclusive program. Since we are usually able to sell the vast majority of the used textbooks we are able to purchase, our ability to obtain sufficient supply is a critical factor in our success.

    COLLEGE BOOKSTORE MARKET. College stores generally fall into three categories: (i) INSTITUTIONAL -- stores that are primarily owned and operated by institutions of higher learning (represents approximately 56.0% of the U.S. market according to the National Association of College Stores); (ii) CONTRACT-MANAGED -- stores owned by institutions of higher learning and managed by outside, private companies, typically found on-campus (represents approximately 28.0% of the U.S. market according to the National Association of College Stores); and (iii) INDEPENDENT STORES -- privately owned and operated stores, generally located off campus (represents approximately 16.0% of the U.S. market according to the National Association of College Stores). In general, the "captive" portion of the college bookstore market includes those contract-managed stores that sell their used textbooks to affiliated companies, and institutional and independent stores to the extent that such used textbooks are repurchased from students and are retained by the bookstore for resale without involving a wholesaler.

    We believe that sales at our college bookstores will continue to grow as a result of increased enrollment at colleges and due to the increasing number of products and services offered in these bookstores, including E-commerce capabilities provided through CampusHub, a division within our Complementary Services Division.

PRODUCTS AND SERVICES

    TEXTBOOK DIVISION. Our Textbook Division is engaged in the procurement and redistribution of textbooks on college campuses primarily across the United States.

    We also publish the BUYER'S GUIDE, which lists over 47,000 textbooks according to author, title, new copy retail price, and our repurchase price. The BUYER'S GUIDE is an important part of our inventory control and book procurement system. We update and reprint the BUYER'S GUIDE nine times each year and make it available in both print and various electronic formats, including on all of our proprietary information systems. A staff of dedicated professionals gathers information from all over the country in order to make the BUYER'S GUIDE into what we believe to be the most comprehensive and up-to-date pricing and buying aid for college bookstores. We also maintain a database of almost 172,000 titles in order to better serve our customers.

    BOOKSTORE DIVISION. As of March 31, 2004, we operated 113 college bookstores on or adjacent to college campuses. These bookstores sell a wide variety of used and new textbooks, general books and assorted general merchandise, including apparel, sundries and gift items. Over the past three years, revenues of our bookstores from activities other than used and new textbook sales have been between 20.6% and 23.4% of total revenues. We have been, and intend to continue, selectively expanding our product offerings at our bookstores in order to increase sales and profitability. We have also installed software providing E-commerce capabilities in all of our own bookstores, thereby allowing our bookstores to further expand product offerings and compete with other online textbook sellers.

    COMPLEMENTARY SERVICES DIVISION. Through Specialty Books, we have access to the market for distance education products and services. Currently, we provide students at approximately 60 colleges with textbooks and materials for use in distance education courses, and we are a leading provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. We believe the fragmented distance education market represents an opportunity for us to leverage our fulfillment and distribution expertise in a rapidly growing sector. Beyond textbooks, we offer services and specialty course materials to distance education students including videotape duplication and shipping; shipping of specialty, non-textbook course materials; and a sales and ordering function. Students can order distance education materials from us over the Internet. Over the past three years, revenues of Specialty Books have been between 74.9% and 84.1% of total Complementary Services Division revenues. However, we have been informed by Specialty Books' largest customer, who accounted for more than 50.0% of Specialty Books' fiscal 2004 revenues, that it intends to discontinue the use of Specialty Books' services for delivery of educational materials during fiscal 2005. After adjusting for the expected reduction in revenues from this customer, we believe we can continue to increase distance education revenues over the next several years.

    Other services offered to college bookstores include services related to our turnkey bookstore management software, the sale of other software and hardware, and the related maintenance contracts. These services generate revenue and assist us in gaining access to new sources of used textbooks. We have an installed base of over 220 college bookstore locations for our textbook management control systems, and we have installed our proprietary total store management system at almost 660 college bookstore locations. In total, including our own bookstores, almost 880 college bookstore locations utilize our software products. In addition, we have developed software for E-commerce capabilities. These software products allow college bookstores to launch their own E-commerce site and effectively compete against other online textbook sellers by offering textbooks and both traditional and non-traditional store merchandise online. Presently, there are over 530 stores licensing our E-commerce technology via CampusHub.

    Through C2O, we are able to offer a variety of products and services to participating college bookstores. C2O negotiates apparel and general merchandise discounts and develops and executes marketing programs for its membership. As a centralized buying service for 610 participating college bookstores including our own bookstores, C2O has evolved into a buying group with substantial purchasing power. Other C2O marketing services include a freight savings program, a check authorization program, and retail display allowances for magazine displays. Additionally, a staff of experienced C2O professionals consult with the management of bookstores. Services offered include strategic planning, store review, merchandise planning and help with other operational aspects of the business. While consulting has historically represented a relatively small component of C2O's business, it is nonetheless strategically important to the ongoing success of this aspect of our business.

    We also provide a consulting and store design program to assist college bookstores in store presentation and layout. Through our newly-introduced marketing services program, we are able to leverage our distribution channels. Marketing services offered by us enable national vendors to reach college students through in-store kiosks, prepackaged freshman mailers, coupon books, e-mail promotions and in-store displays.

WHOLESALE PROCUREMENT AND DISTRIBUTION

    Historically, because the demand for used textbooks has consistently exceeded supply, our sales have been primarily determined by the amount of used textbooks that we can purchase. We believe that, on average, we are able to fulfill approximately 20% to 25% of our demand. As a result, our success has depended primarily on our inventory procurement, and we continue to focus our efforts on obtaining inventory. In order to ensure our ability to both obtain and redistribute inventory, our Textbook Division strategy has emphasized establishing and maintaining strong customer and supplier relationships with college bookstores (primarily, independent and institutional college bookstores) through our employee account representatives. These 33 account representatives (as of March 31, 2004) are responsible for procuring used textbooks from students, marketing our services on campus, purchasing overstock textbooks from bookstores and securing leads for sale of our systems products. We have been able to maintain a competitive edge by providing superior service, made possible primarily through the development and maintenance of ready access to inventory, information and supply. Other components of the Textbook Division strategy and its implementation include: (i) selectively paying a marginal premium relative to competitors to entice students to sell back more books to us; (ii) gaining access to competitive campuses (where the campus bookstore is contract-managed by a competitor) by opening off-campus, company-owned college bookstores; (iii) using technology to gain efficiencies and to improve customer service; (iv) maintaining a knowledgeable and experienced sales force that is customer-service oriented; (v) providing working capital flexibility for bookstores making substantial purchases; and (vi) establishing long-term supply arrangements by rewarding customers who make a long-term commitment to supplying us with a large portion of their books.

    The two major used textbook purchasing seasons are at the end of each academic semester, May and December. Although we make book purchases during other periods, the inventory purchased in May, before publishers announce their price increases in June and July, allows us to purchase inventory based on the lower retail prices of the previous year. The combination of this purchasing cycle and the fact that we are able to sell our inventory in relation to retail prices for the following year permits us to realize additional gross profit. We advance cash to our representatives during these two periods, and the representatives in turn buy books directly from students, generally through the on-campus bookstore.

    After we purchase the books, we arrange for shipment to one of our two warehouses (Nebraska and California) via common carrier. At the warehouse, we refurbish damaged books and categorize and shelf all other books in a timely manner, and enter them into our on-line inventory system. These two locations function as one facility allowing customers to access inventory at both locations.

    Customers place orders by phone, mail, fax or other electronic method. Upon receiving an order, we remove the books from available inventory and hold them for future shipping. Customers may return books within 60 days after the start of classes if a written request is enclosed. Returns currently average approximately 20.9% of sales and generally are attributable to course cancellations or overstocking. The majority of returns are textbooks that we are able to resell for the next semester.

BOOKSTORE DIVISION

    An important aspect of our business strategy is a program designed to reach new customers through the opening or acquisition of bookstores adjacent to college campuses or the contract-management of stores on campus. In addition to generating sales of new and used textbooks and general merchandise, these outlets enhance our Textbook Division by increasing the inventory of used books purchased from the campus.

    A desirable campus for a company-operated college bookstore is one on which we do not currently buy or sell used textbooks either because a competitor contract-manages the college's bookstore or the college bookstore does not have a strong relationship with us. We generally will not open a location on a campus where we already have a strong relationship with the college bookstore because some college bookstores may view having a competing location as a conflict of interest.

    We tailor each of our own bookstores to fit the needs and lifestyles of the campus on which it is located. Individual bookstore managers are given significant planning and managing responsibilities, including, hiring employees, controlling cash and inventory, and purchasing and merchandising product. We have staff specialists to assist individual bookstore managers in such areas as store planning, merchandise layout and inventory control.

    As of March 31, 2004 we operated 113 college bookstores nationwide, having expanded from 65 bookstores in fiscal 2000. During fiscal 2004 we purchased, or entered into contracts to manage, nine bookstores located in Wayne, Nebraska; Huntington, West Virginia; Mesa, Arizona; Phoenix, Arizona; Johnson City, Tennessee; Toledo, Ohio; and three locations in East Lansing, Michigan. We closed bookstores located in Chadron, Nebraska; Wayne, Nebraska; Columbia, South Carolina; Northridge, California; and Tempe, Arizona during fiscal 2004.

    The table below highlights certain information regarding our bookstores added and closed through March 31, 2004.

                Bookstores                                        Approximate
                 Open at   Bookstores   Bookstores   Bookstores      Total
                Beginning     Added        Closed    at End of      Square
                of Fiscal    During        During      Fiscal       Footage
   Fiscal Year    Year     Fiscal Year Fiscal Year(1)   Year     (in thousands)
   -----------  ---------  ----------- --------------   ----     --------------

       2000         65         35           2             98          733
       2001         98          4           0            102          740
       2002        102         10           4            108          797
       2003        108          4           3            109          798
       2004        109          9           5            113          847

------------
(1) In fiscal 2000, the property lease at one bookstore location expired and was not renewed by us and one Triro, Inc. bookstore location which did not meet our expansion criteria described below was closed. In fiscal 2002, the property leases at two bookstore locations expired and were not renewed by us and two bookstore locations in Austin, Texas were sold to a large Textbook Division customer. In fiscal 2003, the property leases at three bookstore locations expired and were not renewed by us. In fiscal 2004, five bookstores were closed, as either the lease expired, the contract-managed relationship was not renewed, or an agreement was reached with the landlord to terminate the lease.

    We plan to continue increasing the number of bookstores in operation. The bookstore expansion plan will focus on campuses where we do not already have a strong relationship with the on-campus bookstore. In determining to open a bookstore, we look at several criteria: (i) a large enough market to justify our efforts (typically this means a campus of at least 6,000 students); (ii) a site in close proximity to campus with adequate parking and accessibility; (iii) the potential of the bookstore to have a broad product mix (larger bookstores are more attractive than smaller bookstores because a full line of general merchandise can be offered in addition to textbooks); (iv) the availability of top-quality management; and (v) certain other factors, including leasehold improvement opportunities and personnel costs. We also plan to pursue opportunities to contract-manage additional stores. In determining to pursue opportunities to contract-manage a campus bookstore, we look at: (i) the size of the market; (ii) the competitive status of the market; (iii) the availability of top quality management; and (iv) certain other factors, including personnel costs.

    Our bookstores have an average size of 7,500 square feet but range in size from 400 to 50,000 square feet. We estimate that new bookstore leasehold improvements, furniture and fixtures, and automation with PRISM cost approximately $100,000 per bookstore, after giving effect to construction allowances.

MANAGEMENT INFORMATION SYSTEMS

    We believe that we can enhance efficiency, profitability and competitiveness through investments in technology. Our MIS operations process order entry, control inventory, generate purchase orders and customer invoices, generate various sales reports, and process and retrieve textbook information. All our bookstores operate with IBM RS/6000's. At the center of our MIS operations are our self-developed, proprietary software programs such as PRISM, our whole store management system, and PC-Text, our textbook management and inventory control system. This software is maintained and continuously enhanced by an experienced team of development and design professionals.

    In addition, we have developed software for E-commerce capabilities. These software products allow college bookstores to launch their own E-commerce site and effectively compete against other online textbook sellers by offering textbooks and both traditional and non-traditional store merchandise online.

    None of our proprietary software programs are copyrighted, although we do have registered trademarks for certain names. In addition to using our software programs for our own management and inventory control, we license the use of our software programs to bookstores. Our software programs enhance the efficiency and cost-effectiveness of our operations, and their use by bookstores that are our customers or suppliers tends to solidify the relationship between us and such customers or suppliers, resulting in increased sales or supplies for us.

    MIS operations consist of four operating units: (i) the mainframe unit, which develops and supports all systems utilized in our warehouses and corporate offices; (ii) a system sales unit, which markets our college store management systems to colleges; (iii) the College Bookstore Management Systems ("CBMS"), which develops and supports the systems that are sold to bookstores; and (iv) CampusHub, which develops and supports software for E-commerce.

    We conduct training courses for all systems users at our headquarters in Lincoln, Nebraska. Classes are small and provide hands on demonstrations of the various systems. Printed reference manuals and training materials also accompany each system. The customer support unit of CBMS is staffed with approximately 50 experienced personnel. Personnel are available 24 hours a day to answer questions on a toll-free number.

CUSTOMERS

    We sell our products and services to college bookstores throughout the United States, Canada and Puerto Rico for ultimate use by the students of the respective colleges. Our 25 largest Textbook Division customers accounted for approximately 5.4% of our fiscal 2004 consolidated revenues. No single Textbook Division customer accounted for more than 1.0% of our fiscal 2004 consolidated revenues.

    Our Textbook Division purchases from and resells used textbooks to many of the nation's largest college campuses including: University of Texas; University of Southern California; Indiana University; San Diego State University; University of Washington; and University of Minnesota.

    Our college bookstores are located on many of the nation's largest college campuses including: University of Nebraska; University of Michigan; University of Maryland; Arizona State University; Pennsylvania State University; University of Kansas; Michigan State University; University of California - Berkeley; Texas A&M University; University of Florida; and University of Tennessee.

    Our distance education program is, among other things, a primary supplier of textbooks and educational material to students enrolled in on-line courses offered through one institution. That institution accounted for greater than 50.0% of total revenues in the distance education program. However, we have been informed by this institution that it intends to discontinue the use of our services for delivery of educational materials during fiscal 2005.

    No single customer accounted for more than 10.0% of our fiscal 2004 consolidated revenues.

COMPETITION

    Our Textbook Division competes in the used textbook wholesale distribution market. This market includes the sale of all used textbooks purchased from students by an independent third party which are then redistributed through college bookstores; sales to contract-managed stores, which obtain virtually all of their supply of used textbooks from within their chain of stores under common management; and used textbooks retained by college bookstores.

    Our two major competitors in the college store industry and used textbook business are Follett Campus Resources ("Follett") and MBS Textbook Exchange ("MBS"), which contract-manage approximately 680 stores and 430 stores, respectively. We believe that our market share of the used college textbook wholesale distribution market is comparable to that of Follett and MBS, individually. The remaining competitors are smaller regional companies, including Budgetext, Texas Book Company and Southeastern Book Company. Most of the leading companies in the industry also have an established retail presence, either through direct store ownership/operation or through contract-management.

    Many of Follett's college bookstores are located on smaller campuses. The size of the campus and Follett's presence there have precluded potential competitors such as us from entering these markets, which in turn affects both our ability to buy books and our ability to add new accounts. However, because it is required to supply used texts to all of its own stores, Follett must balance the demands of its own bookstores with those of its other independent customers.

    MBS is controlled by the same shareholder that controls Barnes & Noble. Consequently, MBS supplies approximately 430 Barnes & Noble college stores. MBS faces the same challenges that Follett faces in supplying existing institutional accounts. MBS has a strong systems division that competes actively with us for new customers and also fulfills all of the needs of the Barnes & Noble stores. Beyond MBS, we believe the market is fragmented.

    Our Bookstore Division competes with other college campus bookstores, including the on-campus bookstore in those locations where our bookstore is off-campus.

    Both our Textbook and Bookstore Divisions compete with a number of entities that have entered the college marketplace, or enhanced their sales channel to that marketplace, through E-commerce. These competitors typically use the Internet to establish websites designed to sell textbooks and/or other merchandise directly to students, bypassing the traditional college bookstore. By contrast, E-commerce services provided through CampusHub are designed to sell textbooks and other merchandise through college bookstore websites. We also compete against the expansion of electronic media as a source of textbook information, such as on-line resources, E-Books, print-on-demand textbooks and CD-ROM, which may replace or modify the need for students to purchase textbooks through the traditional college bookstore. We do not believe that such competition has had a material adverse impact on our results of operations, though we do believe electronic media to be a factor in the distance education program's largest customer deciding to discontinue the use of our services for delivery of distance education materials during fiscal 2005.

    Presently, we believe that our largest competitor in textbook distribution for the distance education market, and only other major competitor, is MBS.

    There is only one centralized buying service that is similar to C2O, the Independent College Bookstore Association ("ICBA"). Participation by college bookstores in C2O's or ICBA's centralized buying service is voluntary, and college bookstores may, and some do, belong to both buying associations.

GOVERNMENTAL REGULATION

    We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and the presence of hazardous substances in the workplace and establish standards for vehicle and employee safety and for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act, the Hazardous Materials Transportation Act and the Occupational Safety and Health Act. Future developments, such as stricter environmental or employee health and safety laws and regulations thereunder, could affect our operations. We do not currently anticipate that the cost of our compliance with, or of any foreseeable liabilities under, environmental and employee health and safety laws and regulations will have a material adverse affect on our business or financial condition.

EMPLOYEES

    As of March 31, 2004 we had a total of approximately 2,500 employees, of which approximately 1,000 were full-time, approximately 400 were part-time and approximately 1,100 were temporary. We have no unionized employees and believe that our relationship with our employees is satisfactory.

    In view of the seasonal nature of our Textbook Division, we utilize seasonal labor to improve operating efficiency. We employ a small number of "flex-pool" workers who are cross-trained in a variety of warehouse functions. Recently, we have employed up to 50 flex-pool workers in the Nebraska and California facilities, thereby enabling us to lower Textbook Division operating expenses. Temporary employees augment the flex-pool to meet periodic labor demands.


                               ITEM 2. PROPERTIES.

    We own our two Textbook Division warehouses (totaling 244,000 square feet) in Lincoln, Nebraska (one of which is also the location of our headquarters), and lease our 60,000 square foot Textbook Division warehouse in Cypress, California. The Cypress lease expires on August 31, 2007. Our distance education program resides in a leased facility with 49,500 square feet in Athens, Ohio. The lease expires on May 31, 2007 and has one five-year option to renew.

    Listed below, set forth as of March 31, 2004, are our college bookstores, their location, college served and the school's estimated enrollment.


Institution                                       Location         Enrollment   Store Name
-----------                                       --------         ----------   ----------
University of Alabama                             Tuscaloosa, AL      20,300    The College Store
University of Arkansas - Little Rock              Little Rock, AR     11,400    Campus Bookstore
Northern Arizona University                       Flagstaff, AZ       19,900    The College Store
Northern Arizona University                       Flagstaff, AZ       19,900    University Text and Tools
Mesa County Community College, also serving:      Mesa, AZ            25,000    The Textbook Company
   Chandler Gilbert Community College - Pecos                          7,500
Western International University                  Phoenix, AZ          3,300    Western International University
                                                                                  Bookstore (1)
Arizona State University                          Tempe, AZ           47,400    The College Store
University of Arizona                             Tucson, AZ          37,100    Arizona Book Store
University of Arizona                             Tucson, AZ          37,100    Arizona Book Store South
University of California - Berkeley               Berkeley, CA        33,100    Ned's Bookstore
University of California - Berkeley               Berkeley, CA        33,100    Ned's Bookstore
University of California - Berkeley               Berkeley, CA        33,100    Ned's Bookstore
University of Northern Colorado                   Greeley, CO         11,400    The Book Stop
Daytona Beach Community College                   Daytona Beach, FL   18,200    College Book Rack
University of Florida, also serving:              Gainesville, FL     47,900    Florida Book Store
   Santa Fe Community College                                         13,800
University of Florida, also serving:              Gainesville, FL     47,900    Florida Book Store, Volume II
   Santa Fe Community College                                         13,800
Miami-Dade College                                Miami, FL           21,700    Lemox College Book & Supply
University of Central Florida, also serving:      Orlando, FL         38,500    College Book & Supply
   Seminole Community College                                         11,300
   Valencia Community College                                         16,000
University of Central Florida                     Orlando, FL         38,500    Knight's Corner
Georgia State University                          Atlanta, GA         28,100    Georgia Bookstore
Drake University                                  Des Moines, IA       5,100    D-Shoppe (1)
Drake University, also serving:                   Des Moines, IA       5,100    University Book Store (2)
   Mercy College of Health Sciences                                      600
Southern Illinois University                      Carbondale, IL      21,400    Saluki Bookstore
Ball Sate University                              Muncie, IN          18,300    Collegiate Book Exchange
Valparaiso University                             Valparaiso, IN       3,900    University Book Center (1)
University of Kansas                              Lawrence, KS        26,800    University Book Shop
Johnson County Community College                  Overland Park, KS   17,600    The College Store
Western Kentucky University                       Bowling Green, KY   17,300    Lemox Book Company
Western Kentucky University                       Bowling Green, KY   17,300    Lemox II
University of Louisville                          Louisville, KY      21,500    College Book Warehouse
Eastern Kentucky University                       Richmond, KY        15,800    University Book & Supply
University of Maryland                            College Park, MD    34,800    Maryland Book Exchange
Prince George's Community College                 Largo, MD           12,600    Prince George's Community
                                                                                   College Bookstore (1)

Institution                                       Location        Enrollment    Store Name
-----------                                       --------        ----------    ----------
Concordia University - Ann Arbor                  Ann Arbor, MI          500    Concordia College Bookstore (1)
University of Michigan                            Ann Arbor, MI       39,000    Michigan Book & Supply
University of Michigan                            Ann Arbor, MI       39,000    Ulrich's Bookstore
Oakland University                                Auburn Hills, MI    16,600    Textbook Outlet
Wayne County Community College                    Belleville, MI      11,100    WCCCD Bookstore (1)
Wayne County Community College                    Detroit, MI         11,100    WCCCD Bookstore (1)
Wayne County Community College                    Detroit, MI         11,100    WCCCD Bookstore (1)
Wayne County Community College                    Detroit, MI         11,100    WCCCD Bookstore (1)
Wayne County Community College                    Taylor, MI          11,100    WCCCD Bookstore (1)
Michigan State University                         East Lansing, MI    44,500    The College Store
Michigan State University                         East Lansing, MI    44,500    Ned's Bookstore
Michigan State University                         East Lansing, MI    44,500    Spartan Art Store (1)
Michigan State University                         East Lansing, MI    44,500    Spartan Bookstore (1)
Michigan State University                         East Lansing, MI    44,500    Spartan Medical Store (1)
Kettering University                              Flint, MI            2,500    Kettering Campus Store (1)
Eastern Michigan University, also serving:        Ypsilanti, MI       23,700    Campus Book & Supply
   Washtenaw Community College                                        12,000
   Washtenaw Technical Middle College                                    500
Eastern Michigan University                       Ypsilanti, MI       23,700    Ned's Bookstore
Eastern Michigan University                       Ypsilanti, MI       23,700    Ned's College of Business
                                                                                  Bookstore
Minnesota State University Mankato                Mankato, MN         12,800    Maverick Bookstore (2)
North Carolina State University                   Raleigh, NC         29,900    Packbackers Student Bookstore
Chadron State College                             Chadron, NE          1,700    Eagle Pride Bookstore (1)
University of Nebraska - Kearney                  Kearney, NE          6,400    The Antelope Bookstore (1)
University of Nebraska - Lincoln                  Lincoln, NE         22,600    Big Red Shop
University of Nebraska - Lincoln                  Lincoln, NE         22,600    Nebraska Bookstore (2)
Nebraska Wesleyan University                      Lincoln, NE          1,500    Prairie Wolves Bookstore (1)
Wayne State College                               Wayne, NE            3,300    Wayne State College Bookstore (1)
University of Nevada Las Vegas                    Las Vegas, NV       24,200    Rebelbooks
State University of New York - Buffalo, also      Amherst, NY         25,800    The College Store
serving:
   Erie Community College - North Campus                              11,500
State University of New York - Binghamton         Vestal, NY          12,500    The Bookbridge
University of Akron                               Akron, OH           24,300    The College Store
Ohio University                                   Athens, OH          16,900    Specialty Books
Ohio State University                             Columbus, OH        50,700    College Town
Wright State University, also serving:            Fairborn, OH        15,700    The College Store
   Sinclair Community College                                         19,400
University of Toledo                              Toledo, OH          19,000    Student Bookstore
University of Oklahoma                            Norman, OK          27,700    Boomer Book Company
University of Oklahoma                            Norman, OK          27,700    Sooner Textbooks
Oklahoma State University                         Stillwater, OK      21,100    Cowboy Book
Indiana University of Pennsylvania                Indiana, PA         13,900    The College Store
University of Pittsburgh                          Pittsburgh, PA      27,000    GotUsed Bookstore
Pennsylvania State University                     State College, PA   41,800    University Book Centre
College of Charleston                             Charleston, SC      11,500    University Book of Charleston
University of South Carolina                      Columbia, SC        25,400    Carolina Spirit Shop
University of South Carolina                      Columbia, SC        25,400    South Carolina Book Store
East Tennessee State University                   Johnson City, TN    11,400    The College Store
East Tennessee State University                   Johnson City, TN    11,400    East Tennessee State University
                                                                                   Bookstore (1)
University of Tennessee                           Knoxville, TN       27,300    Rocky Top Books
University of Tennessee                           Knoxville, TN       27,300    Rocky Top East (2)
University of Texas - Arlington                   Arlington, TX       25,000    The College Store
Austin Community College                          Austin, TX          29,100    Bevo's
Austin Community College                          Austin, TX          29,100    Bevo's
Blinn College                                     Bryan, TX           13,000    Traditions Bookstore
Texas A&M University                              College Station, TX 44,900    Traditions Bookstore
Texas A&M University                              College Station, TX 44,900    Traditions Bookstore
Texas A&M University                              College Station, TX 44,900    Traditions Bookstore
Southern Methodist University                     Dallas, TX          11,000    Varsity Bookstore
University of North Texas, also serving:          Denton, TX          31,100    Voertman's (2)
   North Central Texas College                                         6,100
   Texas Woman's University                                            8,700
University of Texas - Pan American                Edinburg, TX        15,300    South Texas Book & Supply
North Harris College                              Houston, TX         10,400    College Bookstore (2)
North Harris College                              Humble, TX          10,400    College Bookstore
University of Houston, also serving:              Houston, TX         35,100    Rother's Bookstore
   Texas Southern University School of Law                               200
Texas Tech University                             Lubbock, TX         28,500    Double T Bookstore
Texas Tech University                             Lubbock, TX         28,500    Double T Bookstore


Institution                                       Location         Enrollment   Store Name
-----------                                       --------         ----------   ----------
Texas Tech University                             Lubbock, TX         28,500    Double T Bookstore
Texas Tech University                             Lubbock, TX         28,500    Spirit Shop
South Texas Community College                     McAllen, TX         13,700    South Texas Book & Supply
Stephen F. Austin State University                Nacogdoches, TX     11,400    Varsity Book Store
San Antonio College, also serving:                San Antonio, TX     22,100    L&M Bookstore
   Northwest Vista College                                             6,800
   Palo Alto College                                                   6,500
   St. Philip's College                                                9,000
   UTSA - Downtown                                                     6,000
University of Texas - San Antonio                 San Antonio, TX     24,700    L&M  UTSA Bookstore
Southwest Texas State University - San Marcos     San Marcos, TX      26,300    Colloquium Bookstore
Southwest Texas State University - San Marcos     San Marcos, TX      26,300    Colloquium Bookstore
Southwest Texas State University - San Marcos     San Marcos, TX      26,300    Colloquium Bookstore
Tarleton State University                         Stephenville, TX     8,800    The College Store
Baylor University                                 Waco, TX            13,300    University Bookstore
Baylor University                                 Waco, TX            13,300    University Bookstore and
                                                                                   Spirit Shop
Midwestern State University                       Wichita Falls, TX    6,500    The College Store
Virginia Polytechnic Institute and State          Blacksburg, VA      28,000    Tech Bookstore
   University
Old Dominion University                           Norfolk, VA         20,800    Dominion Bookstore
Radford University                                Radford, VA          9,200    Radford Book Exchange
Western Washington University, also serving:      Bellingham, WA      11,800    The College Store
   Whatcom Community College                                           4,200
Marshall University                               Huntington, WV      16,000    Stadium Bookstore


------------

(1) Denotes properties leased from the educational institution ("contract-managed" stores).

(2) Property is owned by us.

                           ITEM 3. LEGAL PROCEEDINGS.

    From time to time, we are subject to legal proceedings and other claims arising in the ordinary course of our business. We believe that currently we are not a party to any litigation the outcome of which would have a material adverse affect on our financial condition or results of operations. We maintain insurance coverage against claims in an amount which we believe to be adequate.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On March 3, 2004, the holders of the issued and outstanding shares of the Company adopted resolutions approving the merger transaction whereby the Company became a wholly-owned subsidiary of NBC Holdings Corp. In addition, these holders adopted resolutions (i) acknowledging their awareness that certain payments made in connection with the merger could have subjected the Company to the punitive provisions of Sections 280G and 4999 of the Internal Revenue Code of 1986 (the "Code") and (ii) exempting these payments from the definitions of "parachute payments" and "excess parachute payments" under Section 280G of the Code.

    Stockholders of the Company adopted these resolutions unanimously.

                                     PART II


 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    As of June 25, 2004, based upon the number of holders on record, there were 5 holders of NBC Acquisition Corp. Class A Common Stock, those holders being four funds affiliated with Weston Presidio (which held a total of 36,455 shares) and NBC Holdings Corp., a new corporation formed by Weston Presidio as part of the March 4, 2004 Transaction. As of June 25, 2004, NBC Holdings Corp.'s issued and outstanding capital stock totaled 512,799 shares and correlated with the 512,799 shares of NBC Acquisitions Corp. Class A Common Stock it held. There are 28 holders on record of NBC Holdings Corp. capital stock, including the four funds affiliated with Weston Presidio and current and former members of our management group. As of June 25, 2004, there were also options granted and outstanding under the 2004 Stock Option Plan, held by 26 members of our management group, to purchase 49,778 shares of NBC Holdings Corp. capital stock. As discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data", the payment of dividends is subject to various restrictions under our debt instruments. As a result, the Company has declared no dividends on the NBC Acquisition Corp. Class A Common Stock during fiscal 2004 and 2003. There is no established public trading market for the NBC Acquisition Corp. Class A Common Stock.

    Additional information regarding equity compensation plans can be found in
Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."


                        ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth our selected historical consolidated financial and other data as of and for the one month ended March 31, 2004 (successor), the eleven months ended February 29, 2004 and the fiscal years ended March 31, 2003, 2002, 2001, and 2000 (predecessor), respectively. The selected historical consolidated financial data was derived from our audited consolidated financial statements.

    The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto included in
Item 8, "Financial Statements and Supplementary Data."

                                       Successor (1)                          Predecessor (1)
                                       --------------  -------------------------------------------------------------------
                                                                                     Fiscal Years Ended
                                       1 Month Ended   11 Months Ended ---------------------------------------------------
                                         March 31,      February 29,    March 31,     March 31,    March 31,     March 31,
                                            2004            2004          2003          2002          2001         2000
                                       --------------  -------------- -----------  ------------ ------------- ------------
STATEMENT OF OPERATIONS DATA:                                         (dollars in thousands)
  Revenues                                  $ 13,317       $ 385,364   $ 370,510     $ 338,917     $ 301,669    $ 267,069
  Costs of sales                               7,768         231,874     224,488       206,976       187,099      164,984
                                       -------------- --------------- -----------  ------------ ------------- ------------
      Gross profit                             5,549         153,490     146,022       131,941       114,570      102,085
  Operating expenses:
    Selling, general, and administrative       8,540          91,878      90,391        84,871        74,100       65,820
    Depreciation                                 343           2,977       2,988         3,087         2,956        3,096
    Amortization (4)                             649           1,162         644           505        10,446        9,320
    Stock-based compensation                       -           7,264           -             -             -            -
                                       -------------- --------------- -----------  ------------ ------------- ------------
      Income (loss) from operations           (3,983)         50,209      51,999        43,478        27,068       23,849
  Other expenses (income):
    Interest expense                           2,848          34,536      22,192        24,408        24,008       23,398
    Interest income                              (97)           (308)       (360)         (400)         (615)        (356)
    (Gain) loss on derivative
      instruments                                  -             (57)        156           361             -            -
                                       -------------- --------------- -----------  ------------ ------------- ------------
      Income (loss) before income taxes       (6,734)         16,038      30,011        19,109         3,675          807
  Income tax expense (benefit)                (2,502)          6,609      12,232         7,954         3,407        2,516
                                       -------------- --------------- -----------  ------------ ------------- ------------
      Net income (loss)                     $ (4,232)      $   9,429   $  17,779     $  11,155     $     268    $  (1,709)
                                       ============== =============== ===========  ============ ============= ============

Earnings (loss) per share:
    Basic                                   $  (7.70)      $    7.45   $   14.07     $    8.83     $    0.21    $   (1.48)
    Diluted                                    (7.70)           7.30       13.88          8.83          0.21        (1.48)

OTHER DATA:
  EBITDA (2)                                $ (2,991)      $  54,348   $  55,631     $  47,070     $  40,470    $  36,265
  Net cash flows from operating activities   (21,512)         38,605      37,332        31,038         8,839       18,945
  Net cash flows from investing activities  (183,836)         (6,452)     (5,327)       (7,616)       (4,994)     (30,244)
  Net cash flows from financing activities   158,962           8,104      (4,018)      (16,412)       (3,887)      11,690
  Capital expenditures                           720           3,965       3,708         2,277         1,759        3,542
  Business acquisition expenditures (3)        1,849           2,355       1,389         6,110         2,975       26,072
  Number of bookstores open at end of
    the period                                   113             112         109           108           102           98

BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents                 $ 33,276       $  79,662   $  39,405     $  11,419     $   4,410    $   4,451
  Working capital                            106,259         134,150      81,966        75,865        72,394       62,244
  Total assets                               649,691         257,583     210,379       185,033       167,701      168,991
  Total debt, including current maturities   434,098         263,782     219,367       216,915       224,219      222,552


(1) On March 4, 2004, Weston Presidio acquired the controlling interest in the Company through a series of steps which resulted in Weston Presidio owning a substantial majority of NBC Acquisition Corp.'s Class A Common Stock. For ease of presentation, financial information presented in this table reflects this transaction as if it had occurred on March 1, 2004. We have determined that no material transactions occurred during the period from March 1, 2004 through March 4, 2004. As a result of the March 4, 2004 Transaction, financial information for periods ending prior to March 1, 2004 is presented as the "Predecessor," while financial information for periods ending after March 1, 2004 is presented as the "Successor."

        As a result of the March 4, 2004 Transaction, which included substantial increases in long-term indebtedness through the issuance of new indebtedness and amortizable identifiable intangibles through the application of purchase accounting, the results of our operations beginning with the one month ended March 31, 2004 include higher interest and amortization expense. Additionally, the results of our operations for the eleven months ended February 29, 2004 contain non-recurring charges associated with (a) the write-off of $8.3 million of debt issue costs in conjunction with the March 4, 2004 Transaction and a debt refinancing which occurred on December 10, 2003; (b) call premiums totaling $5.9 million related to the March 4, 2004 Transaction; and (c) stock-based compensation totaling $7.3 million associated with the March 4, 2004 Transaction and the December 10, 2003 debt refinancing.

(2) EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that EBITDA is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

        The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data":

                                      Successor                               Predecessor
                                   -------------- -------------------------------------------------------------------
                                                                                  Fiscal Year Ended
                                   1 Month Ended 11 Months Ended  ---------------------------------------------------
                                      March 31,    February 29,     March 31,    March 31,     March 31,    March 31,
                                        2004           2004           2003         2002          2001         2000
                                   -------------- --------------  ------------ ------------  ------------ -----------
                                                                  (dollars in thousands)
EBITDA                                $  (2,991)      $ 54,348     $ 55,631     $ 47,070      $ 40,470     $ 36,265

Adjustments to reconcile EBITDA to
net cash flows from operating
activities:

Interest income                              97            308          360          400           615          356
Provision for losses on receivables         218             66          452        1,630           434          141
Cash paid for interest                   (6,892)       (20,126)     (13,549)     (15,225)      (16,001)     (16,175)
Cash paid for income taxes                  (10)        (6,467)     (14,533)      (4,063)       (6,018)      (2,424)
(Gain) loss on disposal of assets            14            408           36         (483)           60           18
Other                                         -              -            -            -             -            7
Changes in operating assets and
  liabilities, net of effect of
  acquistions/disposals (5)             (11,948)        10,068        8,935        1,709       (10,721)         757
                                   -------------- --------------  ------------ ------------  ------------ -----------
Net Cash Flows from
  Operating Activities                $ (21,512)      $ 38,605     $ 37,332     $ 31,038      $  8,839     $ 18,945
                                   ============== ==============  ============ ============  ============ ===========

(3) Business acquisition expenditures represent established businesses purchased by us.

(4) We adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on April 1, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized but rather tested for impairment on a periodic basis.

(5) Changes in operating assets and liabilities, net of effect of acquisitions/disposals includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussions should be read in conjunction with our consolidated financial statements and the related notes thereto included in Item 8, "Financial Statements and Supplementary Data," and other information in this Annual Report on Form 10-K.

                                EXECUTIVE SUMMARY

FISCAL 2004 HIGHLIGHTS

     This summary refers to our operations for the predecessor period from April 1, 2003 to February 29, 2004 and the successor period from March 1, 2004 to March 31, 2004 on a "combined" basis. This basis assists us in comparing results of operations between the current fiscal year with the previous year.

     CHANGES IN CAPITALIZATION. We underwent two transactions during the fiscal year that ultimately provided us with a revised capital structure, a new controlling shareholder and revised debt service requirements. Those transactions were a debt refinancing in December, 2003 and the recapitalization transaction that we are referring to as the March 4, 2004 Transaction. New or amended debt instruments arising out of the March 4, 2004 Transaction included an amended and restated $230.0 million Senior Credit Facility and private placements for $175.0 million of 8.625% Senior Subordinated Notes and $77.0 million of 11.0% Senior Discount Notes. We describe those transactions in more detail later in Management's Discussion & Analysis.

     REVENUE GROWTH. Our combined consolidated revenues grew 7.6% to $398.7 million, the highest level in our history. That increase was primarily due to our continuing efforts to add college bookstores, either through acquisition or contract-management, strong same store sales in our retail college bookstores and strong revenue growth within our Complementary Services Division, primarily in the systems divisions.

     OPERATING DIVISION RESULTS. We achieved strong results in EBITDA from several of our divisions. EBITDA is considered a non-GAAP measure by SEC Regulation G and therefore you should refer to the more detailed explanation of that measure that is provided later in Management's Discussion & Analysis. EBITDA increased 13.8% in our Bookstore Division and 40.9% in our Complementary Services Division. Those increases continue the trend of positive year over year operating results for those divisions which have been driven by strong revenue growth, steady or improving gross margins and expense control. Our Textbook Division declined slightly due primarily to a decrease in the number of units purchased in the major buyback periods in December of 2002 and May of 2003 which supplied the peak selling periods for fiscal 2004. Our combined consolidated EBITDA decreased approximately $4.3 million to $51.4 million primarily due to the impact of the two transactions referred to in "Changes in capitalization" above which included combined stock-based compensation charges of $7.3 million and $0.3 million of other charges related to the debt refinancing.

     THECAMPUSHUB.COM, INC. AND OTHER ACQUISITIONS. We completed a number of acquisitions during fiscal 2004, including the acquisition of TheCampusHub.com, Inc. CampusHub provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet. The acquisition enables us to complement our bookstore management systems, which we sell through the Complementary Services Division, with Internet capabilities. We also continued the expansion of our College Bookstore Division through acquisition or contract-management of 9 new locations. Finally, we did close four bookstore locations primarily due to poor performance and we lost the contract management of one other bookstore location during the fiscal year.

     LARGE DISTANCE EDUCATION CUSTOMER LOSS. Our largest customer in the distance education business, which is included in the Complementary Services Division, informed us in our fiscal fourth quarter that it intends to discontinue the use of our services for delivery of educational materials during the 2005 fiscal year. Revenue from that customer exceeded $22.0 million in fiscal 2004. The distance education business is a low EBITDA contributor as a percentage of revenue - typically 3-5%. We do expect revenues from the distance education business, after adjusting for the loss of this customer, to continue to grow.

CHALLENGES AND EXPECTATIONS

     We expect that we will continue to face challenges and opportunities similar to those that we have faced in the recent past. We have experienced, and continue to experience, competition for the supply of used textbooks from other textbook wholesalers, competition from alternative media as a source of textbook information, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Despite these challenges, we expect that we will continue to grow revenue and EBITDA on a consolidated basis in fiscal 2005. We also expect that our capital spending will remain modest for a company of our size.

                 FISCAL YEAR ENDED MARCH 31, 2004 COMPARED WITH
                       FISCAL YEAR ENDED MARCH 31, 2003.

     Unless otherwise noted, for purposes of management's discussion and analysis of results of operations for the fiscal year ended March 31, 2004, which includes the predecessor period from April 1, 2003 to February 29, 2004 and the successor period from March 1, 2004 to March 31, 2004, results of operations are presented on a "combined" basis, which combines the results of operations for the predecessor and successor periods, to assist in comparing results of operations between fiscal years.

     REVENUES. Revenues for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003 and the corresponding change in revenues (based upon combined revenues for fiscal 2004) were as follows:

                            Successor              Predecessor
                         --------------- ----------------------------------
                                                                                     Change
                          1 Month Ended   11 Months Ended     Year Ended    -------------------------
                          March 31, 2004 February 29, 2004  March 31, 2003      Amount    Percentage
                         --------------- ----------------- ---------------- ------------- -----------
Textbook Division          $  4,484,265     $ 125,746,000   $ 132,806,703   $ (2,576,438)     (1.9)%

Bookstore Division            5,318,989       234,328,454     216,943,133     22,704,310      10.5 %

Complementary Services
Division                      4,443,778        49,754,314      44,004,856     10,193,236      23.2 %

Intercompany eliminations      (929,638)      (24,465,094)    (23,244,843)    (2,149,889)      9.2 %
                         --------------- ----------------- ---------------- ------------- -----------
                           $ 13,317,394     $ 385,363,674   $ 370,509,849   $ 28,171,219       7.6 %
                         =============== ================= ================ ============= ===========

     The decrease in Textbook Division revenues was due primarily to a decrease in the number of units sold. We believe that unit sales are down for the year primarily due to a decrease in the number of units purchased in the December of 2002 and May of 2003 student book buys, which supplied the peak selling periods in fiscal 2004. Textbook Division revenues are limited by the supply of used textbooks available to us. The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores (defined by us as stores acquired since April 1, 2002) and increases in same store sales. The new bookstores provided an additional $14.4 million of revenue in the year ended March 31, 2004. This increase was offset, in part, by a $2.5 million decrease in revenues attributable to stores closed since April 1, 2002. Same store sales increased 5.1%, or $10.8 million. Complementary Services Division revenues increased primarily due to increased installation and training activity in the systems divisions, the acquisition of TheCampusHub.com, Inc. in July, 2003, and growth in the distance education program. However, future revenue streams for the distance education program will be impacted by certain developments as described in Recent Developments. Corresponding to the overall growth in the number of company-owned college bookstores and growth in services provided to our college bookstores by the Complementary Services Division, our intercompany transactions also increased.

     GROSS PROFIT. Gross profit for the year ended March 31, 2004 increased $13.0 million, or 8.9%, to $159.0 million from $146.0 million for the year ended March 31, 2003. This increase was primarily due to higher revenues, along with a slightly higher gross margin percent. Gross margin percent was 39.9% for the year ended March 31, 2004 as compared to 39.4% for the year ended March 31, 2003, driven primarily by improved gross margin percents in the Bookstore and Textbook Divisions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended March 31, 2004 increased $10.0 million, or 11.1%, to $100.4 million from $90.4 million for the year ended March 31, 2003. Selling, general and administrative expenses as a percentage of revenues were 25.2% and 24.4% for the years ended March 31, 2004 and 2003, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth which prompted increases in personnel costs, shipping costs, and rent, as well as an increased focus on advertising. Additionally, $0.3 million in expenses were recorded in conjunction with the debt refinancing on December 10, 2003 and $0.3 million in expenses were recorded in conjunction with our new human resources system.

     STOCK-BASED COMPENSATION. Stock-based compensation expense was incurred in conjunction with the March 4, 2004 Transaction, whereby 40,668 options to purchase shares of NBC Acquisition Corp. Class A Common Stock were converted into the right to receive cash payments which totaled $7.1 million. Additionally, in connection with the December 10, 2003 debt refinancing, 838 options to purchase shares of NBC Acquisition Corp. Class A Common Stock were converted into the right to receive cash payments which totaled $0.2 million. Such costs represent the difference between the fair value of the NBC Acquisition Corp. Class A Common Stock underlying such options at the time the options were converted into the right to receive cash payment and the exercise price on such options.

     EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003 and the corresponding change in EBITDA (based upon combined EBITDA for fiscal 2004) were as follows:

                           Successor               Predecessor
                        ---------------  ---------------------------------
                                                                                      Change
                         1 Month Ended    11 Months Ended     Year Ended    ------------------------
                         March 31, 2004  February 29, 2004  March 31, 2003      Amount    Percentage
                        ---------------  -----------------  --------------  ------------- ----------
Textbook Division         $    (85,994)     $ 33,544,806     $ 33,915,223     $ (456,411)    (1.3)%

Bookstore Division          (2,471,525)       33,190,998       26,992,497      3,726,976     13.8 %

Complementary Services
Division                       251,371         2,624,520        2,041,093        834,798     40.9 %

Corporate administration      (685,336)      (15,012,469)      (7,318,023)    (8,379,782)   114.5 %
                        ---------------  ----------------   --------------  ------------- ----------
                          $ (2,991,484)     $ 54,347,855     $ 55,630,790    $(4,274,419)    (7.7)%
                        ===============  ================   ==============  ============= ==========

     The decrease in EBITDA in the Textbook Division is primarily attributable to lower revenues. Bookstore Division EBITDA improved as a result of the aforementioned increases in revenues and gross margin percent. Complementary Services Division EBITDA improved as a result of increasing revenues and controlling expenses. Corporate Administration EBITDA declined by $8.4 million, primarily as a result of expenses of the March 4, 2004 Transaction, December 10, 2003 debt refinancing, and installation of the new human resources system.

     EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that EBITDA is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

     The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data":

                                                Successor        Predecessor        Predecessor
                                             ----------------  ----------------  -----------------
                                               1 Month Ended    11 Months Ended     Year Ended
                                              March 31, 2004   February 29, 2004  March 31, 2003
                                             ----------------  ----------------- -----------------

EBITDA                                        $   (2,991,484)     $ 54,347,855     $  55,630,790

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                     97,587           307,680           360,448
  Provision for losses on receivables                218,205            66,393           451,578
  Cash paid for interest                          (6,891,827)      (20,125,528)      (13,549,099)
  Cash paid for income taxes                          (9,991)       (6,466,526)      (14,533,352)
  Loss on disposal of assets                          13,582           408,095            35,428
  Changes in operating assets and liabilities,
  net of effect of acquistions/disposals (1)     (11,947,584)       10,066,803         8,935,820
                                             ----------------  ----------------   ---------------
Net Cash Flows from Operating Activities      $  (21,511,512)     $ 38,604,772     $  37,331,613
                                             ================  ================   ===============

Net Cash Flows from Investing Activities      $ (183,836,223)     $ (6,451,658)    $  (5,327,072)
                                             ================  ================   ===============

Net Cash Flows from Financing Activities      $  158,961,630      $  8,103,790     $  (4,018,436)
                                             ================  ================   ===============

         (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

     DEPRECIATION EXPENSE. Depreciation expense for the year ended March 31, 2004 increased $0.3 million, or 11.1% to $3.3 million from $3.0 million for the year ended March 31, 2003, primarily due to growth and the step-up in basis of property and equipment resulting from the March 4, 2004 Transaction.

     AMORTIZATION EXPENSE. Amortization expense for the year ended March 31, 2004 increased $1.2 million to $1.8 million from $0.6 million for the year ended March 31, 2003, primarily due to the March 4, 2004 Transaction, which significantly increased the balance of amortizable intangibles, and amortization of developed technology assets obtained through the acquisition of TheCampusHub.com, Inc. in July, 2003.

     INTEREST EXPENSE, NET. Interest expense, net for the year ended March 31, 2004 increased $15.2 million, or 69.4%, to $37.0 million from $21.8 million for the year ended March 31, 2003, primarily due to interest costs arising from the March 4, 2004 Transaction and the December 10, 2003 debt refinancing. As a result of these two transactions, $8.3 million in debt issue costs associated with retired debt were written-off to interest expense. Additionally, $5.9 million in call premiums were recorded to interest expense in connection with the tendering or calling of the $110.0 million senior subordinated notes and $76.0 million senior discount debentures in conjunction with the March 4, 2004 Transaction. Finally, interest expense increased as a result of our higher-leveraged position, as total long-term indebtedness increased from $219.4 million at March 31, 2003 to $434.1 million at March 31, 2004, primarily attributable to the March 4, 2004 Transaction.

     (GAIN) LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS. (Gain) loss on derivative financial instruments for the year ended March 31, 2004 improved $0.2 million compared to the year ended March 31, 2003 due to the increase in the fair market value of the interest rate swap agreements that expired on July 31, 2003.

     INCOME TAXES. Income tax expense for the year ended March 31, 2004 decreased $8.1 million, or 66.4%, to $4.1 million from $12.2 million for the year ended March 31, 2003. Our effective tax rate was 44.1% and 40.8% for the years ended March 31, 2004 and 2003, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes. Effective state income tax rates increased in fiscal 2004, as the Company incurred costs attributable to the March 4, 2004 Transaction which are not useable in many state tax returns.

                 FISCAL YEAR ENDED MARCH 31, 2003 COMPARED WITH
                       FISCAL YEAR ENDED MARCH 31, 2002.

     REVENUES. Revenues for the years ended March 31, 2003 and 2002 and the corresponding change in revenues were as follows:

                                   Predecessor     Predecessor               Change
                                 --------------- ---------------  --------------------------
                                      2003             2002           Amount     Percentage
                                 --------------- ---------------  -------------- -----------
Textbook Division                 $ 132,806,703   $ 122,893,781    $  9,912,922       8.1 %
Bookstore Division                  216,943,133     201,399,648      15,543,485       7.7 %
Complementary Services Division      44,004,856      38,093,091       5,911,765      15.5 %
Intercompany eliminations           (23,244,843)    (23,470,111)        225,268      (1.0)%
                                 --------------- ---------------  -------------- -----------
                                  $ 370,509,849   $ 338,916,409    $ 31,593,440       9.3 %
                                 =============== ===============  ============== ===========

     The increase in Textbook Division revenues for the year ended March 31, 2003 was due in part to publisher price increases, complemented by an increase in unit sales. The increase in Bookstore Division revenues was primarily attributable to an increase in same store sales of 4.9%, or $9.4 million, and to the acquisition of new college bookstores (defined by us as stores acquired since April 1, 2001). These new bookstores provided a $6.2 million increase in revenues. Complementary Services Division revenues increased primarily due to growth in our distance education program, offset in part by outsourcing the plastic bag program late in fiscal 2002 and a decline in systems division revenues resulting from revisions made to certain agreements with TheCampusHub.com, Inc. and a drop in system installations. The increased revenues in distance education resulted primarily from additional services provided to the program's largest account and, in part, to services provided to new accounts. Our intercompany transactions decreased primarily due to changes made to some of the Complementary Services Division programs.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 2003 increased $5.5 million, or 6.5%, to $90.4 million from $84.9 million for fiscal 2002. Selling, general and administrative expenses as a percentage of revenues were 24.4% and 25.0% in fiscal 2003 and fiscal 2002, respectively. The increase in expenses is primarily the result of our growth, as previously discussed. The decrease in expenses as a percentage of revenues is primarily attributable to revenue growth outpacing growth in certain expenses, particularly salaries and wages.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for fiscal 2003 and 2002 and the corresponding change in EBITDA were as follows:

                                   Predecessor      Predecessor             Change
                                 ---------------  --------------- -------------------------
                                      2003              2002          Amount     Percentage
                                 ---------------  --------------- -------------- ----------
Textbook Division                  $ 33,915,223     $ 31,290,952    $ 2,624,271      8.4 %
Bookstore Division                   26,992,497       22,399,279      4,593,218     20.5 %
Complementary Services Division       2,041,093          696,335      1,344,758    193.1 %
Corporate administration             (7,318,023)      (7,316,701)        (1,322)    (0.0)%
                                 ---------------  --------------- -------------- ----------
                                   $ 55,630,790     $ 47,069,865    $ 8,560,925     18.2 %
                                 ===============  =============== ============== ==========

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

     EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that EBITDA is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

     The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data":

                                                Predecessor    Predecessor
                                              -------------- ---------------
                                                   Year Ended March 31,
                                                   2003            2002
                                              --------------  --------------

EBITDA                                          $ 55,630,790   $ 47,069,865

Adjustments to reconcile EBITDA to net cash flows from operating activities:

 Interest income                                     360,448        399,573
 Provision for losses on receivables                 451,578      1,629,704
 Cash paid for interest                          (13,549,099)   (15,224,920)
 Cash paid for income taxes                      (14,533,352)    (4,062,737)
 (Gain) loss on disposal of assets                    35,428       (482,810)
 Changes in operating assets and liabilities,
 net of effect of acquistions/disposal (1)         8,935,820     (1,709,245)
                                              -------------- ---------------
Net Cash Flows from Operating Activities        $ 37,331,613  $  31,037,920
                                              ============== ===============

Net Cash Flows from Investing Activities        $ (5,327,072) $  (7,616,067)
                                              ============== ===============

Net Cash Flows from Financing Activities        $ (4,018,436) $ (16,412,081)
                                              ============== ===============

    (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

     INTEREST EXPENSE, NET. Interest expense, net for fiscal 2003 decreased $2.2 million, or 9.1%, to $21.8 million from $24.0 million for fiscal 2002, primarily due to reduced interest charges on the Senior Credit Facility resulting from the $10.0 million optional prepayment of Tranche A and Tranche B Loans on March 29, 2002 and reduced usage under the Revolving Credit Facility. Additionally, a portion of interest expense associated with the interest rate swap agreements previously classified as interest expense is now included in the loss on derivative financial instruments, as discussed in the footnotes to the consolidated financial statements presented in Item 8, "Financial Statements and Supplementary Data." These decreases were partially offset by increasing original issue debt discount amortization and accrued interest on the senior discount debentures, which became fully-accreted on February 15, 2003.

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

     INCOME TAXES. Income tax expense for fiscal 2003 increased $4.2 million, or 53.8%, to $12.2 million from $8.0 million for fiscal 2002. Our effective tax rate for fiscal years 2003 and 2002 was 40.8% and 41.6%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

RECENT DEVELOPMENTS

     We have been informed by the distance education program's largest customer that it intends to discontinue the use of our services for delivery of educational materials during fiscal 2005. Revenues attributable to this customer for the fiscal year ended March 31, 2004 exceeded $22.0 million. We estimate that EBITDA as a percentage of revenue for this program is approximately 3-5%. We expect revenues from the distance education program, after adjusting for the loss of this customer, to continue to grow.

RISK FACTORS

     The risks described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

     WE FACE COMPETITION IN OUR MARKETS. Our industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than us and have substantially greater resources than us. We cannot give assurances that our business will not be adversely affected by increased competition in the markets in which we currently operate or in markets in which we will operate in the future, or that we will be able to improve or maintain our profit margins. In recent years, an increasing number of institution-owned college stores have decided to contract-manage their bookstore operations. As of April 1, 2003, approximately 28% of NACS U.S. members, according to The National Association of College Stores, were contract-managed. The leading managers of these stores include two of our principal competitors in the wholesale textbook distribution business. Contract-managed stores primarily purchase their used textbook requirements from and sell their available supply of used textbooks to their affiliated operations. A significant increase in the number of contract-managed stores operated by our competitors, particularly at large college campuses, could adversely affect our ability to acquire an adequate supply of used textbooks.

     We are also experiencing growing competition from alternative media as a source of textbook information, such as on-line resources, e-books, print-on-demand textbooks and CD-ROMs, and from the use of course packs, which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students, all of which have the potential to reduce or replace the need for textbooks. A substantial increase in the availability of these alternative media as a source of textbook information could significantly reduce college students' use of traditional textbooks and thus have a material adverse effect on our business and results of operations.

     WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE BOOKSTORES OR INTEGRATE OUR FUTURE ACQUISITIONS. Part of our business strategy is to expand sales for our college bookstore operations by acquiring bookstores. We cannot give assurances that we will be able to identify additional bookstores for acquisition or that any anticipated benefits will be realized from any of these acquisitions. Due to the seasonal nature of business in our bookstores, operations may be affected by the time of year when a bookstore is acquired. The process may require financial resources that would otherwise be available for our existing operations. We cannot give assurances that the integration of our future acquisitions will be successful or that the anticipated strategic benefits of our future acquisitions will be realized or that they will be realized within time frames contemplated by our management. Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on our reported operating results, diversion of management's attention, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities and actions of our competitors and customers. If we are unable to successfully integrate our future acquisitions for these or other reasons, our results from operations may be adversely affected.

     IF WE ARE UNABLE TO OBTAIN A SUFFICIENT SUPPLY OF USED TEXTBOOKS, OUR BUSINESS MAY BE ADVERSELY AFFECTED. We are generally able to sell a substantial majority of our available used textbooks and, therefore, our ability to purchase a sufficient number of used textbooks largely determines our used textbook sales for future periods. Successfully acquiring books requires a visible presence on college campuses at the end of each semester, which requires hiring a significant number of temporary personnel, and having access to sufficient funds under our Revolving Credit Facility or other financing alternatives. Textbook acquisition also depends upon college students' willingness to sell their used textbooks at the end of each semester. The unavailability of sufficient personnel or credit, or a shift in student preferences, could impair our ability to acquire sufficient used textbooks to meet our sales objectives and adversely affect our results of operations.

     WE ARE DEPENDENT ON KEY PERSONNEL, THE LOSS OF WHOM COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL PERFORMANCE. Our future success depends to a significant extent on the efforts and abilities of our management team. As outlined in Item 10, "Directors and Executive Officers of the Registrant", our management team has over 150 years of cumulative experience in the college bookstore industry. The loss of the services of these individuals could have a material adverse effect on our business, financial condition and results of operations.

     OUR OPERATIONS MAY BE ADVERSELY AFFECTED IF PUBLISHERS DO NOT CONTINUE TO INCREASE PRICES OF TEXTBOOKS ANNUALLY. We generally buy used textbooks based on publishers' prevailing prices for new textbooks just prior to the implementation by publishers of their annual price increases (which historically have been 4% to 5%) and resell these textbooks shortly thereafter based upon the new higher prices, thereby creating an immediate margin increase. Our ability to increase our used textbook prices each year depends on annual price increases on new textbooks implemented by publishers. The failure of publishers to continue annual increases could adversely affect our results of operations.

     THE SEASONALITY OF OUR WHOLESALE AND BOOKSTORE OPERATIONS COULD NEGATIVELY AFFECT OUR OPERATING RESULTS. Our wholesale and bookstore operations experience two distinct selling periods and the wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in July/August and November/December. The buying periods for the wholesale operations occur at the end of each school semester in May and December. The primary selling periods for the bookstore operations are in August/September and January. In fiscal 2004, approximately 43% of our annual revenues occurred in the second fiscal quarter (July-September), while approximately 29% of our annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, our working capital requirements fluctuate throughout the year, increasing substantially at the end of each semester, in May and December, as a result of the buying periods. We fund our working capital requirements primarily through the Revolving Credit Facility, which historically has been repaid with cash provided from operations. A significant reduction in sales during our peak selling periods could have a material adverse effect on our financial condition or results of operations for the year.

     THE INDENTURES GOVERNING THE SENIOR SUBORDINATED NOTES AND SENIOR DISCOUNT NOTES, AS WELL AS THE SENIOR CREDIT FACILITY, IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH MAY PREVENT US FROM INCURRING ADDITIONAL INDEBTEDNESS AND TAKING SOME ACTIONS. The indentures governing the Senior Subordinated Notes and Senior Discount Notes restrict our ability to do the following: incur additional indebtedness; pay dividends or make other restricted payments; consummate certain asset sales, create liens on assets; enter into transactions with affiliates; make investments, loans or advances; consolidate or merge with or into any other person; and convey, transfer or lease all or substantially all of our assets or change the business we conduct.

     The Senior Credit Facility prohibits NBC from prepaying other indebtedness. In addition, NBC is required to comply with and maintain specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios and a minimum fixed charge coverage ratio. NBC's ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot give assurances that NBC will satisfy these requirements in the future. A breach of any of these covenants could result in a default under the Senior Credit Facility or the indentures. Upon an event of default under the Senior Credit Facility, the lenders could elect to declare all amounts and accrued interest outstanding under the Senior Credit Facility to be due and payable and could terminate their commitments to make further extensions of credit under the Senior Credit Facility and the holders of the Senior Subordinated Notes and Senior Discount Notes could elect to declare all amounts under such notes immediately due and payable. If NBC were unable to repay its indebtedness under the Senior Credit Facility, the lenders could proceed against the collateral securing the indebtedness. If the indebtedness under the Senior Credit Facility were accelerated, we cannot give assurances that the assets of NBC would be sufficient to repay in full such indebtedness and other indebtedness, including the Senior Subordinated Notes and Senior Discount Notes. Substantially all of our assets are pledged as security under the Senior Credit Facility.

     WE ARE CONTROLLED BY ONE PRINCIPAL EQUITY HOLDER, WHO HAS THE POWER TO TAKE UNILATERAL ACTION. Following the March 4, 2004 Transaction, Weston Presidio beneficially owns approximately 84.4% of the Company's issued and outstanding common stock and options available under the 2004 Stock Option Plan. As a result, Weston Presidio is able to control all matters, including the election of a majority of our board of directors, the approval of amendments to NBC's and our certificate of incorporation and fundamental corporate transactions such as mergers and asset sales. The interests of Weston Presidio may not in all cases be aligned with the interests of other affected parties. In addition, Weston Presidio may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to other affected parties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventory valuation and obsolescence, intangible assets, rebate programs, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     PRODUCT RETURNS. We recognize revenue from Textbook Division sales at the time of shipment. We have established a program which, under certain conditions, enables our customers to return textbooks. We record reductions to revenue and costs of sales for the estimated impact of textbooks with return privileges which have yet to be returned to the Textbook Division. Additional reductions to revenue and costs of sales may be required if the actual rate of product returns exceeds the estimated rate of product returns. The estimated rate of product returns is determined utilizing actual historical product return experience.

     BAD DEBTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance, we analyze the aging of the receivable, the customer's financial position, historical collection experience, and other economic and industry factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     INVENTORY VALUATION. Our Bookstore Division values new textbook and non-textbook inventories at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments and estimates which impact the ending inventory valuation at cost as well as the resulting gross margins. Changes in the fact patterns underlying such management judgments and estimates could ultimately result in adjusted inventory costs.

     INVENTORY OBSOLESCENCE. We account for inventory obsolescence based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by us, inventory write-downs may be required. In determining inventory adjustments, we consider amounts of inventory on hand, projected demand, new editions, and industry and other factors.

     GOODWILL AND INTANGIBLE ASSETS. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including Statements of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED; No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS; and No. 144, IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Our evaluation of impairment is based on a combination of our projection of estimated future cash flows and other valuation methodologies. We are required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. We are also required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets. The March 4, 2004 Transaction resulted in the application of purchase accounting to the Company's balance sheet as of the transaction date. The fair values of the Company's assets and liabilities were determined in part from a valuation by an independent appraiser. In certain circumstances, company management performed valuations where appropriate. The value of goodwill in the transaction was determined by taking the difference between the purchase price and the fair value of net assets acquired.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

     Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At March 31, 2004, our total indebtedness was approximately $434.1 million, consisting of an $180.0 million Term Loan, $175.0 million of Senior Subordinated Notes, $50.4 million of Senior Discount Notes, $15.4 million of senior subordinated notes which were called for redemption on March 4, 2004 and redeemed on April 3, 2004, $10.5 million of senior discount debentures which were called for redemption on March 4, 2004 and redeemed on April 3, 2004, and $2.8 million of other indebtedness, including capital lease obligations.

     On October 7, 2003, we filed Current Reports on Form 8-K announcing that we were soliciting consents to amend certain of the covenants and other provisions of the indentures governing the senior subordinated notes and senior discount debentures. The amendments would have allowed, among other things, (i) for the entry into either an amendment and restatement of the then-existing senior credit facility or a new secured credit facility, (ii) for the refinancing or repayment of the then-existing senior credit facility, and (iii) for the payment of a dividend by NBC to the Company to be used by the Company to purchase or redeem a defined number of shares of NBC Acquisition Corp. Class A Common Stock and stock options underlying such stock. We did not receive the requisite consents of holders of the senior subordinated notes and senior discount debentures.

     As announced on November 10, 2003 and January 8, 2004 in Current Reports on Form 8-K's filed with the Securities and Exchange Commission, the Company purchased 116,786 shares of NBC Acquisition Corp. Class A Common Stock and 838 options to purchase NBC Acquisition Corp. Class A Common Stock were converted into the right to receive cash payment on December 10, 2003. The cost of the treasury shares was $32.7 million and stock-based compensation expense resulting from cancellation of the options was $0.2 million. A substantial portion of a $34.5 million dividend from NBC was used to fund the purchase of the treasury shares. In order to finance the dividend payment, the related transactions and the fees and expenses relating thereto, NBC completed a debt refinancing in which it amended and restated its then-existing senior credit facility, providing for a $75.0 million Term Loan and a $50.0 million Revolving Credit Facility.

     After the dividend payment, payment of principal, interest, and other costs associated with the then-existing senior credit facility, and payment of the fees and expenses relating to the transactions, there were proceeds of $24.4 million remaining. We ultimately utilized such proceeds to assist in financing the March 4, 2004 Transaction.

     On March 4, 2004, Weston Presidio acquired the controlling interest in the Company through a series of steps which resulted in Weston Presidio owning a substantial majority of the NBC Acquisition Corp. Class A Common Stock. The transaction was accomplished pursuant to, among other instruments, an Agreement & Plan of Merger and a Stock Purchase Agreement dated February 18, 2004. The series of related steps underlying this transaction included the following:

    (1) NBC refinanced its existing $125.0 million senior credit facility with a $230.0 million senior credit facility (the "Senior Credit Facility") comprised of an $180.0 million term loan (the "Term Loan") which matures on March 4, 2011 and was drawn in full in connection with the consummation of the transaction, and a $50.0 million revolving credit facility (the "Revolving Credit Facility") which matures on March 4, 2009 and was not drawn upon at the consummation of the transaction.

    (2) NBC completed a private placement of $175.0 million principal amount of 8.625% senior subordinated notes (the "Senior Subordinated Notes") which mature on March 15, 2012. On April 27, 2004, NBC filed a Form S-4 Registration Statement with the Securities and Exchange Commission for the purpose of registering debt securities to be issued in exchange for the Senior Subordinated Notes. Such Registration Statement was declared effective by the Securities and Exchange Commission on May 7, 2004. All notes were tendered in the offer to exchange that was completed on June 8, 2004. The terms of the securities issued in the exchange offer are identical to those in effect at March 31, 2004.

    (3) The Company completed a private placement of $77.0 million principal amount of 11.0% senior discount notes (the "Senior Discount Notes") which mature on March 15, 2013. The Senior Discount Notes were issued at a discount of $27.0 million and will become fully-accreted on March 15, 2008, at which point semi-annual cash interest payments begin to accrue and are payable beginning September 15, 2008. On April 27, 2004, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission for the purpose of registering debt securities to be issued in exchange for the Senior Discount Notes. Such Registration Statement was declared effective by the Securities and Exchange Commission on May 7, 2004. All notes were tendered in the offer to exchange that was completed on June 8, 2004. The terms of the securities issued in the exchange offer are identical to those in effect at March 31, 2004.

    (4) NBC completed a cash tender offer for, and partial redemption of, its $110.0 million principal amount of outstanding 8.75% senior subordinated notes. Untendered notes which totaled $15.4 million were called for redemption on March 4, 2004 and redeemed on April 3, 2004. Funds totaling $16.1 million, including accrued interest and call premiums on such indebtedness, were held in escrow as of March 31, 2004, pending the April 3, 2004 redemption. Such escrowed funds are presented in "restricted cash" in the Consolidated Balance Sheet included in Item 8, "Financial Statements and Supplementary Data."

    (5) The Company completed a cash tender offer for, and partial redemption of, its $76.0 million principal amount of outstanding 10.75% senior discount debentures. Untendered debentures which totaled $10.5 million were called for redemption on March 4, 2004 and redeemed on April 3, 2004. Funds totaling $11.0 million, including accrued interest and call premiums on such indebtedness, were held in escrow as of March 31, 2004, pending the April 3, 2004 redemption. Such escrowed funds are presented in "restricted cash" in the Consolidated Balance Sheet included in Item 8, "Financial Statements and Supplementary Data."

    (6) Weston Presidio made an initial equity investment of $28.2 million in NBC Holdings Corp., funds for which were ultimately paid to the Company in the form of a capital contribution.

    (7) Weston Presidio purchased 36,455 shares of NBC Acquisition Corp. Class A Common Stock directly from its holders for $8.4 million.

    (8) 870,285 shares of NBC Acquisition Corp. Class A Common Stock were cancelled upon the payment of $180.4 million in merger consideration to the holders of such shares.

    (9) 397,711 shares of NBC Acquisition Corp. Class A Common Stock were exchanged for 512,799 shares of capital stock of New NBC Acquisition Corp., a new corporation formed by Weston Presidio, in the merger of the two entities with the Company as the surviving entity.

   (10) Weston Presidio and current and former members of NBC management contributed 495,981 shares and 16,818 shares, respectively, of NBC Acquisition Corp. Class A Common Stock to NBC Holdings Corp. in exchange for a like number of shares of NBC Holdings Corp. capital stock.

   (11) Options to acquire 49,778 shares of NBC Acquisition Corp. Class A
        Common Stock held by members of NBC management were exchanged for options to acquire a like number of shares of NBC Holdings Corp. capital stock.

   (12) NBC declared and paid dividends of $184.3 million to the Company to help finance the transaction.

     Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and the Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility's Term Loan, NBC is scheduled to make principal payments totaling approximately $1.8 million in fiscals 2005-2010 and $169.2 million in fiscal 2011. Such scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards the Term Loan principal balances. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by NBC. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments commencing September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.

INVESTING CASH FLOWS

     In conjunction with the March 4, 2004 Transaction described in detail above under "Financing Activities," merger consideration of $180.4 million was paid to certain of our shareholders and $0.9 million of other costs were incurred and paid relative to this transaction.

     Our capital expenditures were $4.7 million, $3.7 million, and $2.3 million for the fiscal years ended March 31, 2004, 2003, and 2002, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2004 was $6.5 million.

     Business acquisition expenditures were $4.2 million, $1.4 million, and $6.1 million for the fiscal years ended March 31, 2004, 2003, and 2002, respectively. For the fiscal year ended March 31, 2004, single bookstore locations were acquired serving Wayne State College, Mesa Community College, Western International University, the University of Toledo, East Tennessee State University, Marshall University; and 3 bookstore locations were acquired serving Michigan State University. For the fiscal year ended March 31, 2003, single bookstore locations were acquired serving Stephen F. Austin State University, the University of Northern Colorado; and 2 bookstore locations were acquired serving Western Kentucky University. For the fiscal year ended March 31, 2002, single bookstore locations were acquired serving Western Washington University, Chadron State College, North Carolina State University, the University of Oklahoma, Radford University, the University of Central Florida; and 2 bookstore locations each were acquired serving the University of Florida and the University of California - Berkeley. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

     During fiscal 2004, bookstore locations serving Wayne State College, Columbia College, California State University - Northridge, Chadron State College, and Arizona State University were closed, as either the lease expired, the contract-managed relationship was not renewed, or an agreement was reached with the landlord to terminate the lease. During fiscal 2003, bookstores serving Virginia Commonwealth University, Ferris State University, and the University of California - Berkeley were closed upon the expiration of the property leases. During fiscal 2002, we closed bookstores serving Austin Community College and Coconino Community College upon expiration of the property leases and sold certain assets of two of our college bookstore locations serving the University of Texas in Austin, Texas for approximately $1.1 million, recognizing a gain on disposal of approximately $0.5 million. This gain is presented as an offset to selling, general, and administrative expenses in our Consolidated Statements of Operations included in Item 8, "Financial Statements and Supplementary Data."

     On July 1, 2003, we acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. CampusHub is no longer separately incorporated and is instead accounted for as a division within our Complementary Services Division segment. CampusHub provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us. This transaction, with a net purchase price of $10.0 million, was financed primarily through the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock.

OPERATING CASH FLOWS

       Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). For the year ended March 31, 2004, weighted-average borrowings under the Revolving Credit Facility approximated $1.7 million, with actual borrowings ranging from a low of no borrowings to a high of $14.5 million. Net cash flows from operating activities for the year ended March 31, 2004 were $17.1 million, a decrease of $20.2 million from $37.3 million for the year ended March 31, 2003. This decrease was primarily due to (a) $7.7 million in interest expense on the senior discount debentures, which became fully-accreted in February, 2003 and began paying cash interest in August, 2003; (b) $5.9 million in call premiums incurred in connection with the tendering and calling of the $110.0 million senior subordinated notes and $76.0 million senior discount debentures in conjunction with the March 4, 2004 Transaction; and (c) $7.3 million of stock-based compensation paid in conjunction with the March 4, 2004 Transaction and the December 10, 2003 debt refinancing.

COVENANT RESTRICTIONS

     Access to our principal sources of cash is subject to various restrictions. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The Senior Credit Facility restricts NBC's ability to make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by the

Company. The indenture governing the Senior Discount Notes restricts the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of NBC and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. Such restrictions are not expected to affect our ability to meet our cash obligations for the foreseeable future. These covenant restrictions were similar under the indebtedness retired as a result of the March 4, 2004 Transaction. In accordance with such covenants, NBC declared and paid dividends to the Company of (a) $8.2 million for cash interest payments made on the senior discount debentures due August 15, 2003 and February 15, 2004; (b) $32.8 million to finance the purchase of treasury stock associated with the December 10, 2003 debt refinancing; and (c) $184.3 million to assist in financing the March 4, 2004 Transaction.

SOURCES OF AND NEEDS FOR CAPITAL

     As of March 31, 2004, NBC could borrow up to $38.5 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at March 31, 2004. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility.

     We believe that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance our current operations, any required excess cash flow payments, increased cash interest requirements resulting from the March 4, 2004 Transaction, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing.

     The following tables present aggregated information as of March 31, 2004 regarding our contractual obligations and commercial commitments:

                                                                        Payments Due by Period
                                                    ------------------------------------------------------------
          Contractual                                Less Than          2-3            4-5          After 5
          Obligations                   Total          1 Year          Years          Years          Years
--------------------------------   ---------------- -------------  -------------- -------------- ---------------
Long-term debt                       $ 458,378,880  $ 27,743,881    $  3,667,918   $  3,684,129   $ 423,282,952
Interest on long-term debt (1)         240,671,227    24,547,540      51,007,460     63,864,200     101,252,027
Capital lease obligations                2,305,584       167,433         489,905        651,928         996,318
Interest on capital
  lease obligations                      1,161,936       257,356         442,435        309,858         152,287
Operating leases                        49,436,000     9,762,000      17,694,000     11,274,000      10,706,000
Unconditional purchase obligations               -             -               -              -               -
                                   ---------------- -------------  -------------- -------------- ---------------
  Total                              $ 751,953,627  $ 62,478,210    $ 73,301,718   $ 79,784,115   $ 536,389,584
                                   ================ =============  ============== ============== ===============


                                                            Amount of Commitment Expiration Per Period
                                        Total        -----------------------------------------------------------
       Other Commercial                Amounts       Less Than          2-3            4-5           Over 5
          Commitments                 Committed        1 Year          Years          Years          Years
--------------------------------   ---------------- -------------  -------------- -------------- ---------------

Unused line of credit (2)            $  50,000,000  $          -    $          -   $ 50,000,000   $           -
                                   ================ =============  ============== ============== ===============

    (1) Interest on the variable rate debt is estimated based upon implied forward rates in the yield curve at March 31, 2004 and does not reflect any potential management of interest rate fluctuations through interest rate swap agreements or other similar instruments.

    (2) Interest is not estimated on the line of credit due to uncertainty surrounding the timing and extent of usage of the line of credit.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     In fiscal 2001, we entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which was partially owned by HWP. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us. Such agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) terminated effective July 1, 2003 upon our acquisition of all of the outstanding shares of common stock of TheCampusHub.com, Inc. This business combination was accounted for by us in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.7 million was assigned to non-deductible goodwill. The management services agreement reimbursed us for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement was recognized as the services were performed. For the years ended March 31, 2004, 2003, and 2002, revenues attributable to the management services agreement totaled $0.1 million, $0.3 million, and $1.0 million, respectively, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million, $0.6 million, and $0.8 million, respectively. Net amounts due from TheCampusHub.com, Inc. at March 31, 2003 totaled $0.1 million.

IMPACT OF INFLATION

     Our results of operations and financial condition are presented based upon historical costs. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that the effects of inflation, if any, on our results of operations and financial condition have not been material. However, there can be no assurance that during a period of significant inflation, our results of operations will not be adversely affected.

ACCOUNTING STANDARDS NOT YET ADOPTED

     In May, 2003 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"), to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain provisions that have been deferred. Adoption of SFAS No. 150 had no impact and is not expected to have a significant impact on our consolidated financial statements.

     In January, 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46) and later revised FIN 46 in December, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 become effective on varying dates. As these provisions become effective and are adopted, they have not had and are not expected to have a significant impact on our consolidated financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
 OF 1995

     This Annual Report on Form 10-K contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media as a source of textbook information; ability to successfully acquire bookstores or to integrate future acquisitions; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or inability to raise or unavailability of additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular this Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $434.1 million in total indebtedness outstanding at March 31, 2004, approximately $180.0 million is subject to fluctuations in the Eurodollar rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and, in the past, by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC had separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate term debt was converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the then-existing credit agreement). Such agreements expired on July 31, 2003. Depending upon interest rate trends in the future, we may choose to manage our risk to variable interest rate fluctuations by again entering into interest rate swap agreements.

     The following table presents quantitative information about our market risk sensitive instruments (the weighted-average variable rates are based on implied forward rates in the yield curve at March 31, 2004):

                                  Fixed Rate Debt              Variable Rate Debt
                             -----------------------------  ----------------------------
                                              Weighted-                      Weighted-
                                               Average                        Average
                              Principal        Interest       Principal       Interest
                             Cash Flows          Rate       Cash Flows (1)      Rate
                             ---------------  ------------  --------------- ------------
Fiscal Year Ended March 31:
2005                          $  26,111,314         9.22%    $   1,800,000        4.32%
2006                                251,807         9.23%        1,800,000        5.40%
2007                                306,016         9.27%        1,800,000        6.34%
2008                                346,989         9.32%        1,800,000        7.02%
2009                                389,068         9.36%        1,800,000        7.51%
Thereafter                      253,279,270         9.51%      171,000,000        8.00%
                             ---------------  ------------  --------------- ------------
  Total                       $ 280,684,464         9.37%    $ 180,000,000        6.63%
                             ===============  ============  =============== ============

  Fair Value                  $ 255,167,121            -     $ 180,000,000           -
                             ===============                ===============

(1) Principal cash flows represent scheduled principal payments and are adjusted for anticipated excess cash flow payments and optional prepayments (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, to be applied toward principal balances.

     Certain quantitative market risk disclosures have changed since March 31, 2003 as a result of market fluctuations, movement in interest rates, expiration of the interest rate swap agreements, the December 10, 2003 debt refinancing, the March 4, 2004 Transaction, and principal payments. The following table presents summarized market risk information for the years ended March 31, 2004 and 2003 (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                              March 31,      March 31,
                                                2004           2003
                                            -------------- --------------
Fair Values:
  Fixed rate debt                           $ 255,167,121  $ 185,116,064
  Variable rate debt                          180,000,000     30,447,160
  Interest rate swaps                                   -       (845,669)

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                   9.37%          9.68%
  Variable rate debt                                6.63%          4.24%
  Interest rate swaps receive rate                      -          1.22%

                         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF NBC ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm                       36

Consolidated Balance Sheets as of March 31, 2004 (Successor) and
March 31, 2003 (Predecessor)                                                  37

Consolidated Statements of Operations for the One Month Ended March 31, 2004 (Successor), the Eleven Months ended February 29, 2004 (Predecessor), and the
Years Ended March 31, 2003 and 2002 (Predecessor)                             38

Consolidated Statements of Stockholders' Equity (Deficit) for the One Month Ended March 31, 2004 (Successor), the Eleven Months Ended February 29, 2004
(Predecessor), and the Years Ended March 31, 2003 and 2002 (Predecessor)      39

Consolidated Statements of Cash Flows for the One Month Ended March 31, 2004 (Successor), the Eleven Months ended February 29, 2004 (Predecessor), and the
Years Ended March 31, 2003 and 2002 (Predecessor)                             41

Notes to Consolidated Financial Statements                                    42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NBC Acquisition Corp.
Lincoln, Nebraska

     We have audited the accompanying consolidated balance sheets of NBC Acquisition Corp. and subsidiary as of March 31, 2004 (Successor) and March 31, 2003 (Predecessor), and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the one month ended March 31, 2004 (Successor), the eleven months ended February 29, 2004 (Predecessor), and the years ended March 31, 2003 and 2002 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NBC Acquisition Corp. and subsidiary as of March 31, 2004 (Successor) and March 31, 2003 (Predecessor), and the results of their operations and their cash flows for the one month ended March 31, 2004 (Successor), the eleven months ended February 29, 2004 (Predecessor), and the years ended March 31, 2003 and 2002 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP


Lincoln, Nebraska
June 25, 2004

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                       Successor   Predecessor
                                                      ------------ ------------
                                                       March 31,    March 31,
                                                         2004         2003
                                                      ------------ ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 33,276,181  $ 39,405,382
  Restricted cash                                      27,065,000             -
  Receivables                                          30,412,590    29,085,329
  Inventories                                          70,139,222    68,315,352
  Recoverable income taxes                              5,351,480             -
  Deferred income taxes                                 6,102,015     3,861,932
  Prepaid expenses and other assets                       873,167       834,284
                                                      ------------  ------------
    Total current assets                              173,219,655   141,502,279

PROPERTY AND EQUIPMENT, net of depreciation &
amortization                                           36,133,256    27,666,370

GOODWILL                                              268,646,931    30,472,823

IDENTIFIABLE INTANGIBLES, net of amortization         157,505,632     1,350,660

DEBT ISSUE COSTS, net of amortization                  11,968,909     6,055,751

OTHER ASSETS                                            2,216,565     3,331,134
                                                      ------------ ------------
                                                     $649,690,948  $210,379,017
                                                      ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                   $ 18,271,940  $ 19,857,301
  Accrued employee compensation and benefits            9,118,730    10,642,713
  Accrued interest                                      2,565,785     2,505,772
  Accrued incentives                                    6,982,304     5,518,883
  Accrued expenses                                      1,211,448     1,077,844
  Income taxes payable                                          -        89,932
  Deferred revenue                                        898,658       538,230
  Current maturities of long-term debt                 27,743,881    19,181,277
  Current maturities of capital lease obligations         167,433       124,703
                                                      ------------ -------------
    Total current liabilities                          66,960,179    59,536,655

LONG-TERM DEBT, net of current maturities             404,048,043   197,755,713

CAPITAL LEASE OBLIGATIONS, net of current maturities    2,138,151     2,305,583

OTHER LONG-TERM LIABILITIES                               317,287       300,823

DEFERRED INCOME TAXES                                  61,699,507             -

COMMITMENTS (Note I)

STOCKHOLDERS' EQUITY (DEFICIT):
Class A common stock, voting, authorized 5,000,000
shares of $.01 par value; issued and outstanding
549,254 and 1,264,246 shares at March 31, 2004 and
2003, respectively                                          5,493        12,642
Additional paid-in capital                            110,963,897    65,381,476
Notes receivable from stockholders                        (92,689)     (336,681)
Retained earnings (accumulated deficit)                 3,651,080  (114,158,563)
Accumulated other comprehensive loss                            -      (418,631)
                                                      ------------ -------------
Total stockholders' equity (deficit)                  114,527,781   (49,519,757)
                                                      ------------ -------------
                                                     $649,690,948  $210,379,017
                                                     ============= =============

See notes to consolidated financial statements.


NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------

                                           Successor               Predecessor
                                          ----------- -------------------------------------
                                            1 Month   11 Months
                                             Ended       Ended           Year Ended
                                           March 31,  February 29,   March 31,   March 31,
                                             2004        2004          2003        2002
                                          ----------- ------------ ------------ ------------
REVENUES, net of returns                  $13,317,394 $385,363,674 $370,509,849 $338,916,409

COSTS OF SALES                              7,768,616  231,874,108  224,488,201  206,975,716
                                          ----------- ------------ ------------- -----------
  Gross profit                              5,548,778  153,489,566  146,021,648  131,940,693

OPERATING EXPENSES:
  Selling, general and administrative       8,540,262   91,877,771   90,390,858   84,870,828
  Depreciation                                342,992    2,977,309    2,987,947    3,087,234
  Amortization                                649,000    1,162,320      644,053      504,468
  Stock-based compensation                          -    7,263,940            -            -
                                          ----------- ------------ ------------ ------------
                                            9,532,254  103,281,340   94,022,858   88,462,530
                                          ----------- ------------ ------------ ------------

INCOME (LOSS) FROM OPERATIONS              (3,983,476)  50,208,226   51,998,790   43,478,163
                                          ----------- ------------ ------------ ------------

OTHER EXPENSES (INCOME):
  Interest expense                          2,848,447   34,535,902   22,192,314   24,408,403
  Interest income                             (97,587)    (307,680)    (360,448)    (399,573)
  (Gain) Loss on derivative financial
  instruments                                       -      (57,296)     155,831      360,445
                                          ----------- ------------ ------------ ------------
                                            2,750,860   34,170,926   21,987,697   24,369,275
                                          ----------- ------------ ------------ ------------

INCOME (LOSS) BEFORE INCOME TAXES          (6,734,336)  16,037,300   30,011,093   19,108,888

INCOME TAX EXPENSE (BENEFIT)               (2,502,688)   6,608,592   12,231,845    7,953,584
                                          ----------- ------------ ------------ ------------
NET INCOME (LOSS)                         $(4,231,648) $ 9,428,708 $ 17,779,248 $ 11,155,304
                                          ===========  =========== ============ ============


EARNINGS (LOSS) PER SHARE:
  Basic                                   $     (7.70) $      7.45 $      14.07 $       8.83
                                          ===========  =========== ============ ============
  Diluted                                 $     (7.70) $      7.30 $      13.88 $       8.83
                                          ===========  =========== ============ ============



See notes to consolidated financial statements.


NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------------------------------

                                                      Notes        Retained    Accumulated
                                       Additional  Receivable      Earnings      Other
                             Common     Paid-in       From       (Accumulated Comprehensive  Treasury               Comprehensive
                              Stock     Capital    Stockholders     Deficit)   Income (Loss)   Stock      Total      Income (Loss)
                            --------- ----------- ------------- ------------- -------------- --------  -----------  -------------
BALANCE, April 1, 2001
(Predecessor)                $ 12,607 $65,167,394  $  (697,171) $(143,093,115) $         -   $     -  $(78,610,285)

Issuance of 2,621 shares
of common stock                    27     137,490     (123,765)             -            -         -        13,752   $         -

Interest accrued on
stockholder notes                   -           -      (45,004)             -            -         -       (45,004)            -

Net income                          -           -            -     11,155,304            -         -    11,155,304    11,155,304

Other comprehensive loss,
net of taxes:

Cumulative effect of
adoption of SFAS No. 133,
net of taxes of $401,760            -           -            -              -     (602,640)        -      (602,640)     (602,640)

Unrealized losses on
interest rate swap
agreements, net of
taxes of $1,285                     -           -            -              -       (1,927)        -        (1,927)       (1,927)

                            --------- -----------  ------------ ------------- ------------- -------- -------------   -----------

BALANCE, March 31, 2002
(Predecessor)                  12,634  65,304,884     (865,940)  (131,937,811)    (604,567)        -   (68,090,800) $ 10,550,737
                                                                                                                     ===========

Issuance of 875 shares of
common stock upon exercise
of stock options, including
tax benefit of $24,000              8      76,592            -              -            -         -        76,600   $         -

Payment on stockholder notes        -           -      552,089              -            -         -       552,089             -

Interest accrued on
stockholder notes                   -           -      (22,830)             -            -         -       (22,830)            -

Net income                          -           -            -     17,779,248            -         -    17,779,248    17,779,248

Other comprehensive income,
net of taxes:

Unrealized gains on
interest rate swap
agreements, net of
taxes of $146,900                   -            -            -              -     185,936         -       185,936       185,936
                            --------- ----------- ------------  ------------- ------------- -------- -------------  ------------
BALANCE, March 31, 2003
(Predecessor)                $ 12,642 $65,381,476  $  (336,681) $(114,158,563) $  (418,631)  $     -  $(49,519,757) $ 17,965,184
                            ========= =========== ============  ============= ============= ======== =============  ============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------------------

                                                       Notes        Retained    Accumulated
                                         Additional  Receivable      Earnings       Other
                               Common      Paid-in      From       (Accumulated  Comprehensive Treasury               Comprehensive
                                Stock      Capital   Stockholders    Deficit)    Income (Loss)   Stock       Total    Income (Loss)
                              ---------- ----------- ------------  ------------ ------------ ------------ ---------- --------------
BALANCE, April 1, 2003
(Predecessor)                 $ 12,642  $ 65,381,476 $(336,681)  $(114,158,563) $ (418,631) $         -  $ (49,519,757)

Issuance of 39,905 shares of
common stock                       400     9,722,283         -               -           -            -      9,722,683  $        -

Issuance of 300 shares of
common stock upon exercise
of stock options,
including tax benefit of
$10,000                              3        25,737         -               -           -            -         25,740           -

Payment on stockholder notes         -             -   208,089               -           -            -        208,089           -

Interest accrued on
stockholder notes                    -             -   (14,437)              -           -            -        (14,437)          -

Net income                           -             -         -       9,428,708           -            -      9,428,708   9,428,708

Reacquired 116,786 shares
of common stock                      -             -         -               -           -  (32,696,577)   (32,696,577)          -

Other comprehensive income,
net of taxes:

Unrealized gains on
interest rate
swap agreements, net
of taxes of $256,145                 -             -         -               -     418,631            -        418,631     418,631

                             ---------- ------------ ----------- -------------- ------------ ------------   ---------- -----------
BALANCE, February 29, 2004
(Predecessor)                   13,045    75,129,496  (143,029)   (104,729,855)          -  (32,696,577)   (62,426,920)$ 9,847,339
                                                                                                                       ===========

March 4, 2004 Transaction:

  Record step-up in basis of
  assets and  liabilities            -   334,216,997         -               -           -            -    334,216,997 $         -

  Capital contribution               -    28,164,181         -               -           -            -     28,164,181           -

  Exchange of shares of common
  stock (115,088 shares)         1,151        (1,151)        -               -           -            -              -           -

  Cancellation of 870,285
  shares of common stock        (8,703) (180,357,483)        -               -           -            -   (180,366,186)          -

  Reset equity accounts              -  (145,309,403)      243     112,612,583           -   32,696,577              -           -

  Costs of transaction               -      (878,740)        -               -           -            -       (878,740)          -

  Payment on stockholder notes       -             -    50,471               -           -            -         50,471           -

Interest accrued on
stockholder notes                    -             -      (374)              -           -            -           (374)          -

Net loss                             -             -         -      (4,231,648)          -            -     (4,231,648)(4,231,648)

                             ---------- ------------ ----------  -------------- ------------ ------------ ------------ -----------
BALANCE, March 31, 2004
(Successor)                   $  5,493  $110,963,897 $ (92,689)  $   3,651,080  $        -   $        -   $114,527,781 $(4,231,648)
                             ========== ============ ==========  ============== ============ ============ ============ ===========

See notes to consolidated financial statements.

NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------


                                                                Successor                   Predecessor
                                                              -------------- -----------------------------------------
                                                              1 Month Ended  11 Months Ended        Year Ended
                                                                March 31,      February 29,   March 31,     March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                             2004             2004          2003         2002
                                                              -------------- -------------- ------------- ------------
  Net income (loss)                                            $ (4,231,648)   $ 9,428,708  $ 17,779,248 $ 11,155,304
  Adjustments to reconcile net income (loss)
  to net cash flows from operating activities:
    Provision for losses on receivables                             218,205         66,393       451,578    1,629,704
    Depreciation                                                    342,992      2,977,309     2,987,947    3,087,234
    Amortization                                                    779,638     11,048,406     2,263,213    2,463,756
    Original issue debt discount amortization                       403,854              -     6,661,206    6,893,299
    Noncash interest (income) expense from
    derivative financial instruments                                      -         (1,030)     (249,310)     250,340
    (Gain) loss on derivative financial instruments                       -       (169,863)     (190,583)     360,445
    (Gain) loss on disposal of assets                                13,582        408,095        35,428     (482,810)
    Deferred income taxes                                        (1,049,201)     4,110,000     1,269,000     (500,000)
    Changes in operating assets and liabilities,
    net of effect of acquisitions/disposals:
      Receivables                                                (4,242,720)     3,658,110      (175,488)     309,193
      Inventories                                                 5,031,722     (4,791,883)    2,061,981   (6,554,490)
      Recoverable income taxes                                   (1,463,478)    (3,853,002)            -      706,408
      Prepaid expenses and other assets                             (88,681)        83,487      (335,844)     (94,740)
      Other assets                                                 (363,805)      (814,529)     (346,736)    (683,573)
      Accounts payable                                          (11,158,543)    10,418,017     3,927,555    3,436,113
      Accrued employee compensation and benefits                 (1,005,513)      (602,470)    1,731,811    2,398,129
      Accrued interest                                           (4,577,872)     4,637,885       958,573       80,556
      Accrued incentives                                           (213,186)     1,676,607     1,923,255    2,613,734
      Accrued expenses                                              (61,411)       192,125        16,875       96,188
      Income taxes payable                                                -        (89,932)   (3,570,507)   3,684,439
      Deferred revenue                                              153,037        207,391       105,440      153,808
      Other long-term liabilities                                     1,516         14,948        26,971       34,883
                                                              -------------- -------------- ------------- ------------
       Net cash flows from operating activities                 (21,511,512)    38,604,772    37,331,613   31,037,920

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (719,844)    (3,964,662)   (3,707,733)  (2,276,892)
  Payment of March 4, 2004 Transaction
  merger consideration                                         (181,244,926)             -             -            -
  Acquisitions, net of cash acquired                             (1,848,798)    (2,355,486)   (1,389,338)  (6,109,599)
  Proceeds from sale of bookstores                                        -              -             -    1,139,400
  Proceeds from sale of property and equipment and other              2,095          9,676        19,643       49,487
  Software development costs                                        (24,750)      (141,186)     (249,644)    (418,463)
                                                              -------------- -------------- ------------- ------------
      Net cash flows from investing activities                 (183,836,223)    (6,451,658)   (5,327,072)  (7,616,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                      405,009,190     75,000,000             -            -
  Capital contribution                                           28,164,181              -             -            -
  Proceeds from issuance of common stock                                  -              -             -       13,752
  Payment of financing costs                                    (12,099,547)    (3,830,335)      (32,446)           -
  Principal payments on long-term debt                         (235,087,270)   (30,470,840)   (4,476,155) (16,308,445)
  Principal payments on capital lease obligations                   (10,395)      (122,287)     (114,524)    (117,388)
  Proceeds from exercise of stock options                                 -         15,740        52,600            -
  Purchases of treasury stock                                             -    (32,696,577)            -            -
  Increase in restricted cash                                   (27,065,000)             -             -            -
  Proceeds from payment on notes
  receivable from stockholders                                       50,471        208,089       552,089            -

                                                              -------------- -------------- ------------- ------------
      Net cash flows from financing activities                  158,961,630      8,103,790    (4,018,436) (16,412,081)
                                                              -------------- -------------- ------------- ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (46,386,105)    40,256,904    27,986,105    7,009,772

CASH AND CASH EQUIVALENTS, Beginning of period                   79,662,286     39,405,382    11,419,277    4,409,505
                                                              -------------- -------------- ------------- ------------
CASH AND CASH EQUIVALENTS, End of period                       $ 33,276,181   $ 79,662,286  $ 39,405,382 $ 11,419,277
                                                              ============== ============== ============= ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                   $  6,891,827   $ 20,125,528  $ 13,549,099 $ 15,224,920
    Income taxes                                                      9,991      6,466,526    14,533,352    4,062,737
  Noncash investing and financing activities:
    Notes receivable from shareholders recorded
      upon issuance of common stock                            $          -   $          -  $          - $    123,765
    Revaluation of assets and equity in
      March 4, 2004 Transaction                                 334,216,997              -             -            -
    Acquisition of TheCampusHub.com, Inc. through issuance
      of common stock                                                     -      9,722,683             -            -
    Property acquired through capital lease                               -              -       381,509    2,228,972
    Accumulated other comprehensive income (loss):
      Cumulative effect of adoption of SFAS No. 133,
        net of income taxes                                               -              -             -     (602,640)
      Unrealized gains (losses) on interest rate
        swap agreements, net of income taxes                              -        418,631       185,936       (1,927)
      Deferred taxes resulting from accumulated
        other comprehensive income (loss)                                 -        256,145       146,900     (403,045)
    Tax benefit on exercise of stock options                              -         10,000        24,000            -

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A.  NATURE OF OPERATIONS

     NBC Acquisition Corp. (the "Company") was formed for the purpose of acquiring all of the outstanding capital stock of Nebraska Book Company, Inc. ("NBC"), effective September 1, 1995. The Company did not have substantive operations prior to the acquisition of NBC and was acquired by affiliates of Haas Wheat & Partners, L.P. ("HWP") in February, 1998.

     The Company does not conduct significant activities apart from its investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC. References to "the Company" and "NBC" are used interchangeably when discussing such operational matters. NBC participates in the college bookstore industry primarily by providing used textbooks to college bookstore operators, by operating its own college bookstores, by providing distance education products and services, and by providing proprietary college bookstore information systems, consulting services, and other.

        On August 2, 2002, HWH Capital Partners, L.P. and HWH Cornhusker Partners, L.P., affiliates of HWP, along with certain other stockholders of the Company (collectively with HWP, the "Sellers"), sold approximately 33% of the issued and outstanding shares of the Company to certain funds affiliated with Weston Presidio (Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P.). HWP retained a controlling interest in the Company after the sale. This sale is referred to as the "Weston Presidio Transaction." Under the terms of a buy-sell agreement entered into in connection with this sale, Weston Presidio could have required that the Sellers repurchase Weston Presidio's shares of the Company at a price as defined in the buy-sell agreement, unless a majority of the Sellers elected, in the alternative, to sell to Weston Presidio their remaining shares of the Company at a price as defined in the buy-sell agreement.

     As further discussed in Note C, on March 4, 2004, Weston Presidio gained controlling interest in the Company through (i) the formation of two new corporations, NBC Holdings Corp. and New NBC Acquisition Corp.; (ii) a $28.2 million equity investment by Weston Presidio in NBC Holdings Corp., funds for which were ultimately paid to the Company in the form of a capital contribution;
(iii) Weston Presidio's purchase of 36,455 shares of the Company's common stock directly from its holders; (iv) the cancellation of 870,285 shares of the Company's common stock upon payment by the Company of merger consideration of $180.4 million to the shareholders of record for such shares; (v) the exchange of 397,711 shares of the Company's common stock for 512,799 shares of New NBC Acquisition Corp. capital stock in the merger of the two entities with the Company as the surviving entity; and (vi) the exchange of 512,799 shares of the Company's common stock by Weston Presidio and current and former members of NBC management for a like number of shares of NBC Holdings Corp. capital stock. Payment of the $180.4 million of merger consideration was funded through proceeds from the $28.2 million capital contribution, available cash, and proceeds from $405.0 million in new debt financing, of which $261.0 million was utilized to retire certain debt instruments outstanding at March 4, 2004 or to place funds in escrow for untendered debt instruments called for redemption on March 4, 2004 and redeemed on April 3, 2004. There were 549,254 shares of the Company's common stock outstanding at March 31, 2004, of which 532,436 shares were owned by Weston Presidio (495,981 shares through NBC Holdings Corp.) and the remainder were owned by current and former members of management of NBC through NBC Holdings Corp. For ease of presentation, this transaction has been reflected in the accompanying financial statements as if it had occurred on March 1, 2004. Management has determined that no material transactions occurred during the period from March 1, 2004 through March 4, 2004. As a result of this transaction, the Company's results of operations, financial position and cash flow's prior to March 1, 2004 are presented as the "Predecessor." The Company's results of operations, financial position and cash flows thereafter are presented as the "Successor."

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

     REVENUE RECOGNITION: The Company generally recognizes revenue from product sales at the time of shipment, net of estimated product returns. The Company has established a program which, under certain conditions, enables its customers to return product. The effect of this program is estimated utilizing actual historical return experience and amounts are adjusted accordingly. The Company recognizes revenues from the licensing of its software products upon delivery or installation if the Company is contractually obligated to install the software.

     SHIPPING AND HANDLING FEES AND COSTS: Amounts billed to a customer for shipping and handling have been classified as revenues in the consolidated statements of operations and approximated $0.4 million, $5.8 million, $5.4 million, and $4.4 million for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002, respectively. Shipping and handling costs are included in operating expenses in the consolidated statements of operations and approximated $0.7 million, $9.4 million, $9.0 million, and $8.0 million for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002, respectively.

     ADVERTISING: Advertising costs are expensed as incurred and approximated $0.2 million, $4.0 million, $3.2 million, and $2.7 million for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003and 2002, respectively.

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

     RESTRICTED CASH: Included in restricted cash at March 31, 2004 is $27.1 million representing amounts held in escrow to be utilized to fund the redemption on April 3, 2004 of untendered principal balances and related accrued interest and call premiums thereon under the $110.0 million senior subordinated notes and $76.0 million senior discount debentures, as further discussed in Note C.

     INVENTORIES: Inventories are stated at the lower of cost or market. Inventories for the Textbook Division are determined on the weighted-average cost method. The Company's Bookstore Division values new textbook and non-textbook inventories using the retail inventory method. Other inventories are determined on the first-in, first-out cost method.

     PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is determined using the straight-line method. The majority of property and equipment have useful lives of one to seven years, with the exception of buildings which are depreciated over 39 years and leasehold improvements which are depreciated over the remaining life of the corresponding lease.

     GOODWILL: Goodwill as of March 31, 2004 arose as a result of the March 4, 2004 Transaction described in Note C and the acquisition of bookstore operations subsequent thereto. Prior to March 4, 2004, goodwill was attributable to the acquisition of 100% of the stock of NBC effective September 1, 1995 and the acquisition of various bookstore operations and other businesses. Goodwill is not amortized but rather tested at least annually for impairment. The test for impairment of goodwill is a two-step process that identifies potential impairment and then measures the amount of such impairment to be recorded in the consolidated financial statements. There were no impairment losses recognized during fiscal 2004.

     IDENTIFIABLE INTANGIBLES - CUSTOMER RELATIONSHIPS: The identifiable intangible asset for customer relationships is attributable to the non-contractual long-term relationships the Company has established over the years with customers in its Textbook and Complementary Services Divisions. This identifiable intangible is amortized on a straight-line basis over an estimated useful life of 20 years. There were no impairment losses recognized during fiscal 2004.

     IDENTIFIABLE INTANGIBLES - TRADENAMES: The identifiable intangible asset for tradenames relates to the trademark owned on the name "Nebraska Book Company" and the corresponding logo. This identifiable intangible has an indefinite useful life; and, thus, is not amortized but rather tested at least annually for impairment. The test for impairment of identifiable intangibles with indefinite useful lives consists of comparing the fair value of the identifiable intangible with its carrying amount, recognizing any excess carrying value as an impairment loss. There were no impairment losses recognized during fiscal 2004.

     IDENTIFIABLE INTANGIBLES - DEVELOPED TECHNOLOGY: The Company's primary activities regarding the internal development of software revolve around its proprietary college bookstore information systems (PRISM and WinPRISM) and E-commerce technology (WebPRISM), which are utilized by the Company's Bookstore Division and also marketed to the general public. As this software developed internally is intended for both internal use and sale to external customers, the Company adheres to the guidance in Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED as required by Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE.

     Development costs included in the research and development of new software products and enhancements to existing software products associated with the Company's proprietary college bookstore information systems and E-commerce technology are expensed as incurred until technological feasibility has been established. After technological feasibility is established, additional development costs are capitalized and amortized on a straight-line basis over the lesser of six years or the economic life of the related product. Recoverability of such capitalized costs is evaluated based upon estimates of future undiscounted cash flows. There were no impairment losses recognized during fiscal 2004. Amortization of the capitalized costs associated with such functionalities totaled $0.2 million, $1.0 million, $0.4 million, and $0.3 million for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002, respectively.

     IDENTIFIABLE INTANGIBLES - COVENANTS NOT TO COMPETE: The identifiable intangible asset for covenants not to compete represents the value assigned to such agreements, which are typically entered into with the owners of college bookstores acquired by the Company. This identifiable intangible is amortized on a straight-line basis over the term of the agreement, which generally is 3 years.

     DEBT ISSUE COSTS: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt. Accumulated amortization of such costs as of March 31, 2004 and 2003 was approximately $0.1 million and $8.8 million, respectively. Debt issue costs related to retired debt were written off to interest expense in connection with the December 10, 2003 debt refinancing and the March 4, 2004 Transaction and totaled $0.5 million and $7.8 million, respectively.

     In April, 2002 the Financial Accounting Standards Board issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS. In part, this standard rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The Company early-adopted this standard in fiscal 2002, recording the write-off of approximately $0.3 million in unamortized debt issue costs related to a $10.0 million optional prepayment of the term loans as additional interest expense.

     DERIVATIVE FINANCIAL INSTRUMENTS: Interest rate swap agreements were utilized in the past by the Company to reduce exposure to fluctuations in the interest rates on NBC's variable rate debt through July 31, 2003. Such agreements were recorded in the consolidated balance sheet at fair value. Changes in the fair value of the agreements were recorded in earnings or other comprehensive income (loss), based on whether the agreements were designated as part of the hedge transaction and whether the agreements were effective in offsetting the change in the value of the interest payments attributable to NBC`s variable rate debt.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of March 31, 2004 and 2003, because of the relatively short maturity of these instruments. The fair value of long-term debt, including the current maturities, was approximately $435.2 million and $215.6 million as of March 31, 2004 and 2003, respectively, as determined by quoted market values and prevailing interest rates for similar debt issues. The fair value of the interest rate swap agreements (see Note J) approximated $(0.8) million as of March 31, 2003 using quotes from brokers and represented the Company's loss on settlement if the existing agreements had been settled on that date.

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

                                           Successor                   Predecessor
                                        --------------- -------------------------------------------
                                                                                Fiscal
                                        1 Month Ended   11 Months Ended       Year Ended
                                          March 31,      February 29,    March 31,     March 31,
                                             2004            2004           2003          2002
                                        --------------- --------------- ------------- -------------
Net income (loss), as reported            $ (4,231,648)    $ 9,428,708   $17,779,248   $11,155,304

Add:  Stock-based employee compensation
expense included in reported net income,
net of related tax effects                           -       4,358,364             -             -

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects                   -      (4,455,453)      (92,382)      (51,344)
                                        --------------- --------------- ------------- -------------
Pro forma net income (loss)               $ (4,231,648)    $ 9,331,619   $17,686,866   $11,103,960
                                        =============== =============== ============= =============

Earnings (loss) per share:
Basic - as reported                       $      (7.70)    $      7.45   $     14.07   $      8.83
Basic - pro forma                                (7.70)           7.38         14.00          8.79
Diluted - as reported                            (7.70)           7.30         13.88          8.83
Diluted - pro forma                              (7.70)           7.14         13.70          8.79

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

    COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) includes net income and other comprehensive income (losses). For the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002, other comprehensive income (losses) consisted of the cumulative effect of adoption of SFAS No. 133 and unrealized gains (losses) on interest rate swap agreements, net of taxes.

    RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the fiscal 2004 presentation.

    ACCOUNTING STANDARDS NOT YET ADOPTED: In January, 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46") and later revised FIN 46 in December, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 become effective on varying dates. As these provisions become effective and are adopted, they have not and are not expected to have a significant impact on the Company's consolidated financial statements.

    In May, 2003 the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain provisions that have been deferred. Adoption of SFAS No. 150 had no impact and is not expected to have a significant impact on the Company's consolidated financial statements.

C.  BUSINESS COMBINATION

    On March 4, 2004, Weston Presidio acquired the controlling interest in the Company through a series of steps which resulted in Weston Presidio owning a substantial majority of the Company's common stock. The transaction was accomplished pursuant to, among other instruments, an Agreement & Plan of Merger and a Stock Purchase Agreement dated February 18, 2004. The series of related steps underlying this transaction included the following:

    (1) NBC refinanced its existing $125.0 million senior credit facility with a $230.0 million senior credit facility (the "Senior Credit Facility") comprised of an $180.0 million term loan (the "Term Loan") which matures on March 4, 2011 and was drawn in full in connection with the consummation of the transaction, and a $50.0 million revolving credit facility (the "Revolving Credit Facility") which matures on March 4, 2009 and was not drawn upon at the consummation of the transaction.

    (2) NBC completed a private placement of $175.0 million principal amount of 8.625% senior subordinated notes (the "Senior Subordinated Notes") which mature on March 15, 2012. On April 27, 2004, NBC filed a Form S-4 Registration Statement with the Securities and Exchange Commission for the purpose of registering debt securities to be issued in exchange for the Senior Subordinated Notes. Such Registration Statement was declared effective by the Securities and Exchange Commission on May 7, 2004. All notes were tendered in the offer to exchange that was completed on June 8, 2004. The terms of the securities issued in the exchange offer are identical to those in effect at March 31, 2004.

    (3) The Company completed a private placement of $77.0 million principal amount of 11.0% senior discount notes (the "Senior Discount Notes") which mature on March 15, 2013. The Senior Discount Notes were issued at a discount of $27.0 million and will become fully-accreted on March 15, 2008, at which point semi-annual cash interest payments begin to accrue and are payable beginning September 15, 2008. On April 27, 2004, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission for the purpose of registering debt securities to be issued in exchange for the Senior Discount Notes. Such Registration Statement was declared effective by the Securities and Exchange Commission on May 7, 2004. All notes were tendered in the offer to exchange that was completed on June 8, 2004. The terms of the securities issued in the exchange offer are identical to those in effect at March 31, 2004.

    (4) NBC completed a cash tender offer for, and partial redemption of, its $110.0 million principal amount of outstanding 8.75% senior subordinated notes. Untendered notes which totaled $15.4 million were called for redemption on March 4, 2004 and redeemed on April 3, 2004. Funds totaling $16.1 million, including accrued interest and call premiums on such indebtedness, were held in escrow as of March 31, 2004, pending the April 3, 2004 redemption. Such escrowed funds are included in "restricted cash" in the consolidated balance sheet.

    (5) The Company completed a cash tender offer for, and partial redemption of, its $76.0 million principal amount of outstanding 10.75% senior discount debentures. Untendered debentures which totaled $10.5 million were called for redemption on March 4, 2004 and redeemed on April 3, 2004. Funds totaling $11.0 million, including accrued interest and call premiums on such indebtedness, were held in escrow as of March 31, 2004, pending the April 3, 2004 redemption. Such escrowed funds are included in "restricted cash" in the consolidated balance sheet.

    (6) Weston Presidio made an initial equity investment of $28.2 million in NBC Holdings Corp., funds for which were ultimately paid to the Company in the form of a capital contribution.

    (7) Weston Presidio purchased 36,455 shares of the Company's common stock directly from its holders for $8.4 million.

    (8) 870,285 shares of the Company's common stock were cancelled upon the Company's payment of $180.4 million in merger consideration to the holders of such shares.

    (9) 397,711 shares of NBC Acquisition Corp. Class A Common Stock were exchanged for 512,799 shares of capital stock of New NBC Acquisition Corp., a new corporation formed by Weston Presidio, in the merger of the two entities with the Company as the surviving entity.

   (10) Weston Presidio and current and former members of NBC management contributed 495,981 shares and 16,818 shares, respectively, of the Company's common stock to NBC Holdings Corp. in exchange for a like number of shares of NBC Holdings Corp. capital stock.

   (11) Options to acquire 49,778 shares of the Company's common stock held by members of NBC management were exchanged for options to acquire a like number of shares of NBC Holdings Corp. capital stock.

   (12) NBC declared and paid dividends of $184.3 million to the Company to help finance the transaction.

     Throughout this Annual Report, we generally refer to all of the above steps and transactions that comprise this entire transaction, collectively, as the "March 4, 2004 Transaction". The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to the Company and NBC as of the date of the transaction. The March 4, 2004 Transaction was accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No.141, BUSINESS COMBINATIONS and EITF 88-16, BASIS IN LEVERAGED BUYOUT TRANSACTIONS. Accordingly, the Company was revalued at the time of the March 4, 2004 Transaction to fair value to the extent of the majority stockholder's (Weston Presidio's) 96.9% controlling interest in the Company. The remaining 3.1% is accounted for at the continuing stockholders' (current and former members of NBC management) carryover basis in the Company. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of Weston Presidio's 96.9% ownership of outstanding common stock. Fair value was determined in part using an independent third-party appraisal.

    The following table summarizes the purchase price allocation of the March 4, 2004 Transaction:

Purchase Price:
  Net debt issued in transaction                            $144,009,190

  Contribution of existing equity:
    Weston Presidio                                           74,484,204
    Current and former members of management                     653,610

  Capital contribution from NBC Holdings Corp.                28,164,181

  Purchase of 36,455 shares by Weston Presidio
  directly from shareholders                                   8,435,958

  Net cash paid by Company                                     8,192,816

  Fair value of NBC Holdings Corp. options granted             7,850,118
                                                          --------------
    Total Purchase Price                                                 $271,790,077

Net Book Value of Tangible Assets Acquired
  and Liabilities Assumed                                                  97,865,603
                                                                        --------------
Excess Purchase Price                                                    $369,655,680
                                                                        ==============
Allocation of Excess Purchase Price:

  Goodwill                                                               $267,114,671

  Identifiable Intangibles:

    Customer relationships                                  $114,830,000
    Tradename                                                 31,320,000
    Developed technology                                      11,449,000  157,599,000
                                                          --------------
Property and Equipment                                                      7,098,009

Deferred Tax Liability                                                    (62,156,000)
                                                                        --------------
                                                                         $369,655,680
                                                                        ==============

    The Company incurred $26.2 million in costs associated with the March 4, 2004 Transaction and wrote off $7.8 million of debt issue costs associated with debt retired to interest expense. Of the $26.2 million of costs incurred, $12.1 million was capitalized as debt issue costs, $7.3 million of stock-based compensation and related payroll taxes was recorded in conjunction with 40,668 options to purchase shares of NBC Acquisition Corp. Class A Common Stock which were converted into the right to receive cash payment, $5.9 million of call premiums paid on the debt retired was recorded as interest expense, and $0.9 million was recorded as an offset to additional paid-in capital.


    The following unaudited pro forma financial information was prepared as if the March 4, 2004 Transaction had occurred at the beginning of each of the periods presented:

                              Successor              Predecessor
                           --------------- ----------------------------------
                                 One            Eleven
                             Month Ended     Months Ended       Year Ended
                            March 31, 2004 February 29, 2004  March 31, 2003
                           --------------- ----------------- ----------------
Revenues, net of returns     $ 13,317,394     $ 385,363,674    $ 370,509,849
Net income (loss)              (4,033,559)       13,275,765        7,287,928
Earnings (loss) per share:
  Basic                             (7.34)            24.17            13.27
  Diluted                           (7.34)            23.66            12.99

    These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for depreciation and amortization arising from the step-up in basis of assets in the March 4, 2004 Transaction, interest expense on debt issued in connection with the March 4, 2004 Transaction, and the related income tax adjustments. These adjustments were tax effected using the Company's effective tax rates of 37.2%, 41.2%, and 40.8% for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively. The pro forma information is not necessarily indicative of the results that would have occurred had the March 4, 2004 Transaction occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

D.  RECEIVABLES

    Receivables are summarized as follows:

                                                        March 31,
                                              ----------------------------
                                                   2004            2003
                                              ------------     -----------
   Trade receivables, less allowance for
   doubtful accounts of $510,839 and
   $442,942 at March 31, 2004 and 2003,        $15,326,208     $13,792,759
   respectively
   Receivables from book publishers for          9,164,926      10,351,717
   returns
   Advances for book buy-backs                   4,068,709       2,294,455
   Computer  finance  agreements,   current        655,649         445,393
   portion
   Related party receivables                             -         348,386
   Other                                         1,197,098       1,852,619
                                               -----------     -----------
                                               $30,412,590     $29,085,329
                                               ===========     ===========

   Trade receivables include the effect of estimated product returns. The amount of estimated product returns at March 31, 2004 and 2003 was approximately $5.3 million and $6.0 million, respectively.

E.  INVENTORIES

    Inventories are summarized as follows:

                                                     March 31,
                                           ----------------------------
                                               2004              2003
                                           -----------      -----------
   Textbook Division                       $31,247,606      $28,908,121
   Bookstore Division                       35,313,780       31,986,260
   Complementary Services Division           3,577,836        7,420,971
                                           -----------      -----------
                                           $70,139,222      $68,315,352
                                           ===========      ===========

    Textbook Division inventories include the effect of estimated product returns. The amount of estimated product returns at March 31, 2004 and 2003 was approximately $2.5 million and $2.7 million, respectively.

    General and administrative costs associated with the storage and handling of inventory totaled approximately $7.3 million and $7.4 million for the years ended March 31, 2004 and 2003 , respectively, of which approximately $2.0 million and $2.1 million was capitalized into inventory at March 31, 2004 and 2003, respectively.

F.  PROPERTY AND EQUIPMENT

    A summary of the cost of property and equipment follows:

                                                   March 31,
                                         -------------------------------
                                              2004            2003
                                         ---------------  --------------
Land                                       $  3,565,382     $ 2,408,999
Buildings and improvements                   16,236,634      17,394,396
Leasehold improvements                        6,687,660       7,134,396
Furniture and fixtures                        4,684,992       7,060,829
Information systems                           3,638,204      11,514,821
Automobiles and trucks                          178,938         337,957
Machinery                                       298,422         564,468
Projects in process                           1,185,860         483,246
                                         ---------------  --------------
                                             36,476,092      46,899,112
Less:  Accumulated
depreciation & amortization                    (342,836)    (19,232,742)
                                         ---------------  --------------
                                           $ 36,133,256    $ 27,666,370
                                         ===============  ==============

G.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES

    As discussed in detail in Note C, on March 4, 2004 Weston Presidio acquired the controlling interest in the Company through a series of steps which resulted in Weston Presidio owning a substantial majority of the Company's common stock. The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to the Company and NBC as of the date of the transaction. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair values, as described in Note C and as determined in part using an independent third-party appraisal. The allocation of the excess purchase price included establishing identifiable intangibles for customer relationships of $114.8 million and tradename of $31.3 million; adjusting the carrying value of developed technology at March 4, 2004 to a fair value of $11.4 million; and adjusting the carrying value of goodwill at March 4, 2004 to a fair value of $267.1 million, of which $25.3 million is deductible for income tax purposes. The weighted-average amortization period for identifiable intangibles subject to amortization is 18.7 years, including 20 years for customer relationships and 6 years for developed technology.

    During the fiscal year ended March 31, 2004, NBC acquired nine college bookstore locations in seven separate transactions, none of which was material to the Company's consolidated financial statements. In May of 2003, NBC acquired certain assets of a privately owned bookstore serving Marshall University. Also in May of 2003, NBC acquired certain assets of an institutional ("contract-managed") bookstore location serving Wayne State College. In June of 2003, NBC acquired certain assets of an institutional ("contract-managed") bookstore with three locations serving Michigan State University. In July of 2003, NBC acquired certain assets of a privately owned bookstore serving Mesa Community College. In September of 2003, NBC acquired certain assets of an institutional ("contract-managed") bookstore location serving Western International University. In November of 2003, NBC acquired certain assets of an institutional ("contract-managed") bookstore location serving East Tennessee State University. In March of 2004, NBC acquired certain assets of a privately owned bookstore serving the University of Toledo. The total purchase price, net of cash acquired, of such acquisitions was approximately $3.9 million, of which approximately $0.2 million was assigned to a covenant not to compete with an amortization period of three years and approximately $1.5 million was assigned to tax-deductible goodwill.

    On July 1, 2003, NBC acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. ("Campus Hub"). CampusHub is no longer separately incorporated and is instead accounted for as a division within the Complementary Services Division segment. Each share of TheCampusHub.com, Inc. common stock issued and outstanding was converted into shares of NBC Acquisition Corp. Class A Common Stock, resulting in the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock. CampusHub provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by NBC. TheCampusHub.com, Inc. had 1,300,099 shares of issued and outstanding common stock at the time of acquisition, of which 650,000 shares were owned by HWP, 650,000 shares were owned by an unrelated third party, and 99 shares were owned by three NBC employees. This business combination was accounted for by NBC in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.7 million was assigned to non-deductible goodwill.

    The changes in the carrying amount of goodwill for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, in total and by reportable segment, are as follows:

                                                 Complementary
                                   Bookstore       Services        Corporate
                                    Division       Division      Administration      Total
                                 --------------- -------------- --------------- --------------
Balance, April 1, 2002             $ 13,020,761     $         -    $ 16,770,574   $ 29,791,335

Additions to goodwill:
  Bookstore acquisitions                681,488               -               -        681,488

                                 --------------- ---------------  --------------  -------------
Balance, March 31, 2003              13,702,249               -      16,770,574     30,472,823

Additions to goodwill:
  Bookstore acquisitions                 11,373               -               -         11,373

  Acquisition of
  TheCampusHub.com, Inc.                      -       3,604,375               -      3,604,375

                                 --------------- ---------------  --------------  -------------
Balance, February 29, 2004           13,713,622       3,604,375      16,770,574     34,088,571

Additions to goodwill:
Purchase accounting adjustment -
TheCampusHub.com, Inc.                        -         100,856               -        100,856

March 4, 2004 Transaction           (13,713,622)     (3,705,231)    250,344,097    232,925,244

Bookstore acquisitions                1,532,260               -               -      1,532,260

                                 --------------- ---------------  --------------  -------------
Balance, March 31, 2004            $  1,532,260     $         -    $267,114,671   $268,646,931
                                 =============== ===============  ==============  =============

    Goodwill assigned to corporate administration represents the goodwill arising out of the March 4, 2004 Transaction, as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of March 31, 2004 and 2003:

                                           March 31, 2004
                             -----------------------------------------------
                                 Gross                             Net
                                Carrying       Accumulated      Carrying
                                 Amount       Amortization       Amount
                             --------------- --------------- ---------------
 Customer relationships       $ 114,830,000    $   (478,060)  $ 114,351,940
 Developed technology            11,473,750        (159,006)     11,314,744
 Covenants not to compete           689,333        (170,385)        518,948
                             --------------- --------------- ---------------
                              $ 126,993,083    $   (807,451)  $ 126,185,632
                             =============== =============== ===============

                                             March 31, 2003
                             -----------------------------------------------
                                  Gross                             Net
                                Carrying       Accumulated      Carrying
                                 Amount       Amortization       Amount
                             --------------- --------------- ---------------
 Developed technology         $   1,868,497    $   (756,851)  $   1,111,646
 Covenants not to compete           847,333        (608,319)        239,014
                             --------------- --------------- ---------------
                              $   2,715,830    $ (1,365,170)  $   1,350,660
                             =============== =============== ===============

    Information regarding aggregate amortization expense for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                     Amortization
                                                        Expense
                                                     --------------

One month ended March 31, 2004 (Successor)            $  648,289
Eleven months ended February 29, 2004 (Predecessor)    1,154,502
Year ended March 31, 2003 (Predecessor)                  635,524
Year ended March 31, 2002 (Predecessor)                  495,939

Estimated amortization expense for the
fiscal years ending March 31:
  2005                                                $ 7,801,747
  2006                                                  7,743,519
  2007                                                  7,729,246
  2008                                                  7,676,688
  2009                                                  7,676,688

     Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

H.  LONG-TERM DEBT

    Details regarding each of the instruments of indebtedness of the Company are provided in the following table:


                                                                                           March 31,
                                                                                ---------------------------------
                                                                                     2004              2003
                                                                                --------------- -----------------
Term Loan due March 4, 2011, principal and interest payments due quarterly, interest accrues at a floating rate based on Eurodollar rate plus an applicable
margin percent (3.84% at March 31, 2004)                                           $180,000,000  $           -

Senior Subordinated Notes, unsecured, principal due on March 15, 2012, interest payments accrue at a fixed rate of 8.625% and are payable semi-annually on
March 15 and September 15 beginning September 15, 2004                              175,000,000              -

Senior Discount Notes, unsecured, net of a discount of $26,586,956 at March 31,
2004, principal due on March 15, 2013, interest accretes at a rate of 11.0% to a face amount of $77.0 million on March 15, 2008, interest payments accrue beginning March 15, 2008 at a fixed rate of 11.0% and are payable semi-annually
on March 15 and September 15 beginning September 15, 2008                            50,413,044              -

Senior subordinated notes, unsecured, principal due on February 15, 2008, interest payments accrue at a fixed rate of 8.75% and are payable semi-annually
on February 15 and August 15, tendered or called for redemption on March 4, 2004     15,410,000    110,000,000

Senior discount debentures, unsecured, principal due on February 15, 2009, interest payments accrue at a fixed rate of 10.75% and are payable semi-annually on February 15 and August 15 beginning August 15, 2003, tendered or called for
redemption on March 4, 2004                                                          10,505,000     76,000,000

Mortgage note payable with an insurance company assumed with the acquisition of a bookstore facility, due December 1, 2013, monthly payments of $6,446 including
interest at 10.75%                                                                      463,880        489,830

Tranche A loan, due March 31, 2004, principal and interest payments due quarterly, interest accrues at a floating rate based on Eurodollar rate plus an applicable margin percent (2.76% at March 31, 2003), refinanced on
December 10, 2003                                                                             -      6,642,873

Tranche B loan, due March 31, 2006, principal and interest payments due quarterly, interest accrues at a floating rate based on Eurodollar rate plus an applicable margin percent (3.76% at March 31, 2003), refinanced on
December 10, 2003                                                                             -     23,804,287
                                                                                 --------------- --------------
                                                                                    431,791,924    216,936,990
Less current maturities of long-term debt                                           (27,743,881)   (19,181,277)
                                                                                 --------------- --------------
Long-term debt                                                                     $404,048,043   $197,755,713
                                                                                 =============== ==============

    Indebtedness at March 31, 2004 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to NBC through a syndicate of lenders, consisting of an $180.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes") issued by NBC; and $77.0 million of 11.0% senior discount notes (the "Senior Discount Notes") issued at a discount of $27.0 million, all of which are dated March 4, 2004. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at March 31, 2004 was approximately $38.5 million. The Revolving Credit Facility was unused at March 31, 2004.

    The interest rate on the Senior Credit Facility is prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.75%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The average borrowings under the Revolving Credit Facility for the years ended March 31, 2003 and 2002 were approximately $1.7 million and $9.8 million at an average rate of 4.8% and 5.5%, respectively.

    The Senior Credit Facility is collateralized by substantially all of the Company's assets. The Senior Credit Facility also stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently amended and restated on March 4, 2004, shall be applied towards prepayment of the Term Loan. An excess cash flow payment of $14.3 million was made in September, 2003 and applied towards the then-existing Tranche A and B loans in accordance with the Credit Agreement. As a result of the amendment and restatement of the Credit Agreement on March 4, 2004, the next excess cash flow measurement date will be March 31, 2005.

    The Senior Credit Facility requires NBC to maintain certain financial ratios and contains a number of other covenants that among other things, restrict the ability to incur additional indebtedness, dispose of assets, make capital expenditures, make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by the Company.

    The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012. The Senior Discount Notes accrete in value at the rate of 11.0% compounded semi-annually through March 15, 2008, with semi-annual cash interest payments commencing September 15, 2008.

    The indenture governing the Senior Discount Notes restricts the ability of the Company and its restricted subsidiaries (as defined in the indenture) to pay dividends or make other restricted payments (as defined in the indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of NBC and its restricted subsidiaries (as defined in the indenture) to pay dividends or make other restricted payments (as defined in the indenture) to their respective stockholders.

    Two significant events occurred during fiscal 2004 which impacted long-term indebtedness. On December 10, 2003, NBC's bank-administered senior credit facility provided through a syndicate of lenders was amended and restated to finance the Company's purchase of 116,786 shares of its common stock and 838 options outstanding to purchase shares of its common stock and to refinance the remaining indebtedness under the then-existing senior credit facility. The amended and restated senior credit facility consisted of a $75.0 million term loan and a $50.0 million revolving credit facility. Tranche A and Tranche B loans existing under the senior credit facility refinanced on December 10, 2003 totaled $13.4 million.

    The second significant event was the March 4, 2004 Transaction (see Notes A and C) which resulted in the retirement of indebtedness underlying the senior credit facility and the issuance of an $180.0 million Term Loan described above; the tendering or calling for redemption of the $110.0 million of senior subordinated notes and the issuance of $175.0 million of Senior Subordinated Notes described above; and the tendering or calling for redemption of the $76.0 million of senior discount debentures and the issuance of $77.0 million of Senior Discount Notes (discounted to $50.0 million) described above. Of the $110.0 million of senior subordinated notes and $76.0 million of senior discount debentures outstanding at the time of the March 4, 2004 Transaction, $15.4 million and $10.5 million, respectively, were not tendered by the bondholders and thus were not redeemed on March 4, 2004. Instead, the non-tendered notes were called for redemption by NBC and the Company on March 4, 2004 and redeemed on April 3, 2004, in accordance with the indentures. Restricted amounts held in escrow at March 31, 2004 to fund the April 3, 2004 redemption totaled $27.1 million, including accrued interest and call premiums on such indebtedness, and are included in "restricted cash" in the consolidated balance sheet.

    On April 27, 2004, NBC and the Company filed Form S-4 Registration Statements with the Securities and Exchange Commission for purposes of registering debt securities to be issued in exchange for the Senior Subordinated Notes and Senior Discount Notes. Such Registration Statements were declared effective by the Securities and Exchange Commission on May 7, 2004. All notes were tendered in the offers to exchange that were completed on June 8, 2004. The terms of the securities issued in the exchange offers are identical to those in effect at March 31, 2004.

    At March 31, 2004, the aggregate maturities of long-term debt (including principal amounts payable relating to indebtedness called for redemption on March 4, 2004 and redeemed on April 3, 2004) for the next five years were as follows:


         Fiscal
          Year
        ---------

          2005     $ 27,743,881
          2006        1,832,144
          2007        1,835,774
          2008        1,839,816
          2009        1,844,313


I.  LEASES AND OTHER COMMITMENTS

    In conjunction with two bookstores acquired in June of 2001 and one bookstore acquired in March of 2003, NBC entered into bookstore facility leases that qualified as capital leases. Such leases expire at various dates through fiscal 2013 and contain options to renew for periods of up to ten years. Capitalized leased property included in property and equipment was approximately $1.9 million at March 31, 2004, net of accumulated depreciation.

    The Company leases bookstore facilities and data processing equipment under noncancelable operating leases expiring at various dates through fiscal 2016, many of which contain options to renew for periods of up to ten years. Certain of the leases are based on a percentage of sales, ranging from 3.0% to 10.0%.

    Future minimum capital lease payments and aggregate minimum lease payments under noncancelable operating leases for the years ending March 31 are as follows:

                                          Capital     Operating
   Year                                   Leases        Leases
   ----                                -----------   ------------
   2005                                $   424,791   $ 9,762,000
   2006                                    454,947     9,395,000
   2007                                    477,392     8,299,000
   2008                                    480,895     6,824,000
   2009                                    480,891     4,450,000
   Thereafter                            1,148,604    10,706,000
                                       ------------  ------------
   Total minimum lease payments          3,467,520   $49,436,000
   Amount representing interest                      ============
     at 11.5%                           (1,161,936)
                                       ------------
   Present value of minimum lease
     payments                            2,305,584
   Obligations due within one year        (167,433)
                                       ------------

   Long-term obligations               $ 2,138,151
                                       ============

    Total rent expense for the one month ended March 31, 2004, the eleven months ended February 29, 2004 and the years ended March 31, 2003 and 2002 was approximately $1.0 million, $12.9 million, $11.5 million, and $10.6 million, respectively. Percentage rent expense for the one month ended March 31, 2004, the eleven months ended February 29, 2004 and the years ended March 31, 2003 and 2002 was approximately $0.3 million, $3.5 million, $3.0 million, and $2.5 million, respectively.

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

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC had separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate term debt was converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the then-existing credit agreement). Such agreements expired on July 31, 2003. Notional amounts under the agreements were reduced periodically by amounts equal to the originally-scheduled principal payments on the term debt. General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                                             March 31,
                                                        2004          2003
                                                    ------------- --------------
Total indebtedness outstanding                      $ 434,097,508  $ 219,367,276

Term debt subject to Eurodollar fluctuations          180,000,000     30,447,160

Notional amounts under swap agreements                          -     38,100,000

Fixed interest rate indebtedness                      254,097,508    188,920,116

Variable interest rate, including applicable margin:
  Term Debt - Term Loan                                      3.84%            -
  Term Debt - Tranche A Loans                                   -          2.76%
  Term Debt - Tranche B Loans                                   -          3.76%

    The interest rate swap agreements qualified as cash flow hedge instruments if the following criteria were met:

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

    Under hedge accounting, the interest rate swap agreements were reflected at fair value in the Company's consolidated balance sheet (as "accounts payable" in fiscal 2003) and the related gains or losses on these agreements were generally recorded in stockholders' equity, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive loss were reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged were recognized in earnings. Except as described below, the net effect of this accounting on the Company's consolidated results of operations was that interest expense on the term debt was generally recorded based on fixed interest rates until the interest rate swap agreements expired on July 31, 2003. The fair value of the interest rate swap agreements reflected as a liability at March 31, 2003 totaled $0.8 million.

    As a result of a $10.0 million optional prepayment of term debt on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlated with remaining principal balances due under the term debt. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the term debt represented the portion of the agreements that no longer qualified for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualified for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the term debt. The fair value allocated to the portion of the interest rate swap agreements that no longer qualified for hedge accounting was immediately recognized in the Company's consolidated results of operations as a loss on derivative financial instruments and totaled approximately $(0.4) million. Changes in the fair value of this portion of the interest rate swap agreements, along with the proportionate share of actual net cash settlements attributable to this portion of the agreements, were also recognized as a gain (loss) on derivative financial instruments in the consolidated statements of operations and totaled $0.1 million for the eleven months ended February 29, 2004 and $(0.2) million for the year ended March 31, 2003.

    Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002:

                                          Successor                 Predecessor
                                        ------------- ------------------------------------------
                                        1 Month Ended 11 Months Ended  Year Ended    Year Ended
                                          March 31,     February 29,    March 31,    March 31,
                                             2004           2004          2003          2002
                                        ------------- --------------- ------------- ------------
Increase (decrease) in fair value of
swap agreements designated as hedges       $       -      $ 675,806     $ 582,146    $ (253,552)

Interest income (expense) recorded
due to hedge ineffectiveness                       -          1,030       249,310      (250,340)


    Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest expense from derivative financial instruments", "gain or loss on derivative financial instruments", or as noncash investing and financing activities.

K.  NOTES RECEIVABLE FROM STOCKHOLDERS

    Notes receivable from stockholders reflected as a component of stockholders' equity (deficit) pertain to notes obtained from certain NBC executive officers in conjunction with certain issuances of the Company's common stock. All of these notes except one were repaid during fiscal 2004. The remaining note matures in January, 2009, is payable at maturity, and bears interest at 5.25%.

L.  INCOME TAXES

    The provision (benefit) for income taxes consists of:

                    Successor                     Predecessor
                  -------------- ---------------------------------------------
                  1 Month Ended  11 Months Ended        Year Ended
                    March 31,     February 29,     March 31,     March 31,
                      2004            2004           2003           2002
                  -------------- --------------- ------------- ---------------
Current:
  Federal          $ (1,170,353)   $ 1,170,353    $ 8,801,085     $ 6,791,179
  State                (283,134)     1,328,239      2,161,760       1,662,405
Deferred             (1,049,201)     4,110,000      1,269,000        (500,000)
                  -------------- --------------- ------------- ---------------
                   $ (2,502,688)   $ 6,608,592    $12,231,845     $ 7,953,584
                  ============== =============== ============= ===============

    The following represents a reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the Federal income tax rate to income (loss) before income taxes:

                               Successor                Predecessor
                             ------------- -------------------------------------
                             1 Month Ended 11 Months Ended     Year Ended
                               March 31,    February 29,    March 31,  March 31,
                                 2004           2004          2003       2002
                             ------------- --------------- ---------- ----------
Statutory rate                   (35.0)%       35.0%          35.0%      35.0%
State income tax effect           (2.7)         5.4            5.1        5.5
Change in estimate of income
tax liabilities                      -            -            0.3        0.5
Other                              0.5          0.8            0.4        0.6
                                -------       ------          -----      -----
                                 (37.2)%       41.2%          40.8%      41.6%
                                =======       ======          =====      =====


    The components of the deferred tax assets (liabilities) consist of the following:

                                               March 31,
                                      ---------------------------
                                           2004           2003
                                      ------------    -----------
   Deferred income tax assets
   (liabilities), current:
     Vacation accruals                $    514,414     $  495,160
     Inventory                             138,286        110,913
     Allowance for doubtful accounts       193,914        168,141
     Product returns                     1,093,492      1,238,155
     Incentive programs                  2,457,369      1,991,821
     NOL carryforward                    1,882,419              -
     Other                                (177,879)      (142,258)
                                      -------------    -----------
                                         6,102,015      3,861,932
                                      -------------    -----------
   Deferred income tax assets
   (liabilities), noncurrent:
     Deferred compensation agreements      120,442        114,192
     Interest on Senior Discount Note      150,237              -
     Goodwill amortization                (471,752)       692,739
     Covenant not to compete             1,197,689      1,309,811
     Unrealized losses on derivatives            -        321,016
     Identifiable intangibles          (59,262,150)             -
     Fixed assets                       (3,433,973)      (423,383)
                                      -------------    -----------
                                       (61,699,507)     2,014,375
                                      -------------    -----------
                                      $(55,597,492)    $5,876,307
                                      =============    ===========

    The non-current portion of deferred tax assets (liabilities) is classified in other assets at March 31, 2003.

M.  RETIREMENT PLAN

    The Company's subsidiary participates in and sponsors a 401(k) compensation deferral plan. The plan covers substantially all employees. The plan provisions include employee contributions based on a percentage of compensation along with a sponsor base contribution in addition to a limited matching feature. The sponsor contributions for the one month ended March 31, 2004, the eleven months ended February 29, 2004 and the years ended March 31, 2003 and 2002 were $1,417, $1.0 million, $1.0 million, and $0.9 million, respectively.

N. DEFERRED COMPENSATION

    The Company has a non-qualified deferred compensation plan for selected employees. This plan allows participants to voluntarily elect to defer portions of their current compensation. The amounts can be distributed upon either death or voluntary/involuntary resignation or termination. Interest is accrued at the prime rate adjusted semi-annually on January 1 and July 1 and is compounded as of March 31. The liability for the deferred compensation is included in other long-term liabilities and approximated $0.3 million as of March 31, 2004 and 2003.

O.  STOCK-BASED COMPENSATION

    The Company had two stock-based compensation plans established to provide for the granting of options to purchase NBC Acquisition Corp. Class A Common Stock - the 1998 Performance Stock Option Plan and the 1998 Stock Option Plan. Effective July 1, 2003, the Company established two new stock-based compensation plans - the 2003 Performance Stock Option Plan and the 2003 Stock Option Plan. In conjunction with the March 4, 2004 Transaction, the Company terminated the existing stock-based compensation plans and NBC Holdings Corp. established the 2004 Stock Option Plan. Details regarding each of the plans are as follows:

    1998 PERFORMANCE STOCK OPTION PLAN - This plan provided for the granting of options to purchase 53,771 shares of the Company's common stock to selected members of senior management of the Company and its affiliates. All options granted were nonqualified stock options, although the plan also provided for incentive stock options. The Company granted a portion of the available options in fiscal years 2001-2003 upon the attainment of pre-established financial targets. Generally, twenty-five percent of the options granted became exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. The options had an exercise price of not less than fair market value on the date the options were granted and were to expire ten years from the date of grant. On March 4, 2004, options granted and outstanding under this plan were either converted into the right to receive cash or cancelled and the plan was terminated. The cancelled options were replaced with new options granted under the 2004 Stock Option Plan. Such options were immediately fully-vested and contained the same exercise prices as the options which were cancelled.

    1998 STOCK OPTION PLAN - This plan provided for the granting of options to purchase 29,229 shares of the Company's common stock to selected employees, officers, and directors of the Company and its affiliates. All options granted were nonqualified stock options, although the plan also provided for incentive stock options. The Company granted such options at the discretion of a committee designated by the Board of Directors (the Committee). Generally, twenty-five percent of the options granted became exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Incentive stock options would have had an exercise price of not less than fair market value on the date the options were granted, while the Committee determined the exercise price for nonqualified options at the time of grant. All options were to expire ten years from the date of grant. On March 4, 2004, options granted and outstanding under this plan were either converted into the right to receive cash or cancelled and the plan was terminated. The cancelled options were replaced with new options granted under the 2004 Stock Option Plan. Such options were immediately fully-vested and contained the same exercise prices as the options which were cancelled.

    2003 PERFORMANCE STOCK OPTION PLAN - This plan provided for the granting of options to purchase 43,000 shares of the Company's common stock to selected employees, officers, employee directors, and members of senior management of the Company and its affiliates. All options granted were intended to be nonqualified stock options, although the plan also provided for incentive stock options. This plan provided for the granting of up to 25% of the total number of shares of stock available under such plan upon the attainment of established targets in fiscal years 2003-2006. Generally, twenty-five percent of the options granted became exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Options granted under the this plan were to be granted at an exercise price of not less than fair market value on the date the options were granted. Options were to expire ten years from the date of grant.

On March 4, 2004, this plan was terminated and options granted and outstanding under this plan were cancelled and replaced with new options granted under the 2004 Stock Option Plan. Such options were immediately fully-vested and contained the same exercise prices as the options which were cancelled.

    2003 STOCK OPTION PLAN - This plan provided for the granting of options to purchase 28,000 shares of the Company's common stock to selected employees, officers, employee directors, and members of senior management of the Company and its affiliates. Had options been granted under this plan, they were intended to be nonqualified stock options, although the plan also provided for incentive stock options. This plan provided for the granting of options at the discretion of a committee designated by the Company's Board of Directors. Generally, twenty-five percent of any options granted would have become exercisable immediately upon granting, with the remaining options becoming exercisable in 25% increments over the subsequent three years on the anniversary of the date of grant. Incentive stock options granted under this plan would have been granted at an exercise price of not less than fair market value on the date the options were granted, while nonqualified options could have been granted at less than fair market value. Options would have expired ten years from the date of grant. On March 4, 2004, prior to any options being granted under this plan, the plan was terminated.

    2004 STOCK OPTION PLAN - This plan, established by NBC Holdings Corp. (see Note C), provides for the granting of options to purchase 81,306 shares of NBC Holdings Corp. capital stock to selected employees, officers, and employee directors of the Company and its affiliates. Additional shares may be issued upon changes in the capitalization of the Company and upon approval of a committee designated by the Company's Board of Directors ("the Committee"). All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. This plan provides for the granting of options at the discretion of the Committee. Vesting schedules of options may vary and are determined at the time of grant by the Committee. Subject to certain exceptions, stock options granted under this plan are to be granted at an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. At March 31, 2004, there were 31,528 options available for grant under this plan.

     In conjunction with the March 4, 2004 Transaction, certain option holders of 40,668 options granted and outstanding under the 1998 stock option plans elected to convert such options into the right to receive cash. This election resulted in the payout of $7.1 million which was recognized as stock-based compensation expense during the period ended February 29, 2004.

    Also in conjunction with the March 4, 2004 Transaction, certain option holders of 49,778 options granted and outstanding under the 1998 and 2003 stock option plans were cancelled and replaced with options granted under the 2004 Stock Option Plan. The new options were fully-vested at the time of grant and therefore no stock-based compensation expense was recognized on such options. The fair value of the options granted under the 2004 Stock Option Plan totaled $7.9 million and was included as part of the purchase consideration of the March 4, 2004 Transaction, as further discussed in Note C.

    In conjunction with the December 10, 2003 debt refinancing, the Company purchased 116,786 shares of its common stock, and 838 options outstanding to purchase shares of its common stock were converted into the right to receive cash. The cost of the treasury shares was $32.7 million and stock-based compensation expense resulting from the conversion of options into the right to receive cash totaled $0.2 million. NBC funded the purchase of the treasury shares by the Company through a dividend it declared to the Company in conjunction with the debt refinancing.

    No stock-based compensation expense was recognized at the time of grant for the options granted to employees in the eleven months ended February 29, 2004 and the fiscal years ended March 31, 2003 and 2002, as the exercise price was greater than or equal to the estimated fair value (including a discount for the holder's minority interest position and illiquidity of the Company's common stock) of the Company's common stock on the date of grant. In fiscal 2002, the estimated fair value was based upon an independent valuation of the Company's common stock performed during fiscal 2002.

    A summary of the Company's stock-based compensation activity related to stock options for each of the plans for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002 is as follows:


                                Successor                            Predecessor
                            ------------------- ------------------------------------------------------
                               1 Month Ended     11 Months Ended                Year Ended
                                 March 31,           February 29,        March 31,        March 31,
                                    2004                2004               2003             2002
                            ------------------- ------------------ ------------------ ----------------
                                     Weighted-           Weighted-           Weighted-        Weighted-
                                      Average            Average             Average          Average
                                     Exercise            Exercise            Exercise         Exercise
                             Number    Price     Number    Price     Number    Price   Number   Price
                            -------- ---------- -------- --------- --------- -------- ------- --------
1998 PERFORMANCE STOCK
OPTION PLAN:
   Outstanding - beginning
     of period               34,600   $  70.18    52,896   $ 66.32    40,771  $ 52.47  22,530  $ 52.47
   Granted                        -          -         -         -    13,825   107.39  18,241    52.47
   Expired/terminated       (34,600)    (70.18)        -         -      (825)  (76.80)      -        -
   Exercised                      -          -         -         -      (875)  (60.12)      -        -
   Converted to right to
     receive cash                 -          -   (18,296)   (59.01)        -        -       -        -
                            -------- ---------- -------- --------- --------- -------- ------- --------
   Outstanding - end of
     period                       -   $      -    34,600   $ 70.18    52,896  $ 66.32  40,771  $ 52.47
                            ======== ========== ======== ========= ========= ======== ======= ========

1998 STOCK OPTION PLAN:
   Outstanding - beginning
     of period                4,428  $   58.64    29,229   $ 56.38    27,094  $ 52.47  28,094  $ 52.47
   Granted                        -          -         -         -     2,135   106.00       -        -
   Expired/terminated        (4,428)    (58.64)   (1,291)   (56.62)        -        -  (1,000)  (52.47)
   Exercised                      -          -      (300)   (52.47)        -        -       -        -
   Converted to right to
     receive cash                 -          -   (23,210)   (55.99)        -        -       -        -
                            -------- ---------- -------- --------- --------- -------- ------- --------
   Outstanding - end of
     period                       -  $       -     4,428   $ 58.64    29,229  $ 56.38  27,094  $ 52.47
                            ======== ========== ======== ========= ========= ======== ======= ========

2003 PERFORMANCE STOCK
OPTION PLAN:
   Outstanding - beginning
     of period               10,750  $  146.00         -   $     -
   Granted                        -          -    10,750    146.00
   Expired/terminated       (10,750)   (146.00)        -         -
   Exercised                      -          -         -         -
                            -------- ---------- -------- ---------
   Outstanding - end of
     period                       -  $       -    10,750   $146.00
                            ======== ========== ======== =========

2004 STOCK OPTION PLAN:
   Outstanding - beginning
     of period                    -  $       -
   Granted                   49,778      85.53
   Expired/terminated             -          -
   Exercised                      -          -
                            -------- ----------
   Outstanding - end
    of period                49,778  $   85.53
                            ======== ==========


                                               2004 Stock Option Plan
                                              -------------------------
                                                             Weighted-
                                                             Average
                                                            Remaining
                                                            Contractual
                                                Number       Life (Yrs)
                                              ----------- -------------
Outstanding and exercisable - March 31, 2004:
  Exercise price of $52.47                        27,068           9.9
  Exercise price of $106                          11,960           9.9
  Exercise price of $146                          10,750           9.9
                                              ----------- -------------
                                                  49,778           9.9
                                              =========== =============

                                               1998 Performance Stock
                                                   Option Plan            1998 Stock Option Plan
                                              -------------------------- ------------------------
                                                            Weighted-                Weighted-
                                                             Average                  Average
                                                            Remaining                Remaining
                                                           Contractual              Contractual
                                                Number       Life (Yrs)    Number     Life (Yrs)
                                              ----------- -------------- ---------  -------------
Outstanding - March 31, 2003:
  Exercise price of $52.47                        39,571            7.4    27,094            6.2
  Exercise price of $106                          12,500            9.3     2,135            9.3
  Exercise price of $129.30                          825            9.8         -              -
                                              ----------- ------------- ---------- --------------
                                                  52,896            7.9    29,229            6.4
                                              =========== ============= ========== ==============

Exercisable - March 31, 2003:
  Exercise price of $52.47                        27,652            7.1    26,294            6.2
  Exercise price of $106                           3,127            9.3       534            9.3
  Exercise price of $129.30                          206            9.8         -              -
                                              ----------- ------------- ---------- --------------
                                                  30,985            7.3    26,828            6.2
                                              =========== ============= ========== ==============

Outstanding as of March 31, 2002:
  Exercise price of $52.47                        40,771            8.4    27,094            7.2

Exercisable as of March 31, 2002:
  Exercise price of $52.47                        20,592            7.8    22,596            7.1

    If the Company accounted for its stock-based compensation using the fair value method prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the weighted-average grant-date fair value per option granted would be as follows:

                                      Successor                 Predecessor
                                   --------------- ------------------------------------------
                                   1 Month Ended   11 Months Ended        Year Ended
                                     March 31,      February 29,      March 31,     March 31,
                                        2004            2004            2003          2002
                                   --------------- ---------------- ------------ ------------
1998 Performance Stock Option Plan     $      -          $    -      $ 14.35      $ 2.83
1998 Stock Option Plan                        -               -        14.51           -
2003 Performance Stock Option Plan            -           15.62            -           -
2004 Stock Option Plan                   157.70               -            -           -

    The weighted-average grant-date fair value per option for options granted under the 2004 Stock Option Plan, as determined using a Black-Scholes option pricing model, is significantly higher than the weighted-average grant-date fair value per option for options granted in other periods due to the stock price of the Company's common stock, which is not publicly-traded, and was based upon the value assigned to such options in the March 4, 2004 Transaction. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                           Successor                     Predecessor
                         -------------- ----------------------------------------
                         1 Month Ended  11 Months Ended         Year Ended
                           March 31,     February 29,      March 31,   March 31,
                              2004           2004            2003        2002
                         -------------- ---------------   ----------  ----------

Risk-free interest rate          3.02%          2.87%        3.68%         3.71%
Dividend yield                      -              -            -             -
Expected volatility              1.00%          1.00%        1.00%         1.00%
Expected life (years)             5.0            4.0          4.0           1.5


P.  SEGMENT INFORMATION

    The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Textbook Division, Bookstore Division and Complementary Services Division. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Bookstore Division segment encompasses the operating activities of the Company's 113 college bookstores as of March 31, 2004 located on or adjacent to college campuses. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

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

    The following table provides selected information about profit or loss and assets on a segment basis for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002.

                                                                                           Complementary
                                                              Textbook        Bookstore       Services
                                                              Division        Division        Division          Total
                                                            -------------   ------------- ---------------   -------------
One month ended March 31, 2004 (Successor):
  External customer revenues                               $   3,883,675    $   5,309,747   $   4,123,972   $  13,317,394
  Intersegment revenues                                          600,590            9,242         319,806         929,638
  Depreciation and amortization expense                          498,579          245,676         229,191         973,446
  Earnings Before Interest, Taxes, Depreciation, and
  Amortization (EBITDA)                                          (85,994)      (2,471,525)        251,371      (2,306,148)
  Total assets                                               162,762,093       64,189,376      31,678,754     258,630,223

Eleven months ended February 29, 2004 (Predecessor):
  External customer revenues                               $ 104,533,832    $ 233,170,224    $ 47,659,618   $ 385,363,674
  Intersegment revenues                                       21,212,168        1,158,230       2,094,696      24,465,094
  Depreciation and amortization expense                          782,249        1,877,780       1,336,868       3,996,897
  Earnings Before Interest, Taxes, Depreciation, and
  Amortization (EBITDA)                                       33,544,806       33,190,998       2,624,520      69,360,324

Year ended March 31, 2003 (Predecessor):
  External customer revenues                               $ 111,365,802    $ 216,026,871    $ 43,117,176   $ 370,509,849
  Intersegment revenues                                       21,440,901          916,262         887,680      23,244,843
  Depreciation and amortization expense                          671,628        2,141,544         646,287       3,459,459
  Earnings Before Interest, Taxes, Depreciation, and
  Amortization (EBITDA)                                       33,915,223       26,992,497       2,041,093      62,948,813
  Total assets                                                49,444,007       67,572,172      13,852,133     130,868,312

Year ended March 31, 2002 (Predecessor):
  External customer revenues                               $ 101,596,353    $ 200,850,901    $ 36,469,155   $ 338,916,409
  Intersegment revenues                                       21,297,428          548,747       1,623,936      23,470,111
  Depreciation and amortization expense                          462,448        2,241,941         633,863       3,338,252
  Earnings Before Interest, Taxes, Depreciation, and
  Amortization (EBITDA)                                       31,290,952       22,399,279         696,335      54,386,566
  Total assets                                                51,431,071       67,387,725      13,720,897     132,539,693

    The following table reconciles segment information presented above with consolidated information as presented in the consolidated financial statements for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003 and 2002.


                                           Successor                  Predecessor
                                          ------------- -------------------------------------------
                                          1 Month Ended 11 Months Ended       Year Ended
                                           March 31,      February 29,    March 31,     March 31,
                                              2004           2004           2003          2002
                                          ------------- --------------  ------------- -------------
Revenues:
  Total for reportable segments           $ 14,247,032  $ 409,828,768   $393,754,692  $362,386,520
  Elimination of intersegment revenues        (929,638)   (24,465,094)   (23,244,843)  (23,470,111)
                                          ------------- -------------- ------------- --------------
    Consolidated total                    $ 13,317,394  $ 385,363,674   $370,509,849  $338,916,409
                                          ============= ============== ============= ==============

Depreciation and Amortization Expense:
  Total for reportable segments           $    973,446  $   3,996,897   $  3,459,459  $  3,338,252
  Corporate administration                      18,546        142,732        172,541       253,450
                                          ------------- --------------  ------------- -------------
    Consolidated total                    $    991,992  $   4,139,629   $  3,632,000  $  3,591,702
                                          ============= ==============  ============= =============

Income (Loss) Before Income Taxes:
  Total EBITDA for reportable segments    $ (2,306,148) $  69,360,324   $ 62,948,813  $ 54,386,566
  Corporate administrative costs              (685,336)   (15,012,469)    (7,318,023)   (7,316,701)
                                          ------------- -------------- ------------- --------------
                                            (2,991,484)    54,347,855     55,630,790    47,069,865
Depreciation and amortization                 (991,992)    (4,139,629)    (3,632,000)   (3,591,702)

                                          ------------- -------------- ------------- --------------
  Consolidated income (loss) from
    operations                              (3,983,476)    50,208,226     51,998,790    43,478,163
Interest and other expense, net             (2,750,860)   (34,170,926)   (21,987,697)  (24,369,275)
                                          ------------- -------------- ------------- --------------
  Consolidated income (loss) before
    income taxes                          $ (6,734,336) $  16,037,300   $ 30,011,093  $ 19,108,888
                                          ============= ============== ============= ==============


                                                     Year Ended March 31,
                                              2004          2003          2002
                                          -------------  ------------  -------------
Total Assets:
Total for reportable segments             $258,630,223  $ 130,868,312   $132,539,693
Assets not allocated to segments:
  Cash and cash equivalents                 28,468,747     34,276,049      6,798,602
  Restricted cash                           27,065,000              -              -
  Receivables                               10,153,615     13,967,352     12,130,650
  Recoverable income taxes                   5,351,480              -              -
  Deferred income taxes                      6,102,015      3,861,932      3,557,325
  Property and equipment, net                  596,060        534,598        507,927
  Goodwill                                 267,114,671     16,770,574     16,770,574
  Debt issue costs, net                     11,968,909      6,055,751      7,642,465
  Identifiable intangibles, net             31,320,000              -              -
  Other assets                               2,051,467      3,241,143      4,591,241
  Other                                        868,761        803,306        494,217
                                          ------------- --------------  -------------
    Consolidated total                    $649,690,948  $ 210,379,017   $185,032,694
                                          ============= ==============  =============

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

        The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash
    Flows:

                                                  Successor                       Predecessor
                                               ---------------- ---------------------------------------------
                                               1 Month Ended    11 Months Ended          Year Ended
                                                 March 31,       February 29,      March 31,      March 31,
                                                   2004              2004            2003         2002
                                               ---------------- ---------------- ------------- --------------
EBITDA                                           $  (2,991,484)    $ 54,347,855  $ 55,630,790   $ 47,069,865

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                       97,587          307,680       360,448        399,573
  Provision for losses on accounts receivable          218,205           66,393       451,578      1,629,704
  Cash paid for interest                            (6,891,827)     (20,125,528)  (13,549,099)   (15,224,920)
  Cash paid for income taxes                            (9,991)      (6,466,526)  (14,533,352)    (4,062,737)
  (Gain) loss on disposal of assets                     13,582          408,095        35,428       (482,810)
  Changes in operating assets and liabilities,
  net of effect of acquisition/disposals (1)       (11,947,584)      10,066,803     8,935,820      1,709,245
                                               ---------------- ---------------- ------------- --------------
Net Cash Flows from Operating Activities         $ (21,511,512)    $ 38,604,772  $ 37,331,613   $ 31,037,920
                                               ================ ================ ============= ==============

Net Cash Flows from Investing Activities         $(183,836,223)    $ (6,451,658) $ (5,327,072)  $ (7,616,067)
                                               ================ ================ ============= ==============

Net Cash Flows from Financing Activities         $ 158,961,630     $  8,103,790  $ (4,018,436)  $(16,412,081)
                                               ================ ================ ============= ==============

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

                                                  Successor                Predecessor
                                                 ------------- ------------------------------------
                                                 1 Month Ended 11 Months Ended      Year Ended
                                                  March 31,      February 29,  March 31,  March 31,
                                                     2004            2004        2003       2002
                                                 ------------- -------------- ---------- ----------
Basic Earnings Per Share:
  Weighted-average common shares outstanding         549,254      1,264,985   1,263,457  1,263,256

Diluted Earnings Per Share:
  Weighted-average common shares outstanding         549,254      1,291,499   1,281,262  1,263,256
  Incremental shares attributable to stock options    11,805         26,514      17,805          -
  Stock options outstanding                           49,778         49,778      82,125     67,865


    For purposes of calculating diluted earnings per share for the one month ended March 31, 2004, weighted-average common shares outstanding exclude incremental shares, as to include such shares would have been antidilutive for the period presented. Stock options outstanding at March 31, 2002 had no impact on diluted earnings per share as the exercise price of such options was greater than the average estimated fair value (including a discount for the holder's minority interest position and illiquidity of the Company's common stock) of the

Company's common stock underlying the options as of March 31, 2002. The estimated fair value as of March 31, 2002 was based upon an independent valuation of the Company's common stock performed during fiscal 2002.

R.  RELATED PARTY TRANSACTIONS

    In fiscal 2001, NBC entered into several agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) with a newly created entity, TheCampusHub.com, Inc., which was partially owned by HWP. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by NBC. The management services agreement reimbursed NBC for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement was recognized as the services were performed. For the eleven months ended February 29, 2004 and years ended March 31, 2003 and 2002, revenues attributable to the management services agreement totaled $0.1 million, $0.3 million, and $1.0 million, respectively, and reimbursable direct costs incurred on behalf of The CampusHub.com, Inc. totaled $0.1 million, $0.6 million, and $0.8 million, respectively. Net amounts due from TheCampusHub.com, Inc. at March 31, 2003 totaled $0.1 million. Such agreements terminated effective July 1, 2003.

    On July 1, 2003, NBC acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. CampusHub is no longer separately incorporated and is instead accounted for as a division within NBC's Complementary Services Division segment. Each share of TheCampusHub.com, Inc. common stock issued and outstanding was converted into shares of NBC Acquisition Corp. Class A Common Stock, resulting in the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock. TheCampusHub.com, Inc. had 1,300,099 shares of issued and outstanding common stock at the time of acquisition, of which 650,000 shares were owned by HWP, 650,000 shares were owned by an unrelated third party, and 99 shares were owned by three NBC employees. This business combination was accounted for by NBC in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.7 million was assigned to non-deductible goodwill.


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE.

    There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended March 31, 2004.

                        ITEM 9A. CONTROLS AND PROCEDURES.

    (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and treasurer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and treasurer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    (b) CHANGES IN INTERNAL CONTROLS. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The members of our Board of Directors and executive officers and their ages are as follows:

         NAME           AGE                  POSITION
         ----           ---                  --------
   Michael F. Cronin    50   Director
   Mark L. Bono         44   Director
   R. Sean Honey        33   Director
   Mark W. Oppegard     54   President/Chief Executive Officer, Secretary and
                             Director
   Barry S. Major       47   Chief Operating Officer, NBC and Director
   Alan G. Siemek       43   Vice President and Treasurer

   William H. Allen     61   Senior Vice President of Textbook Division, NBC
   Robert A. Rupe       56   Senior Vice President of Bookstore Division, NBC
   Michael J. Kelly     46   Senior Vice President of Distance
                             Learning/Marketing Services and Other Complementary
                             Services, NBC
   Thomas A. Hoff       56   Vice President of Retail Development, NBC
   John A. Callahan     55   Vice President of Contract Management, NBC
   Larry R. Rempe       56   Vice President of Information Systems, NBC
   Kenneth F. Jirovsky  60   Vice President of Development, NBC
   Cynthia L. Morris    47   Vice President of Administration and Secretary, NBC


   The business experience, principal occupation and employment as well as the periods of service of each of the directors and executive officers during the last five years are set forth below.

    MICHAEL F. CRONIN became a Director of ours upon the consummation of the Weston Presidio Transaction in fiscal 2003. Mr. Cronin co-founded Weston Presidio, a private equity firm, in 1991 and is a managing member of the general partners of the Weston Funds. Mr. Cronin also serves as a Director of Tekni-Plex, Inc. and Tweeter Home Entertainment, Inc. as well as a number of the Weston Funds' portfolio companies.

    MARK L. BONO became a Director of ours upon the consummation of the Weston Presidio Transaction in fiscal 2003. Mr. Bono joined Weston Presidio in 1999 and is a member of the general partners of the Weston Funds. Prior to 1999, Mr. Bono served in various positions at Tucker Anthony, an investment banking firm, including Managing Director and Co-Head of Mergers and Acquisitions. Mr. Bono also serves as a Director of Trimark Sportswear Group, Herald Media, and Euro-Pro.

    R. SEAN HONEY was named a Director of ours upon the consummation of the March 4, 2004 Transaction. Mr. Honey joined Weston Presidio in 1999. Prior to 1999, Mr. Honey served in various positions at J.P. Morgan in both Mergers and Acquisitions and Merchant Banking. Mr. Honey also serves as a Director of Trimark Sportswear Group and Schurman Fine Papers.

    MARK W. OPPEGARD has served in the college bookstore industry for 34 years (all of which have been with us) and became the Company's President/Chief Executive Officer, Secretary and Director and Chief Executive Officer of NBC on February 13, 1998. Additionally, Mr. Oppegard has served as NBC's President since 1992 and as a Director of NBC since 1995. Prior to 1998, Mr. Oppegard served as the Company's Vice President, Secretary, Assistant Treasurer and Director between 1995 and 1998. Prior to 1992, Mr. Oppegard served in a series of positions at NBC, including Vice President of the Bookstore Division.

    BARRY S. MAJOR was named Chief Operating Officer of NBC in January, 1999, and upon consummation of the March 4, 2004 Transaction, was also named our Director. Prior to joining us, Mr. Major served in various executive management positions at SITEL Corporation (SITEL), a company listed on the New York Stock Exchange that provides outsourced telephone and Internet-based sales and customer service. Joining SITEL in 1995 as the Executive Vice President of Finance, Mr. Major was named Chief Financial Officer in 1996 and assumed the role of President of the North America Region in 1997. Between 1985 and 1995, Mr. Major served in a series of positions, including President in 1995, Executive Vice President, and Senior Vice President/Credit Manager, with American National Corporation, a multi-bank holding company operating three banks throughout Omaha and Southeast Nebraska.

    ALAN G. SIEMEK was named Senior Vice President of Finance and Administration of NBC in April, 2001. Mr. Siemek has also served as the Company's Vice President and Treasurer and Chief Financial Officer, Treasurer and Assistant Secretary of NBC since July, 1999. Prior to joining us, Mr. Siemek served as Corporate Controller at SITEL. Between 1994 and 1997, Mr. Siemek served in the positions of Director and Manager of SEC Reporting and Risk Management for MFS Communications, a billion dollar telecommunications firm. Prior to joining MFS Communications, Mr. Siemek spent eleven years in public accounting with Coopers & Lybrand LLP in their Omaha and New York offices.

    WILLIAM H. ALLEN has served in the college bookstore industry for 39 years (of which 30 have been with NBC). Mr. Allen was named the Senior Vice President of the Textbook Division in April, 2001. Between 1994 and 2001, Mr. Allen served as NBC's Vice President of Warehouse Operations. Between 1974 and 1994, Mr. Allen served in a series of positions, including assistant manager of the Textbook Division. Prior to joining us in 1974, Mr. Allen was employed by the Missouri Store Company, a predecessor of MBS.

    ROBERT A. RUPE was named Senior Vice President of NBC's Bookstore Division in April, 2001. Prior to joining NBC and a one-year period in which he was self-employed as a management training consultant, Mr. Rupe served as Vice President of Operations of Busybody, Inc., a specialty retailer with over 100 retail locations, from 1995 to 2000. Mr. Rupe has 34 years of retail experience, including a variety of senior management positions at May Department Stores, Marshall Field and Company, Phillips Van-Huesen and International Paper.

    MICHAEL J. KELLY was named NBC's Senior Vice President of Distance Learning/Marketing Services and Other Complementary Services in August, 2001, having previously served as NBC's Vice President of E-commerce since November, 1999. Prior to joining NBC, Mr. Kelly served in various executive management positions at SITEL. Joining SITEL in 1995 as a Business Unit Vice President of Administration and Finance, Mr. Kelly was named a Business Unit President in 1997, assumed the role of Chief Information Officer for the North America Region in March, 1998, and was named Chief Technology Officer for Global Operations in August, 1998. Between 1981 and 1995, Mr. Kelly served as Director of Information Technology for Father Flanagan's Boys Home, a non-profit organization offering services to troubled children.

    THOMAS A. HOFF has served in the college bookstore industry for 17 years (all of which have been with NBC) and was named NBC's Vice President of Retail Development in April, 2001. Between 1992 and 2001, Mr. Hoff served as Vice President of NBC's Bookstore Division. Mr. Hoff served as an assistant to the Vice President of the Bookstore Division between 1987 and 1992.

    JOHN A. CALLAHAN was named NBC's Vice President of Contract Management in December, 2003. Prior to this, Mr. Callahan was an Executive Director of GWP, Inc. a publications company that publishes World Magazine, a weekly news magazine. From 1986 until 2000, Mr. Callahan served in the college bookstore industry as a field operations manager and the Director of Marketing and Sales for Barnes & Noble College Bookstores, Inc.

    LARRY R. REMPE has served in the college bookstore industry for 18 years (all of which have been with NBC) and has been NBC's Vice President of Information Systems since 1986. Between 1974 and 1986, Mr. Rempe served in various positions for Lincoln Industries, Inc., a holding company that owned NBC until 1995.

    KENNETH F. JIROVSKY has served in the college bookstore industry for 43 years (all of which have been with NBC) and was named NBC's Vice President of Development in April, 2001. Between 1986 and 2001, Mr. Jirovsky served as NBC's Vice President of Sales and Marketing. Prior to 1986 Mr. Jirovsky served in a series of positions, including assistant manager of the Textbook Division.

    CYNTHIA L. MORRIS was named NBC's Vice President of Administration and Secretary in January, 2003 after having served as the Executive Director and the Director of Finance of TheCampusHub.com, Inc. since November, 2002 and January, 2001, respectively. Prior to joining TheCampusHub.com, Inc., Ms. Morris served as the Director of Finance and Accounting of the Dental Division of InfoCure Inc., a national provider of practice management software applications, from November 1999 to October 2000, and as the Corporate Treasurer and Corporate Controller of Cohesive Technology Solutions, Inc., a national computer service integration and consulting corporation, from April 1997 to October 1999. Prior to 1997, Ms. Morris was self-employed as a financial consultant, served as the Controller and Treasurer of HealthCare Communications, Inc., a developer of office management software, and also spent twelve years in public accounting with KPMG Peat Marwick LLP in their Lincoln, Nebraska office.

AUDIT COMMITTEE

    Our audit committee currently consists of Mark L. Bono and R. Sean Honey. Among other functions, our audit committee (a) makes recommendations to our board of directors regarding the selection of independent auditors; (b) reviews the results and scope of the audit and other services provided by our independent auditors; (c) reviews our financial statements; and (d) reviews and evaluates our internal control functions. The Board of Directors is satisfied that the members of our audit committee have sufficient expertise and business and financial experience necessary to effectively perform their duties as the audit committee. In light of the fact that we have no public equity outstanding, the Board of Directors has not determined whether either of our audit committee members is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K.

CODE OF ETHICS

    We have adopted a written code of ethics for our principal executive officer and senior financial officers as required by the United States Securities and Exchange Commission, or SEC, under Section 406 of the Sarbanes-Oxley Act of 2002. The code sets forth written standards to deter wrongdoing and promote honest and ethical conduct, accurate and timely disclosure in reports and documents, compliance with applicable governmental laws and regulations, prompt internal reporting of violations of the code, and accountability for adherence to the code.


                        ITEM 11. EXECUTIVE COMPENSATION.

    The following tables and paragraphs provide information concerning compensation paid by us for the last three fiscal years to our President/Chief Executive Officer and to the four other most highly compensated executive officers earning in excess of $100,000 in annual salary and bonuses; compensation paid to Directors; and employment contracts in place with executive officers.

    The table presented below summarizes annual and long-term compensation, including stock compensation, to such persons for the last three fiscal years:


                           Summary Compensation Table

                                                                            Long-Term
                                                                           Compensation
                                                  Annual Compensation         Awards
                                                 -----------------------  ---------------
                                                                              Number
                                                                          of Securities
                                        Fiscal                              Underlying        All Other
     Name and Principal Position         Year      Salary       Bonus       Options (1)     Compensation (2)
--------------------------------------  -------  -----------  ----------  ---------------  -----------------
Mark W. Oppegard - Chief Executive
Officer, President, and Director          2004    $ 288,389   $ 147,000         10,825          $ 2,276
                                          2003      276,923     280,000          2,675            2,573
                                          2002      253,731     236,000          2,900            2,962

Barry S. Major - Chief Operating Officer
and Director                              2004      257,383     140,000          9,330        1,791,595
                                          2003      247,077     250,000          2,500            2,477
                                          2002      235,539     215,000          2,600            2,430

Alan G. Siemek - Chief Financial Officer,
Senior Vice President of Finance and
Administration, Treasurer, and Assistant
Secretary                                 2004      189,251     100,000          7,478        1,004,192
                                          2003      181,885     160,000          1,375            2,417
                                          2002      173,923     120,000          2,100            2,430

Michael J. Kelly - Senior Vice President
of Distance Learning/Marketing Services
and Other Complementary Services          2004      183,324      70,000          4,661          871,276
                                          2003      169,731     130,000          1,375            2,477
                                          2002            -     120,000          1,150                -

Robert A. Rupe - Senior Vice President
of Bookstore Division                     2004      148,618     111,000          3,800          694,304
                                          2003      142,750     146,500          1,250            2,813
                                          2002      128,704     135,000          5,241            2,312

(1) In connection with the March 4, 2004 Transaction, all existing options, including those listed in this column for fiscal 2003 and 2002, vested and were either converted into the right to receive cash payment (see footnote 2) or were cancelled in exchange for new options granted under the 2004 Stock Option Plan. Options granted under the 2004 Stock Option Plan were fully vested, exercisable at prices consistent with the options which were cancelled, and represent the right to purchase shares of capital stock of NBC Holdings Corp. Options granted in fiscal 2004 prior to the March 4, 2004 Transaction were entirely cancelled in exchange for new options granted under the 2004 Stock Option Plan and thus, are reflected only once in the column.

(2) All other compensation consists of the following components: (a) In fiscal 2004, as a result of the December 10, 2003 debt refinancing and the March 4, 2004 Transaction, option holders were given the opportunity to convert options into the right to receive cash payments. The cash payments represented the difference between the exercise price and the fair market value of the securities underlying such options and totaled $1,789,415, $1,002,072, $869,096 and $691,788 for Messrs. Major, Siemek,
        Kelly, and Rupe, respectively; (b) matching contributions to the NBC Retirement Plan; (c) life insurance premiums paid by us on the executive's behalf; and (d) for Mr. Oppegard, the dollar value, if any, of above-market amounts earned on deferred compensation (such amounts totaled $376 for fiscal 2002).

    Presented below is information in tabular format regarding individual grants of stock options to executive officers named in the Summary Compensation Table for the year ended March 31, 2004:


                           OPTIONS GRANTED DURING THE YEAR ENDED MARCH 31, 2004

                        Individual Grants                                                Grant Date Value
---------------------------------------------------------------------------------  --------------------------
                                               Number      % of Total
                                                 of         Options
                                              Securities   Granted to                             Grant
                                              Underlying   Employees   Exercise                   Date
                                               Options     in Fiscal     Price    Expiration    Present
                   Name                        Granted        2004     Per Share    Date (1)    Value (2)
-------------------------------------------   -----------  ----------- ---------  -----------  -------------
Mark W. Oppegard - Chief Executive Officer,
President, and Director                            5,950       22.0%   $ 52.47     03/03/14    $ 1,107,831
                                                   2,675       22.4     106.00     03/03/14        374,661
                                                   2,200       20.5     146.00     03/03/14        232,298
                                              -----------                                      ------------
                                                  10,825                                       $ 1,714,790
                                              ===========                                      ============

Barry S. Major - Chief Operating Officer
and Direct                                         4,780       17.7      52.47     03/03/14        889,988
                                                   2,500       20.9     106.00     03/03/14        350,150
                                                   2,050       19.1     146.00     03/03/14        216,460
                                              -----------                                      ------------
                                                   9,330                                       $ 1,456,598
                                              ===========                                      ============

Alan G. Siemek - Chief Financial Officer,
Senior Vice President of Finance and
Administration, Treasurer, and Assistant
Secretary                                          4,728       17.5      52.47     03/03/14        880,306
                                                   1,375       11.5     106.00     03/03/14        192,583
                                                   1,375       12.8     146.00     03/03/14        145,186
                                              -----------                                      ------------
                                                   7,478                                       $ 1,218,075
                                              ===========                                      ============

Michael J. Kelly - Senior Vice President
of Distance Learning/Marketing Services and
Other Complementary Seervices                      2,111        7.8      52.47     03/03/14        393,047
                                                   1,375       11.5     106.00     03/03/14        192,583
                                                   1,175       10.9     146.00     03/03/14        124,068
                                              -----------                                      ------------
                                                   4,661                                        $  709,698
                                              ===========                                      ============

Robert A. Rupe - Senior Vice President
of Bookstore Division                              1,375        5.1      52.47     03/03/14        256,011
                                                   1,250       10.5     106.00     03/03/14        175,075
                                                   1,175       10.9     146.00     03/03/14        124,068
                                              -----------                                      ------------
                                                   3,800                                        $  555,154
                                              ===========                                      ============


(1) Options were granted on March 4, 2004 in conjunction with the March 4, 2004 Transaction. Such options represent options previously granted under the 1998 and 2003 Stock Option Plans that were cancelled on March 4, 2004, with replacement options that were fully vested and had exercise prices consistent with the cancelled options being granted out of the 2004 Stock Option Plan on March 4, 2004. The grant date market price of such options, as determined in conjunction with the March 4, 2004 Transaction, was $231.41 per option. The options with an exercise price of $146.00 were previously granted under the 2003 Performance Stock Option Plan on August 1, 2003. As these options granted under the 2003 Performance Stock Option Plan in fiscal 2004 were entirely cancelled in exchange for new options granted under the 2004 Stock Option Plan, they are reflected only once in this table.

(2) Grant date present value was determined using a Black-Scholes option pricing model, assuming a 3.02% risk-free interest rate, 1.0% expected volatility, and an expected life of approximately 5.0 years.

    The following table provides information concerning each exercise of stock options by executive officers named in the Summary Compensation Table during the year ended March 31, 2004 as well as the value of unexercised options as of March 31, 2004:

                 AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED MARCH 31, 2004
                             and Option Value as of March 31, 2004

                                                                      Number
                                                                   of Securities      Value of
                                                                    Underlying       Unexercised
                                                                   Unexercised      in-the-Money
                                                                   Options at        Options at
                                                                  March 31, 2004   March 31, 2004 (1)
                                                                  --------------- -------------------
                                              Shares
                                             Acquired     Value    Exercisable/       Exercisable/
                  Name                      on Exercise Realized   Unexercisable     Unexercisable
------------------------------------------  ----------- --------- --------------- -------------------
Mark W. Oppegard - Chief Executive
Officer, President,and Director                     -   $     -     10,825 / -       $599,316 / -

Barry S. Major - Chief Operating Officer
and Director                                        -         -      9,330 / -        492,896 / -

Alan G. Siemek - Chief Financial Officer,
Senior Vice President of Finance and
Administration, Treasurer, and Assistant
Secretary                                           -         -      7,478 / -        451,791 / -

Michael J. Kelly - Senior Vice President
of Distance Learning/Marketing Services and
Other Complementary Services                        -         -      4,661 / -        226,499 / -

Robert A. Rupe - Senior Vice President of
Bookstore Division                                  -         -      3,800 / -        159,069 / -

(1) Represents the excess of the March 31, 2004 estimated fair market value of the Company's common stock underlying the stock options, which includes a discount for the holder's minority interest position and illiquidity of the common stock, over the exercise price of such options. The estimated fair market value was based upon the March 4, 2004 Transaction, though on a discounted basis. All options were granted on March 4, 2004 and were fully vested and exercisable at the time of grant.

COMPENSATION OF DIRECTORS AND ADDITIONAL INFORMATION

   Our Directors receive no compensation for services but are reimbursed for out-of-pocket expenses.

EMPLOYMENT AGREEMENTS

   We have employment agreements with Mark W. Oppegard and eight of our other executive officers. As amended, such agreements (the "Employment Agreements") with the aforementioned executive officers (each, an "Executive") provide for an annual base salary as determined by the Board of Directors after considering the recommendation of the chief executive officer, for incentive compensation based upon the attainment of financial objectives to be established by the Board of Directors (or a committee thereof) after considering the recommendation of the chief executive officer, and for customary fringe benefits. The amounts of salaries are as follows: Mr. Oppegard, $293,000 per annum; Mr. Major, $262,000 per annum; Mr. Siemek, $193,000 per annum; Mr. Kelly, $186,500 per annum; and Mr. Rupe, $151,500 per annum. The Employment Agreements provide that their term will be automatically extended from year to year, unless terminated upon specified notice by either party.

   The Employment Agreements also provide that each Executive will be granted a number of options to acquire shares of NBC Acquisition Corp. Class A Common Stock determined by the Board of Directors. Each such option has an exercise price not to be less than the fair market value per share as of the date of grant and is exercisable as to 25% of the shares covered thereby on the date of grant and as to an additional 25% of the shares covered thereby on each of the first three anniversaries of the date of grant, subject to the Executive's continued employment by us on such dates.

   The Employment Agreements also provide for specified payments to the Executive in the event of termination of employment with us without "cause" (as defined in the respective agreements) and in the event of death or disability of the Executive during the term. The Employment Agreements also contain customary confidentiality obligations and three-year non-competition agreements for each Executive.

   Finally, the Employment Agreements provide that, prior to the consummation by us of an initial public offering of NBC Acquisition Corp. Class A Common Stock, the Executives will not sell, transfer, pledge or otherwise dispose of any shares of NBC Acquisition Corp. Class A Common Stock, except for certain transfers to immediate family members, in the event of disability and for estate planning purposes.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    We do not currently have a compensation committee. Mark W. Oppegard - President/Chief Executive Officer, Secretary and Director participated in the Board of Directors' deliberations concerning executive officer compensation during the last fiscal year.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS.

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - As a result of the March 4, 2004 Transaction, shares of NBC Acquisition Corp. Class A Common Stock issued and outstanding totaled 549,254 on June 25, 2004. Weston Presidio owns 36,455 of the issued and outstanding shares directly, with the remaining 512,799 issued and outstanding shares being owned by NBC Holdings Corp, a company newly formed by Weston Presidio which has 512,799 shares of capital stock issued and outstanding that are owned either by Weston Presidio or current and former members of NBC management. The securities underlying the 2004 Stock Option Plan, of which 49,778 options have been granted as of June 25, 2004, are shares of NBC Holdings Corp. capital stock. The information in the following table sets forth NBC Acquisition Corp. Class A Common Stock beneficially owned by each person who owns more than 5.0% of such shares; each director; each executive officer named in Item 11; and all directors and executive officers treated as a group. The shares listed and percentages calculated thereon are based upon NBC Acquisition Corp. Class A Common Stock outstanding as of June 25, 2004 and NBC Holdings Corp. capital stock underlying nonqualified stock options that are exercisable within sixty days, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. To our knowledge, each of such holders of shares has sole voting and investment power as to the shares owned unless otherwise noted. The address for each executive officer and director is 4700 South 19th Street, Lincoln, Nebraska 68501 unless otherwise noted.

                                                              Amount and
                                                              Nature of
                                                              Beneficial    Percent of
               Title of Class/Name of Beneficial Owner       Ownership (1)   Class (3)
------------------------------------------------------------ ------------- ------------
Class A Common Stock:
Owning Greater Than 5% of Shares:
Weston Presidio Capital IV, L.P. (2)                             365,449      66.5%
Weston Presidio Capital III, L.P. (2)                            153,623      28.0%
WPC Entrepreneur Fund, L.P. (2)                                    7,579       1.4%
WPC Entrepreneur Fund II, L.P. (2)                                 5,785       1.1%

Ownership of Directors:
Michael F. Cronin (2)                                            532,436      96.9%
Mark L. Bono (2)                                                       -          -
R. Sean Honey (2)                                                      -          -

Ownership of Executive Officers Named in Item 11:
Mark W. Oppegard                                                  14,825       2.6%
Barry S. Major                                                    11,077       2.0%
Alan G. Siemek                                                     7,478       1.3%
Michael J. Kelly                                                   4,661       0.8%
Robert A. Rupe                                                     3,800       0.7%

Ownership of Directors and All Executive Officers as a Group     586,927      98.5%


(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares of NBC Acquisition Corp. Class A Common Stock. Such shares include NBC Holdings Corp. shares underlying nonqualified stock options exercisable within sixty days, as follows: Mr. Oppegard - 10,825 shares; Mr. Major - 9,330 shares; Mr. Siemek - 7,478 shares; Mr. Kelly - 4,661 shares; Mr. Rupe - 3,800 shares; and 46,744 shares for all directors and executive officers as a group.

(2) The sole general partner of Weston Presidio Capital IV, L.P., Weston Presidio Capital III, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P. (the "Weston Presidio Funds") is a limited partnership whose sole general partner is a limited liability company of which Mr. Cronin is a managing member and Mr. Bono is a member. Messrs. Cronin, Bono, and Honey disclaim beneficial ownership of the shares held by the Weston Presidio Funds, except to the extent of their respective pecuniary interests therein. The address of the Weston Presidio Funds, and Messrs. Cronin, Bono, and Honey is 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

(3) The percentages are calculated based upon 549,254 shares of NBC Acquisition Corp. Class A Common Stock outstanding as of June 25, 2004 and shares underlying nonqualified stock options exercisable within sixty days as detailed in footnote (1).

    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS - Through the Company's parent, NBC Holdings Corp., we have a stock-based compensation plan established to provide for the granting of options to purchase capital stock of NBC Holdings Corp. Details regarding the plan in effect are presented in the footnotes to the consolidated financial statements found in Item 8, "Financial Statements and Supplementary Data." Specific information as of March 31, 2004 regarding the plan, which was not subject to the approval by security holders, is also presented in the following table.

                              Number of      Weighted-     Number of
                            Securities to     Average     Securities
                            be Issued Upon    Exercise     Remaining
                             Exercise of      Price of   Available for
                             Outstanding    Outstanding     Future
           Plan               Options        Options      Issuance
------------------------  ---------------- ------------ --------------

2004 Stock Option Plan          49,778        $ 85.53        31,528


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    CERTAIN BUSINESS RELATIONSHIPS - In fiscal 2001, NBC entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which was partially owned by HWP. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us. Mr. Oppegard served as a Director of TheCampusHub.com, Inc. and Messrs. Major, Siemek, and Kelly served as executive officers of TheCampusHub.com, Inc. As of July 1, 2003, Messrs. Oppegard, Major, Siemek, and Kelly had been granted 13,900, 13,900, 9,690, and 16,800 options, respectively, from TheCampusHub.com, Inc. as compensation for services provided to TheCampusHub.com, Inc. since its inception, none of which were ever exercised. In total, such options represented approximately 3.9% of TheCampusHub.com, Inc.'s outstanding shares and options at July 1, 2003. Such agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) terminated effective July 1, 2003 upon our acquisition of all of the outstanding shares of common stock of TheCampusHub.com, Inc. This business combination was accounted for by us in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.7 million was assigned to non-deductible goodwill. The management services agreement reimbursed us for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement was recognized as the services were performed. For the year ended March 31, 2004, revenues attributable to the management services agreement totaled $0.1 million and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million.

    INDEBTEDNESS OF MANAGEMENT - As of March 31, 2004, notes receivable from stockholders and the associated interest receivable totaled approximately $0.1 million and $1,214, respectively. The remaining balances of such notes originated pursuant to the terms of an employment agreement with NBC's Chief Operating Officer, Barry S. Major. In January, 1999, we issued 4,765 shares of the Company's common stock to Mr. Major at a price of $52.47 per share, in exchange for $25,000 in cash and a promissory note in the principal amount of $225,000 bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2004 was approximately $170,000. This note was amended and restated in July, 2002 and matures on January 19, 2009. A similar note, which was repaid in fiscal 2004, originated pursuant to the terms of an employment agreement with NBC's Chief Financial Officer, Alan G. Siemek. In July, 1999, we issued 3,177 shares of the Company's common stock to Mr. Siemek at a price of $52.47 per share, in exchange for $16,688 in cash and a promissory note in the principal amount of $150,000 bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2004 was approximately $77,000.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

    The following table sets forth the aggregate fees billed to us during fiscal years 2004 and 2003 by Deloitte & Touche LLP:


                                2004       2003
                            ----------- -----------

Audit Fees                   $  98,410   $  91,510
Audit-Related Fees             155,262      21,999
Tax Fees                        99,063      52,782
                            ----------- -----------

Total                        $ 352,735   $ 166,291
                            =========== ===========


    AUDITS FEES include professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated interim financial statements included in our Quarterly Reports on Form 10-Q.

    AUDIT-RELATED FEES consist of fees for assurance and related services that are related to the performance of the audit or review of our consolidated financial statements, including procedures performed in conjunction with various merger and acquisition activities, as well as the audit of the 401(k) compensation plan.

    TAX FEES consist of fees for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal and state tax compliance, return preparation, and tax audits.

    The audit committee pre-approves all audit and non-audit services performed by our independent auditor.

                                     PART IV

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

        (1) Consolidated Financial Statements of NBC Acquisition Corp.

             Index to Consolidated Financial Statements.

             Report of Independent Registered Public Accounting Firm.

             Consolidated Balance Sheets as of March 31, 2004 (Successor) and
               March 31, 2003 (Predecessor).

             Consolidated Statements of Operations for the One Month Ended March
               31, 2004 (Successor), the Eleven Months Ended February 29, 2004 (Predecessor), and the Years Ended March 31, 2003 and 2002 (Predecessor).

             Consolidated Statements of Stockholders' Equity (Deficit) for the
               One Month Ended March 31, 2004 (Successor), the Eleven Months Ended February 29, 2004 (Predecessor), and the Years Ended March 31, 2003 and 2002 (Predecessor).

             Consolidated Statements of Cash Flows for the One Month Ended March
               31, 2004 (Successor), the Eleven Months Ended February 29, 2004 (Predecessor), and the Years Ended March 31, 2003 and 2002 (Predecessor).

             Notes to Consolidated Financial Statements.

        (2) Financial Statement Schedules.

             Report on Schedules of Independent Registered Public Accounting
               Firm.
             Schedule I - Condensed  Financial  Information of NBC Acquisition
               Corp.  (Parent Company Only).
             Schedule II - Valuation and Qualifying Accounts.

        (3)  Exhibits.

          2.1 Agreement and Plan of Merger, dated as of February 18, 2004, by and among NBC Holdings Corp., New NBC Acquisition Corp., NBC Acquisition Corp., certain Selling Stockholders named therein, and HWH Capital Partners, L.P., filed as Exhibit 2.1 to NBC Acquisition Corp. Registration Statement on Form S-4 (No. 333-114889), is incorporated herein by reference.

          2.2 Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 2, 2004, by and among NBC Holdings Corp., New NBC Acquisition Corp., NBC Acquisitions Corp., certain Selling Stockholders named therein, and HWH Capital Partners, L.P., filed as Exhibit 2.2 to NBC Acquisition Corp. Registration Statement on Form S-4 (No. 333-114889), is incorporated herein by reference.

          2.3 Stock Purchase Agreement, dated as of February 18, 2004, by and among Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund L.P., WPC Entrepreneur Fund II, MSD Ventures, L.P., HWH Capital Partners, L.P., NBC Acquisition Corp., and NBC Holdings Corp., filed as Exhibit 2.3 to NBC Acquisition Corp. Registration Statement on Form S-4 (No. 333-114889), is incorporated herein by reference.

          2.4 Agreement for Purchase and Sale of Stock, dated as of May 26, 1999 by and among Nebraska Book Company, Inc., Dennis Rother, and Larry Rother, filed as Exhibit 2.1 to NBC Acquisition Corp. Form 8-K, as amended, dated June 4, 1999, is incorporated herein by reference.

          2.5 Agreement of Sale, dated as of September 30, 1999 by and among Nebraska Book Company, Inc., Michigan College Book Company, Inc., Ned's Berkeley Book Company, Inc., Ned Shure, Fred Shure, and Jack Barenfanger filed as Exhibit 2.1 to NBC Acquisition Corp. Form 8-K, as amended, dated November 12, 1999, is incorporated herein by reference.

          2.6 Agreement of Sale, as amended, dated as of May 11, 2001 between Nebraska Book Company, Inc. and University Co-operative Society, filed as Exhibit 2.1 to NBC Acquisition Corp. Form 8-K dated May 11, 2001, is incorporated herein by reference.

          2.7 Agreement and Plan of Merger, dated as of July 1, 2003, by and among TheCampusHub.com, Inc., Nebraska Book Company, Inc., and NBC Acquisition Corp., filed as Exhibit 2.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

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

          4.2 Supplemental Indenture, dated March 4, 2004, between NBC Acquisition Corp. and The Bank of New York, as trustee filed as
               Exhibit 4.2 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

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

          4.5 Indenture, dated March 4, 2004, by and among NBC Acquisition Corp., the subsidiary guarantors parties thereto and BNY Midwest Trust Company as Trustee, filed as Exhibit 4.5 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

          4.6 Form of 11% Senior Discount Notes Due 2013 (included in Exhibit 4.5), filed as Exhibit 4.6 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

          4.7 Form of Exchange Note of NBC Acquisition Corp. 11% Senior Discount Notes Due 2013.

          4.8 Indenture dated as of February 13, 1998 by and between Nebraska Book Company, Inc. and United States Trust Company of New York, as Trustee, filed as Exhibit 4.5 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

          4.9 Supplemental Indenture, dated as of July 1, 2002, by and among Specialty Books, Inc., Nebraska Book Company, Inc., and The Bank of New York, as Trustee, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

          4.10 Second Supplemental Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantor named therein and The Bank of New York, as Trustee, filed as Exhibit
               4.9 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

          4.11 Form of Initial Note of Nebraska Book Company, Inc. (included in
               4.8 as Exhibit A), filed as Exhibit 4.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

          4.12 Form of Exchange Note of Nebraska Book Company, Inc. (included in
               4.8 as Exhibit B), filed as Exhibit 4.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

          4.13 Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantors parties thereto and BNY Midwest Trust Company as Trustee, filed as Exhibit 4.12 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

          4.14 Form of 8 5/8% Senior Subordinated Note Due 2012 (included in
               Exhibit 4.13), filed as Exhibit 4.13 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

          4.15 Form of Exchange Note of Nebraska Book Company, Inc. 8 5/8% Senior Subordinated Note Due 2012.

          10.1 Credit Agreement dated as of February 13, 1998 by and among NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank and certain other financial institutions, filed as
               Exhibit 10.1 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

          10.2 First Amendment, dated as of May 21, 1999, to the Credit Agreement, dated as of February 13, 1998 by and among NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank, and certain other financial institutions, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1999, is incorporated herein by reference.

          10.3 Second Amendment and Waiver, dated as of April 27, 2000, to the Credit Agreement, dated as of February 13, 1998, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank, and certain other financial institutions, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

          10.4 Third Amendment, dated as of December 20, 2001, to the Credit Agreement, dated as of February 13, 1998, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., J.P. Morgan Chase Bank, and certain other financial institutions, filed as Exhibit
               10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2001, is incorporated herein by reference.

          10.5 Fourth Amendment and Waiver, dated as of June 4, 2002, to and under the Credit Agreement, dated as of February 13, 1998, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., JPMorgan Chase Bank, and certain other financial institutions, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

          10.6 Fifth Amendment and Waiver, dated as of June 13, 2003, to and under the Credit Agreement, dated as of February 13, 1998, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., JPMorgan Chase Bank, and certain other financial institutions, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

          10.7 Amended and Restated Credit Agreement, dated February 13, 1998, as amended and restated as of December 10, 2003, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., and the other parties thereto, filed as Exhibit 99.1 to NBC Acquisition Corp. Current Report on Form 8-K dated December 10, 2003, is incorporated herein by reference.

          10.8 Amended and Restated Credit Agreement, dated as of March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Several Lenders parties thereto, JPMorgan Chase Bank as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Syndication Agent, and Fleet National Bank and Wells Fargo Bank N.A., as Co-Documentation Agents, filed as Exhibit 10.8 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

          10.9 Assumption Agreement, dated as of July 1, 2002 between Specialty Books, Inc. and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

         10.10 Guarantee and Collateral Agreement, dated as of February 13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit 10.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.11 Amended and Restated Guarantee and Collateral Agreement, dated March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc. and Specialty Books, Inc. in favor of JPMorgan Chase Bank, as administrative agent, filed as
               Exhibit 10.11 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

         10.12 Purchase Agreement dated February 10, 1998 by and between NBC Acquisition Corp. and Chase Securities Inc., filed as Exhibit
               10.3 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.13 Purchase Agreement, dated as of March 4, 2004, by and among NBC Acquisition Corp. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit
               10.13 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

         10.14 Purchase Agreement dated February 10, 1998 between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 10.4 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.15 Purchase Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.15 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

         10.16 Merger Agreement, dated January 6, 1998, by and among NBC Merger Corp., NBC Acquisition Corp., and certain stockholders of NBC Acquisition Corp. named therein, filed as Exhibit 10.9 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.17 Stockholders Agreement, dated as of July 11, 2002, by and among NBC Acquisition Corp., HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., and the other stockholders party thereto, filed as Exhibit 4.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

         10.18 Amended and Restated Stockholders Agreement, dated as of July 1, 2003, by and among NBC Acquisition Corp., HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., MSD Ventures, L.P., and the other stockholders party thereto, filed as Exhibit 4.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

         10.19 Registration Rights Agreement, dated as of July 11, 2002, by and among HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., and NBC Acquisition Corp., filed as Exhibit 4.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

         10.20 Amended and Restated Registration Rights Agreement, dated as of July 1, 2003, by and among HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., MSD Ventures, L.P., and NBC Acquisition Corp., filed as Exhibit 4.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

         10.21 Exchange and Registration Rights Agreement dated as of February 13, 1998 by and between NBC Acquisition Corp. and Chase Securities Inc., filed as Exhibit 4.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.22 Registration Rights Agreement, dated as of March 4, 2004, by and among NBC Acquisition Corp. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.22 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

         10.23 Exchange and Registration Rights Agreement dated as of February 13, 1998 by and between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 4.6 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.24 Registration Rights Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.24 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

        10.25* Form of Memorandum of Understanding, dated as of February 13,
               1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as
               Exhibit 10.5 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.26* Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

        10.27* Addendum to the Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, dated March 29, 2002, filed as Exhibit 10.10 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

        10.28* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Barry S. Major, filed as
               Exhibit 10.4 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.29* Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

        10.30* Addendum to the Memorandum of Understanding, dated as of July
               1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.12 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

        10.31* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Alan Siemek, filed as
               Exhibit 10.5 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.32* Memorandum of Understanding, dated as of November 1, 1999 by and between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of E-commerce, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

        10.33* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Michael J. Kelly, filed as Exhibit 10.6 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.34* Memorandum of Understanding, dated as of April 17, 2001 by and between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

        10.35* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Robert Rupe, filed as
               Exhibit 10.7 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.36* Amendment to the Memorandums of Understanding by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry
               R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff, Barry S. Major, Alan Siemek, Michael J. Kelly, and Robert Rupe, dated March 4, 2004.

        10.37* NBC Acquisition Corp. 1995 Stock Incentive Plan adopted August
               31, 1995, filed as Exhibit 10.6 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.38* NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.39* First Amendment, dated as of June 12, 2002, to the NBC
               Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.40* NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30,
               1998, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.41* First Amendment, dated as of June 12, 2002, to the NBC
               Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.42* NBC Acquisition Corp. 2003 Performance Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

        10.43* NBC Acquisition Corp. 2003 Stock Option Plan adopted July 1,
               2003, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

        10.44* NBC Holdings Corp. 2004 Stock Option Plan adopted March 4,
               2004, filed as Exhibit 10.43 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

        10.45* NBC Acquisition Corp. Senior Management Bonus Plan adopted June
               30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.46* Form of Deferred Compensation Agreement by and among Nebraska
               Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.47* Amendment of Form of Deferred Compensation Agreement, dated
               December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

        10.48* NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit
               10.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.49 Agreement for Purchase and Sale of Stock dated January 9, 1998 by and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.10.1 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.50 First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.10.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.51 Commercial Lease Agreement made and entered into March 8, 1989, by and among Robert J. Chaney, Mary Charlotte Chaney and Robert
               J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as Exhibit 10.11 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.52 Lease Agreement entered into as of September 1, 1986, by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.12 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.53 Lease Agreement entered into as of September 1, 1986, by and among John B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as
               Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.54 Lease Agreement entered into as of September 1, 1986 by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.14 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.55 Lease Agreement made and entered into October 12, 1988 by and among Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit 10.15 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.56 Industrial Real Estate Lease dated June 22, 1987 by and among Cyprus Land Company and Nebraska Book Company, Inc., filed as
               Exhibit 10.16 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

          12.1 Statements regarding computation of ratios, filed as Exhibit 12.1 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

          14.1 Code of Business Conduct and Ethics and Code of Ethics for Our Principal Executive Officer and Senior Financial Officers for NBC Acquisition Corp.

          21.1 Subsidiaries, filed as Exhibit 21.1 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

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

          * - Management contracts or compensatory plans filed herewith or incorporated by reference.

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the consolidated financial statements included herein.

    (b) REPORTS ON FORM 8-K.

             Current Report on Form 8-K dated and filed on March 8, 2004 announcing the completion of the sale of the Company's 11% Senior Discount Notes due 2013 and that the Company will redeem all of the 10.75% senior discount debentures that were not tendered on or prior to the expiration of the consent solicitation initiated on February 4, 2004.

             Current Report on Form 8-K dated and filed on February 19, 2004 providing consolidated financial statements for the three years ended March 31, 2003 with updated segment information, providing certain financial information for the ten-month periods ended January 31, 2004 and 2003 and the twelve-month period ended January 31, 2004, announcing a proposed debt offering, and discussing the related tender offer and consent solicitation.

             Current Report on Form 8-K dated and filed on February 5, 2004 announcing a tender offer and consent solicitation for the Company's 10.75% senior discount debentures.

             Current Report on Form 8-K dated December 10, 2003 and filed on January 8, 2004 announcing the purchase of treasury stock and the amendment and restatement of the senior credit facility.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NBC ACQUISITION CORP.


                                       /s/  Mark W. Oppegard
                                       -----------------------------------------
                                       Mark W. Oppegard
                                       President/Chief Executive Officer,
                                       Secretary, and Director
                                       June 25, 2004

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Mark W. Oppegard                  /s/  Michael F. Cronin
------------------------------------   -----------------------------------------
Mark W. Oppegard                       Michael F. Cronin
President/Chief Executive Officer,     Director
Secretary,                             June 25, 2004
and Director
June 25, 2004


/s/  Alan G. Siemek                    /s/  Mark L. Bono
------------------------------------   -----------------------------------------
Alan G. Siemek                         Mark L. Bono
Vice President and Treasurer           Director
(Principal Financial and               June 25, 2004
Accounting Officer)
June 25, 2004


/s/  Barry S. Major                    /s/  R. Sean Honey
------------------------------------   -----------------------------------------
Barry S. Major                         R. Sean Honey
Director                               Director
June 25, 2004                          June 25, 2004

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

    No annual report or proxy material with respect to any annual or other meeting of security holders for the fiscal year ended March 31, 2004 has been, or will be, sent to security holders.

                          FINANCIAL STATEMENT SCHEDULES



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NBC Acquisition Corp.
Lincoln, Nebraska

    We have audited the consolidated financial statements of NBC Acquisition Corp. and subsidiary as of March 31, 2004 (Successor) and March 31, 2003 (Predecessor) and for the one month ended March 31, 2004 (Successor), the eleven months ended February 29, 2004 (Predecessor), and the years ended March 31, 2003 and 2002 (Predecessor), and have issued our report thereon dated June 25, 2004; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP


Lincoln, Nebraska
June 25, 2004


NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
-----------------------------------------------------------------------------------
                                                        Successor      Predecessor
                                                     --------------  --------------
                                                        March 31,       March 31,
                                                          2004            2003
                                                     --------------  --------------
ASSETS

CURRENT ASSETS:
  Due from subsidiary (Note A)                        $ 11,028,828   $           -

OTHER ASSETS:
  Due from subsidiary (Note A)                          16,836,358      12,371,846
  Investment in subsidiary (Note A)                    145,986,493      13,188,101
  Debt issue costs, net of amortization                  1,967,737       1,913,335
  Deferred income taxes                                    150,237               -
                                                     --------------  --------------

                                                      $175,969,653   $  27,473,282
                                                     ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accrued interest                                    $    523,828   $     993,039
  Current maturities of long-term debt                  10,505,000               -
                                                     --------------  --------------
    Total current liabilities                           11,028,828         993,039

LONG-TERM DEBT, net of current maturities               50,413,044      76,000,000

COMMITMENTS (Note B)

STOCKHOLDERS' EQUITY (DEFICIT):
  Class A common stock, voting, authorized
  5,000,000 shares of $.01 par value;
  issued and outstanding 549,254 and 1,264,264
  shares at March 31, 2004 and 2003,
  respectively                                               5,493          12,642
  Additional paid-in-capital                           110,963,897      65,381,476
  Notes receivable from stockholders                       (92,689)       (336,681)
  Retained earnings (accumulated deficit)                3,651,080    (114,158,563)
  Accumulated other comprehensive loss of subsidiary             -        (418,631)
                                                     --------------  --------------
Total stockholders' equity (deficit)                   114,527,781     (49,519,757)
                                                     --------------  --------------
                                                     $ 175,969,653   $  27,473,282
                                                     ==============  ==============

See notes to condensed financial statements.


NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------

                                                 Successor                      Predecessor
                                               --------------- ----------------------------------------------
                                               1 Month Ended   11 Months Ended          Year Ended
                                                 March 31,       February 29,     March 31,       March 31,
                                                    2004             2004            2003           2002
                                               --------------- ---------------- -------------- --------------
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES    $          -     $   (137,927)  $          -   $          -

INTEREST EXPENSE                                     (621,596)     (12,127,607)    (7,980,033)    (7,219,087)

INCOME TAX BENEFIT                                    105,197        4,499,552      2,752,947      2,538,084

EQUITY (DEFICIT) IN EARNINGS OF SUBSIDIARY         (3,715,249)      17,194,690     23,006,334     15,836,307

                                               --------------- ---------------- -------------- --------------
NET INCOME (LOSS)                                $ (4,231,648)   $   9,428,708   $ 17,779,248   $ 11,155,304
                                               =============== ================ ============== ==============


EARNINGS (LOSS) PER SHARE:

  Basic                                          $      (7.70)   $        7.45   $      14.07   $       8.83
                                               =============== ================ ============== ==============

  Diluted                                        $      (7.70)   $        7.30   $      13.88   $       8.83
                                               =============== ================ ============== ==============



See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------

                                                                    Successor                     Predecessor
                                                                  ---------------  ------------------------------------------
                                                                  1 Month Ended    11 Months Ended        Year Ended
                                                                    March 31,       February 29,     March 31,     March 31,
                                                                       2004             2004            2003         2002
                                                                  ---------------  ---------------- ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash flows from operating activities                         $ (13,747,108)    $  (8,307,927)  $        -   $        -
                                                                  ---------------  ---------------- ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of March 4, 2004 Transaction merger consideration         (181,244,926)                -            -            -
                                                                  ---------------  ---------------- ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                            50,009,190                 -            -            -
  Capital contribution                                                28,164,181                 -            -            -
  Proceeds from issuance of common stock                                       -                 -            -       13,752
  Payment of financing costs                                          (1,980,682)                -            -            -
  Principal payments on long-term debt                               (65,495,000)                -            -            -
  Proceeds from exercise of stock options                                      -            15,740       52,600            -
  Proceeds from payment on notes receivable from stockholders             50,471           208,089      552,089            -
  Purchases of treasury stock                                                  -       (32,696,577)           -            -
  Dividend payments received from subsidiary                         184,294,345        41,004,504            -            -
  Advances to subsidiary                                                 (50,471)         (223,829)    (604,689)     (13,752)
                                                                  ---------------  ---------------- ------------ ------------
    Net cash flows from financing activities                         194,992,034         8,307,927            -            -
                                                                  ---------------  ---------------- ------------ ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      -                 -            -            -

CASH AND CASH EQUIVALENTS, Beginning of year                                   -                 -            -            -
                                                                  ---------------  ---------------- ------------ ------------

CASH AND CASH EQUIVALENTS, End of year                             $           -     $           -   $        -   $        -
                                                                  ===============  ================ ============ ============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

  Cash paid during the period for interest                         $   2,718,280     $   8,170,000   $        -   $        -
  Notes receivable from stockholders recorded upon issuance
    of common stock                                                            -                 -            -      123,765
  Tax benefit on exercise of stock options                                     -            10,000       24,000            -
  Unpaid dividend declared by subsidiary                                       -         2,723,080            -            -

  Accumulated other comprehensive income (loss) associated
  with derivative financial instruments of subsidary                           -           418,631      185,936     (604,567)

See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DUE FROM SUBSIDIARY - NBC Acquisition Corp. (the "Company") files a consolidated federal income tax return with its wholly-owned subsidiary, Nebraska Book Company, Inc. ("NBC") and follows a policy of recording income taxes equal to that which would have been incurred had the Company filed a separate return. NBC is responsible for remitting tax payments and collecting tax refunds for the consolidated group. The non-current amount due from subsidiary represents the cumulative tax savings resulting from operating losses generated by the Company from which NBC derives the benefit through reduced tax payments on the consolidated return. The current portion of amounts due from subsidiary represents amounts held in escrow by NBC on the Company's behalf to be utilized to fund the redemption on April 3, 2004 of untendered principal balances and related accrued interest and call premiums thereon under the $76.0 million senior discount debentures refinanced in the March 4, 2004 Transaction.

    INVESTMENT IN SUBSIDIARY - The Company accounts for its investment in NBC under the equity method of accounting. Advances to or from NBC are included within the investment in subsidiary.

B.  COMMITMENTS

    The Company, along with NBC's wholly-owned subsidiary (Specialty Books, Inc.), has jointly and severally, unconditionally and irrevocably, guaranteed the prompt and complete payment and performance by NBC of NBC's obligations underlying the Senior Credit Facility, which matures at various dates through March 4, 2011. Such guarantee remains in full force and effect until all obligations underlying the Senior Credit Facility, which became effective February 13, 1998 and was most recently amended and restated on March 4, 2004, have been satisfied. The maximum potential future amounts payable under the guarantee at March 31, 2004 totaled $180.0 million in principal payments plus interest, which is based on variable rates. As this guarantee represents a parent's guarantee of its subsidiary's debt to a third party, such guarantee is not carried as a liability in the "Parent Company Only" financial statements.


NBC ACQUISITION CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
---------------------------------------------------------------------------------------------------------------------

                                                                   Charged to   Charged to
                                                     Beginning of  Costs and      Other         Net       End of Year
                                                     Year Balance   Expenses     Accounts   Charge-Offs     Balance
                                                     ------------ ------------- ----------- ------------- -----------
ONE MONTH ENDED MARCH 31, 2004 (SUCCESSOR)
  Allowance for doubtful accounts                      $ 510,839    $  218,205    $    -    $ (218,205)   $  510,839


ELEVEN MONTHS ENDED FEBRUARY 29, 2004 (PREDECESSOR)
  Allowance for doubtful accounts                        442,942        66,393         -         1,504       510,839


YEAR ENDED MARCH 31, 2003 (PREDECESSOR)
  Allowance for doubtful accounts                      1,429,803       451,578         -    (1,438,439)      442,942


YEAR ENDED MARCH 31, 2002 (PREDECESSOR)
  Allowance for doubtful accounts                        407,033     1,629,704         -      (606,934)    1,429,803


                                  EXHIBIT INDEX

2.1 Agreement and Plan of Merger, dated as of February 18, 2004, by and among NBC Holdings Corp., New NBC Acquisition Corp., NBC Acquisition Corp., certain Selling Stockholders named therein, and HWH Capital Partners, L.P., filed as Exhibit 2.1 to NBC Acquisition Corp. Registration Statement on Form S-4 (No. 333-114889), is incorporated herein by reference.

2.2 Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 2, 2004, by and among NBC Holdings Corp., New NBC Acquisition Corp., NBC Acquisitions Corp., certain Selling Stockholders named therein, and HWH Capital Partners, L.P., filed as Exhibit 2.2 to NBC Acquisition Corp. Registration Statement on Form S-4 (No. 333-114889), is incorporated herein by reference.

2.3 Stock Purchase Agreement, dated as of February 18, 2004, by and among Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund L.P., WPC Entrepreneur Fund II, MSD Ventures, L.P., HWH Capital Partners, L.P., NBC Acquisition Corp., and NBC Holdings Corp., filed as Exhibit 2.3 to NBC Acquisition Corp. Registration Statement on Form S-4 (No. 333-114889), is incorporated herein by reference.

2.4 Agreement for Purchase and Sale of Stock, dated as of May 26, 1999 by and among Nebraska Book Company, Inc., Dennis Rother, and Larry Rother, filed as Exhibit 2.1 to NBC Acquisition Corp. Form 8-K, as amended, dated June 4, 1999, is incorporated herein by reference.

2.5 Agreement of Sale, dated as of September 30, 1999 by and among Nebraska Book Company, Inc., Michigan College Book Company, Inc., Ned's Berkeley Book Company, Inc., Ned Shure, Fred Shure, and Jack Barenfanger filed as
        Exhibit 2.1 to NBC Acquisition Corp. Form 8-K, as amended, dated November 12, 1999, is incorporated herein by reference.

2.6 Agreement of Sale, as amended, dated as of May 11, 2001 between Nebraska Book Company, Inc. and University Co-operative Society, filed as Exhibit
        2.1 to NBC Acquisition Corp. Form 8-K dated May 11, 2001, is incorporated herein by reference.

2.7 Agreement and Plan of Merger, dated as of July 1, 2003, by and among TheCampusHub.com, Inc., Nebraska Book Company, Inc., and NBC Acquisition Corp., filed as Exhibit 2.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

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

4.2 Supplemental Indenture, dated March 4, 2004, between NBC Acquisition Corp. and The Bank of New York, as trustee filed as Exhibit 4.2 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

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

4.5 Indenture, dated March 4, 2004, by and among NBC Acquisition Corp., the subsidiary guarantors parties thereto and BNY Midwest Trust Company as Trustee, filed as Exhibit 4.5 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

4.6 Form of 11% Senior Discount Notes Due 2013 (included in Exhibit 4.5), filed as Exhibit 4.6 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

4.7 Form of Exchange Note of NBC Acquisition Corp. 11% Senior Discount Notes Due 2013.

4.8 Indenture dated as of February 13, 1998 by and between Nebraska Book Company, Inc. and United States Trust Company of New York, as Trustee, filed as Exhibit 4.5 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

4.9 Supplemental Indenture, dated as of July 1, 2002, by and among Specialty Books, Inc., Nebraska Book Company, Inc., and The Bank of New York, as Trustee, filed as Exhibit 10.1 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

4.10 Second Supplemental Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantor named therein and The Bank of New York, as Trustee, filed as Exhibit 4.9 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

4.11 Form of Initial Note of Nebraska Book Company, Inc. (included in 4.8 as Exhibit A), filed as Exhibit 4.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

4.12 Form of Exchange Note of Nebraska Book Company, Inc. (included in 4.8 as Exhibit B), filed as Exhibit 4.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

4.13 Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantors parties thereto and BNY Midwest Trust Company as Trustee, filed as Exhibit 4.12 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

4.14 Form of 8 5/8% Senior Subordinated Note Due 2012 (included in Exhibit 4.13), filed as Exhibit 4.13 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

4.15 Form of Exchange Note of Nebraska Book Company, Inc. 8 5/8% Senior Subordinated Note Due 2012.

10.1 Credit Agreement dated as of February 13, 1998 by and among NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank and certain other financial institutions, filed as Exhibit 10.1 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.2 First Amendment, dated as of May 21, 1999, to the Credit Agreement, dated as of February 13, 1998 by and among NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank, and certain other financial institutions, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1999, is incorporated herein by reference.

10.3 Second Amendment and Waiver, dated as of April 27, 2000, to the Credit Agreement, dated as of February 13, 1998, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., the Chase Manhattan Bank, and certain other financial institutions, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

10.4 Third Amendment, dated as of December 20, 2001, to the Credit Agreement, dated as of February 13, 1998, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., J.P. Morgan Chase Bank, and certain other financial institutions, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2001, is incorporated herein by reference.

10.5 Fourth Amendment and Waiver, dated as of June 4, 2002, to and under the Credit Agreement, dated as of February 13, 1998, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., JPMorgan Chase Bank, and certain other financial institutions, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.6 Fifth Amendment and Waiver, dated as of June 13, 2003, to and under the Credit Agreement, dated as of February 13, 1998, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., JPMorgan Chase Bank, and certain other financial institutions, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.7 Amended and Restated Credit Agreement, dated February 13, 1998, as amended and restated as of December 10, 2003, by and among NBC Acquisition Corp., Nebraska Book Company, Inc., and the other parties thereto, filed as Exhibit 99.1 to NBC Acquisition Corp. Current Report on Form 8-K dated December 10, 2003, is incorporated herein by reference.

10.8 Amended and Restated Credit Agreement, dated as of March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Several Lenders parties thereto, JPMorgan Chase Bank as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Syndication Agent, and Fleet National Bank and Wells Fargo Bank N.A., as Co-Documentation Agents, filed as Exhibit 10.8 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.9 Assumption Agreement, dated as of July 1, 2002 between Specialty Books, Inc. and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit
        10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10.10 Guarantee and Collateral Agreement, dated as of February 13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit 10.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.11 Amended and Restated Guarantee and Collateral Agreement, dated March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc. and Specialty Books, Inc. in favor of JPMorgan Chase Bank, as administrative agent, filed as Exhibit 10.11 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.12 Purchase Agreement dated February 10, 1998 by and between NBC Acquisition Corp. and Chase Securities Inc., filed as Exhibit 10.3 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.13 Purchase Agreement, dated as of March 4, 2004, by and among NBC Acquisition Corp. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.14 Purchase Agreement dated February 10, 1998 between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 10.4 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.15 Purchase Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.15 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.16 Merger Agreement, dated January 6, 1998, by and among NBC Merger Corp., NBC Acquisition Corp., and certain stockholders of NBC Acquisition Corp. named therein, filed as Exhibit 10.9 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.17 Stockholders Agreement, dated as of July 11, 2002, by and among NBC Acquisition Corp., HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., and the other stockholders party thereto, filed as Exhibit 4.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.18 Amended and Restated Stockholders Agreement, dated as of July 1, 2003, by and among NBC Acquisition Corp., HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., MSD Ventures, L.P., and the other stockholders party thereto, filed as Exhibit 4.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.19 Registration Rights Agreement, dated as of July 11, 2002, by and among HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., and NBC Acquisition Corp., filed as Exhibit 4.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.20 Amended and Restated Registration Rights Agreement, dated as of July 1, 2003, by and among HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., MSD Ventures, L.P., and NBC Acquisition Corp., filed as Exhibit 4.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.21 Exchange and Registration Rights Agreement dated as of February 13, 1998 by and between NBC Acquisition Corp. and Chase Securities Inc., filed as
        Exhibit 4.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.22 Registration Rights Agreement, dated as of March 4, 2004, by and among NBC Acquisition Corp. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.22 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.23 Exchange and Registration Rights Agreement dated as of February 13, 1998 by and between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 4.6 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.24 Registration Rights Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.24 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.25* Form of Memorandum of Understanding, dated as of February 13, 1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.5 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.26* Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

10.27* Addendum to the Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, dated March 29, 2002, filed as Exhibit 10.10 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

10.28* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Barry S. Major, filed as Exhibit 10.4 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.29* Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.30* Addendum to the Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.12 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

10.31* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Alan Siemek, filed as Exhibit 10.5 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.32* Memorandum of Understanding, dated as of November 1, 1999 by and between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of E-commerce, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

10.33* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Michael J. Kelly, filed as Exhibit
        10.6 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.34* Memorandum of Understanding, dated as of April 17, 2001 by and between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.35* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Robert Rupe, filed as Exhibit 10.7 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.36* Amendment to the Memorandums of Understanding by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe, Kenneth
        F. Jirovsky, William H. Allen, Thomas A. Hoff, Barry S. Major, Alan Siemek, Michael J. Kelly, and Robert Rupe, dated March 4, 2004.

10.37* NBC Acquisition Corp. 1995 Stock Incentive Plan adopted August 31, 1995, filed as Exhibit 10.6 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.38* NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

10.39* First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as
        Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.40* NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

10.41* First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.42* NBC Acquisition Corp. 2003 Performance Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.43* NBC Acquisition Corp. 2003 Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.44* NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.43 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.45* NBC Acquisition Corp. Senior Management Bonus Plan adopted June 30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

10.46* Form of Deferred Compensation Agreement by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.47* Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

10.48* NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.49 Agreement for Purchase and Sale of Stock dated January 9, 1998 by and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.10.1 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.50 First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.10.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.51 Commercial Lease Agreement made and entered into March 8, 1989, by and among Robert J. Chaney, Mary Charlotte Chaney and Robert J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as Exhibit 10.11 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.52 Lease Agreement entered into as of September 1, 1986, by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as
        Exhibit 10.12 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.53   Lease Agreement entered into as of September 1, 1986, by and among John
        B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.54 Lease Agreement entered into as of September 1, 1986 by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as
        Exhibit 10.14 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.55 Lease Agreement made and entered into October 12, 1988 by and among Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit
        10.15 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.56 Industrial Real Estate Lease dated June 22, 1987 by and among Cyprus Land Company and Nebraska Book Company, Inc., filed as Exhibit 10.16 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

12.1 Statements regarding computation of ratios, filed as Exhibit 12.1 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

14.1 Code of Business Conduct and Ethics and Code of Ethics for Our Principal Executive Officer and Senior Financial Officers for NBC Acquisition Corp.

21.1 Subsidiaries, filed as Exhibit 21.1 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

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

    * - Management contracts or compensatory plans filed herewith or incorporated by reference.

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the consolidated financial statements included herein.