Form 10-Q
period 2004-06-30
NBC ACQUISITION CORP
filed 2004-08-11
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

            TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
                         AUGUST 11, 2004: 549,254 SHARES

                            TOTAL NUMBER OF PAGES: 29

                             EXHIBIT INDEX: PAGE 29

                                         PART I. FINANCIAL INFORMATION


                                         ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.


CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                                                       Successor              Predecessor
                                                                            ------------------------------- ---------------
                                                                               June 30,        March 31,       June 30,
                                                                                 2004            2004            2003
                                                                            --------------- --------------- ---------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                 $   5,715,569   $  33,276,181   $   6,455,254
   Restricted cash                                                                       -      27,065,000               -
   Receivables                                                                  29,046,169      30,412,590      30,656,956
   Inventories                                                                  97,734,855      70,139,222      93,066,834
   Recoverable income taxes                                                      4,250,650       5,351,480       2,766,865
   Deferred income taxes                                                         6,969,015       6,102,015       4,600,252
   Prepaid expenses and other assets                                               821,949         873,167         866,637
                                                                            --------------- --------------- ---------------
         Total current assets                                                  144,538,207     173,219,655     138,412,798

PROPERTY AND EQUIPMENT, net of depreciation & amortization                      38,095,507      36,133,256      27,627,058

GOODWILL                                                                       271,571,845     268,646,931      30,481,472

IDENTIFIABLE INTANGIBLES, net of amortization                                  156,229,368     157,505,632       1,241,761

DEBT ISSUE COSTS, net of amortization                                           11,871,970      11,968,909       5,650,223

OTHER ASSETS                                                                     1,895,247       2,216,565       2,799,416
                                                                            --------------- --------------- ---------------
                                                                             $ 624,202,144   $ 649,690,948   $ 206,212,728
                                                                            =============== =============== ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                          $  15,781,650   $  18,271,940   $  19,053,314
   Accrued employee compensation and benefits                                    5,466,202       9,118,730       4,441,375
   Accrued interest                                                              5,047,078       2,565,785       6,952,236
   Accrued incentives                                                            9,178,586       6,982,304       7,303,837
   Accrued expenses                                                              1,187,694       1,211,448       1,036,658
   Deferred revenue                                                                845,288         898,658         444,962
   Current maturities of long-term debt                                          1,829,664      27,743,881      17,771,293
   Current maturities of capital lease obligations                                 193,264         167,433         129,573
   Revolving credit facility                                                     8,500,000               -       2,300,000
                                                                            --------------- --------------- ---------------
        Total current liabilities                                               48,029,426      66,960,179      59,433,248

LONG-TERM DEBT, net of current maturities                                      404,955,091     404,048,043     197,748,779

CAPITAL LEASE OBLIGATIONS, net of current maturities                             2,714,774       2,138,151       2,269,518

OTHER LONG-TERM LIABILITIES                                                        321,418         317,287         305,068

DEFERRED INCOME TAXES                                                           60,779,507      61,699,507               -

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, voting, authorized 5,000,000 shares of $.01 par value;
      549,254 shares issued and outstanding at June 30, 2004; 549,254 shares issued and outstanding at March 31, 2004;
      1,264,546 shares issued and outstanding at June 30, 2003                       5,493           5,493          12,645
   Additional paid-in capital                                                  110,963,897     110,963,897      65,407,213
   Notes receivable from stockholders                                              (93,902)        (92,689)       (341,091)
   Retained earnings (accumulated deficit)                                      (3,473,560)      3,651,080    (118,406,085)
   Accumulated other comprehensive income (loss)                                         -               -        (216,567)
                                                                            --------------- --------------- ---------------
         Total stockholders' equity (deficit)                                  107,401,928     114,527,781     (53,543,885)
                                                                            --------------- --------------- ---------------
                                                                             $ 624,202,144   $ 649,690,948   $ 206,212,728
                                                                            =============== =============== ===============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                    Successor      Predecessor
                                                  ------------    -------------
                                                  Three Months    Three Months
                                                     Ended            Ended
                                                  June 30, 2004   June 30, 2003
                                                  -------------   -------------

REVENUES, net of returns                          $ 52,295,345    $ 54,761,183

COSTS OF SALES                                      31,488,424      32,973,997
                                                  -------------   -------------
        Gross profit                                20,806,921      21,787,186

OPERATING EXPENSES:
  Selling, general and administrative               22,061,673      22,157,134
  Depreciation                                       1,049,056         754,294
  Amortization                                       2,006,396         159,330
                                                  -------------   -------------
                                                    25,117,125      23,070,758
                                                  -------------   -------------
LOSS FROM OPERATIONS                                (4,310,204)     (1,283,572)

OTHER EXPENSES (INCOME):
  Interest expense                                   7,564,897       5,642,817
  Interest income                                            -          (8,758)
  Gain on derivative financial instruments                   -            (105)
                                                  ------------    -------------
                                                     7,564,897       5,633,954
                                                  ------------    -------------
LOSS BEFORE INCOME TAXES                           (11,875,101)     (6,917,526)

INCOME TAX BENEFIT                                  (4,750,461)     (2,670,004)
                                                  -------------   -------------
NET LOSS                                          $ (7,124,640)   $ (4,247,522)
                                                  =============   =============
EARNINGS (LOSS) PER SHARE:
  Basic                                           $     (12.97)   $      (3.36)
                                                  =============   =============
  Diluted                                         $     (12.97)   $      (3.36)
                                                  =============   =============
WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                                549,254       1,264,401
                                                  =============   =============
  Diluted                                              549,254       1,264,401
                                                  =============   =============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                              Notes        Retained      Accumulated
                                              Additional    Receivable     Earnings         Other
                                      Common    Paid-in        From      (Accumulated   Comprehensive                Comprehensive
                                      Stock     Capital    Stockholders     Deficit)     Income (Loss)     Total          Loss
                                     ------- ------------- ------------  -------------  -------------  ------------- --------------
BALANCE, April 1, 2003 (Predecessor) $12,642 $ 65,381,476   $ (336,681)  $(114,158,563)   $ (418,631)   $(49,519,757)

   Issuance of 300 shares of
   common stock upon exercise
   of stock options, including
   tax benefit of $10,000                  3       25,737            -               -             -          25,740   $          -

   Interest accrued on
   stockholder notes                       -            -       (4,410)              -             -          (4,410)             -

   Net loss                                -            -            -      (4,247,522)            -      (4,247,522)    (4,247,522)

   Other comprehensive income,
   net of taxes:
     Unrealized gains on
     interest rate swap
     agreements, net of
     taxes of $123,636                     -            -            -               -       202,064         202,064        202,064
                                     ------- ------------- ------------  --------------  -------------  ------------- --------------
BALANCE, June 30, 2003 (Predecessor) $12,645 $ 65,407,213   $ (341,091)  $(118,406,085)   $ (216,567)   $(53,543,885)  $ (4,045,458)
                                     ======= ============= ============  ==============  =============  ============= ==============


BALANCE, April 1, 2004 (Successor)   $ 5,493 $110,963,897   $  (92,689)  $   3,651,080    $        -    $114,527,781

   Interest accrued on
   stockholder note                        -            -       (1,213)              -             -          (1,213)  $          -

   Net loss                                -            -            -      (7,124,640)            -      (7,124,640)    (7,124,640)

                                     ------- ------------- ------------  --------------  -------------  ------------- --------------
BALANCE, June 30, 2004 (Successor)   $ 5,493 $110,963,897   $  (93,902)   $ (3,473,560)   $        -    $107,401,928   $ (7,124,640)
                                     ======= ============= ============  ==============  =============  ============= ==============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
---------------------------------------------------------------------------------------------

                                                                   Successor     Predecessor
                                                                 -------------  -------------
                                                                 Three Months   Three Months
                                                                     Ended         Ended
                                                                 June 30, 2004  June 30, 2003
                                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $(7,124,640)   $ (4,247,522)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
      Provision for losses on receivables                            (16,505)          7,067
      Depreciation                                                 1,049,056         754,294
      Amortization                                                 2,408,862         564,858
      Original issue debt discount amortization                    1,364,764               -
      Noncash interest income from derivative
        financial instruments                                              -         (15,305)
      Gain on derivative financial instruments                             -         (84,959)
      Loss on disposal of assets                                           -           6,239
      Deferred income taxes                                       (1,787,000)       (226,000)
      Changes in operating assets and liabilities,
      net of effect of acquisitions/disposals:
        Receivables                                                1,383,013      (1,585,582)
        Inventories                                              (27,042,597)    (23,616,258)
        Recoverable income taxes                                   1,100,830      (2,766,865)
        Prepaid expenses and other assets                             51,218         (32,353)
        Other assets                                                 332,686        (106,370)
        Accounts payable                                          (2,490,290)       (378,023)
        Accrued employee compensation and benefits                (3,652,528)     (6,201,338)
        Accrued interest                                           2,481,293       4,446,464
        Accrued incentives                                         2,196,282       1,784,954
        Accrued expenses                                             (17,871)          8,814
        Income taxes payable                                               -         (79,932)
        Deferred revenue                                             (53,370)        (93,268)
        Other long-term liabilities                                    4,131           4,245
                                                                 ------------   -------------
           Net cash flows from operating activities              (29,812,666)    (31,856,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                            (2,198,589)       (644,141)
   Acquisitions, net of cash acquired                             (4,395,633)     (1,271,395)
   Proceeds from sale of property and equipment and other                  -           2,920
   Software development costs                                              -         (48,299)
                                                                 ------------   -------------
           Net cash flows from investing activities               (6,594,222)     (1,960,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of financing costs                                       (305,527)              -
   Principal payments on long-term debt                          (26,371,933)     (1,416,918)
   Principal payments on capital lease obligations                   (41,264)        (31,195)
   Proceeds from exercise of stock options                                 -          15,740
   Net increase in revolving credit facility                       8,500,000       2,300,000
   Decrease in restricted cash                                    27,065,000               -
                                                                 ------------   -------------
           Net cash flows from financing activities                8,846,276         867,627
                                                                 ------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (27,560,612)    (32,950,128)

CASH AND CASH EQUIVALENTS, Beginning of period                    33,276,181      39,405,382
                                                                 ------------   -------------
CASH AND CASH EQUIVALENTS, End of period                         $ 5,715,569    $  6,455,254
                                                                 ============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
   Cash paid (refunded) during the period for:
      Interest                                                   $ 3,305,572    $    890,984
      Income taxes                                                (4,064,291)        402,793

   Noncash investing and financing activities:

      Property acquired through capital lease                    $   643,718    $          -

      Accumulated other comprehensive income (loss):
        Unrealized gains on interest rate swap agreements,
          net of income taxes                                              -         202,064
        Deferred taxes resulting from accumulated
          other comprehensive income (loss)                                -         123,636

      Tax benefit on exercise of stock options                             -          10,000

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION - The consolidated balance sheet of NBC Acquisition Corp. (the "Company") and its wholly-owned subsidiary, Nebraska Book Company, Inc. ("NBC"), at March 31, 2004 was derived from the Company's audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company's operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period consolidated financial statements to conform with current year presentation. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2004 included in the Company's Annual Report on Form 10-K. References in this Quarterly Report on Form 10-Q to the terms "we," "our," "ours," and "us" refer collectively to the Company and its subsidiaries, including NBC, except where otherwise indicated. The Company does not conduct significant activities apart from its investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC.

    On March 4, 2004, Weston Presidio gained controlling interest in the Company through (i) the formation of two new corporations, NBC Holdings Corp. and New NBC Acquisition Corp.; (ii) a $28.2 million equity investment by Weston Presidio in NBC Holdings Corp., funds for which were ultimately paid to the Company in the form of a capital contribution; (iii) Weston Presidio's purchase of 36,455 shares of the Company's common stock directly from its holders; (iv) the cancellation of 870,285 shares of the Company's common stock upon payment by the Company of merger consideration of $180.4 million to the shareholders of record for such shares; (v) the exchange of 397,711 shares of the Company's common stock for 512,799 shares of New NBC Acquisition Corp. capital stock in the merger of the two entities with the Company as the surviving entity; and (vi) the exchange of 512,799 shares of the Company's common stock by Weston Presidio and current and former members of NBC management for a like number of shares of NBC Holdings Corp. capital stock. Payment of the $180.4 million of merger consideration was funded through proceeds from the $28.2 million capital contribution, available cash, and proceeds from $405.0 million in new debt financing, of which $261.0 million was utilized to retire certain debt instruments outstanding at March 4, 2004 or to place funds in escrow for untendered debt instruments called for redemption on March 4, 2004 and redeemed on April 3, 2004. As a result of this transaction, the Company's results of operations, financial position and cash flow's prior to the transaction are presented as the "Predecessor." The Company's results of operations, financial position and cash flows thereafter are presented as the "Successor."

    We generally refer to all of the above steps and transactions that comprise this entire transaction, collectively, as the "March 4, 2004 Transaction." The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to the Company and NBC as of the date of the transaction. The March 4, 2004 Transaction was accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No.141, BUSINESS COMBINATIONS and EITF 88-16, BASIS IN LEVERAGED BUYOUT TRANSACTIONS. Accordingly, the Company was revalued at the time of the March 4, 2004 Transaction to fair value to the extent of the majority stockholder's (Weston Presidio's) 96.9% controlling interest in the Company. The remaining 3.1% is accounted for at the continuing stockholders' (current and former members of NBC management) carryover basis in the Company. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of Weston Presidio's 96.9% ownership of outstanding common stock. Fair value was determined in part using an independent third-party appraisal.

    The following unaudited pro forma financial information for the three months ended June 30, 2003 was prepared as if the March 4, 2004 Transaction had occurred on April 1, 2003.

                                                           Predecessor
                                                         ----------------
                                                          Quarter Ended
                                                             June 30,
                                                               2003
                                                         ----------------
             Revenues, net of returns                       $ 54,761,183
             Net loss                                         (6,864,078)
             Earnings (loss) per share:
               Basic                                              (12.50)
               Diluted                                            (12.50)

    These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for depreciation and amortization arising from the step-up in basis of assets in the March 4, 2004 Transaction, interest expense on debt issued in connection with the March 4, 2004 Transaction, and the related income tax adjustments. These adjustments were tax effected using the Company's effective tax rate of 38.6% for the three months ended June 30, 2003. The pro forma information is not necessarily indicative of the results that would have occurred had the March 4, 2004 Transaction occurred at the beginning of the period presented, nor is it necessarily indicative of future results.

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

    In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO.
    123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                               Successor    Predecessor
                                                            -------------- --------------
                                                               Quarter Ended June 30,
                                                                 2004           2003
                                                            -------------- --------------
Net loss, as reported                                        $ (7,124,640)  $ (4,247,522)

Add:  Stock-based employee compensation expense
included in reported net loss, net of related tax effects               -              -

Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects                       -        (11,327)
                                                            -------------- --------------
Pro forma net loss                                           $ (7,124,640)  $ (4,258,849)
                                                            ============== ==============
Earnings (loss) per share:
  Basic - as reported                                        $     (12.97)  $      (3.36)
  Basic - pro forma                                                (12.97)         (3.37)
  Diluted - as reported                                            (12.97)         (3.36)
  Diluted - pro forma                                              (12.97)         (3.37)


    Stock options outstanding at June 30, 2004, which were granted in conjunction with the March 4, 2004 Transaction, were fully vested at the date of grant.

3. EARNINGS PER SHARE - Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. For purposes of calculating basic and diluted earnings per share, weighted-average common shares outstanding for the quarters ended June 30, 2004 and 2003 were as follows:

                                                       Successor    Predecessor
                                                      ------------  ------------
                                                        Quarter Ended June 30,
                                                         2004           2003
                                                      ------------  ------------
    Basic Earnings Per Share:
      Weighted-average common shares outstanding         549,254      1,264,401

    Diluted Earnings Per Share:
      Weighted-average common shares outstanding         549,254      1,264,401
      Incremental shares attributable to stock options    11,826         26,522
      Stock options outstanding                           49,778         81,825


    For purposes of calculating diluted earnings per share, weighted-average common shares outstanding for the quarters ended June 30, 2004 and 2003 exclude incremental shares, as to include such shares would have been antidilutive for the periods presented.

4.  INVENTORIES - Inventories are summarized as follows:

                                             Successor           Predecessor
                                    --------------------------- -------------
                                      June 30,     March 31,       June 30,
                                        2004          2004           2003
                                    ------------- ------------- -------------
    Textbook Division                $43,127,140   $31,247,606   $39,716,411
    Bookstore Division                51,305,702    35,313,780    45,229,422
    Complementary Services Division    3,302,013     3,577,836     8,121,001
                                    ------------- ------------- -------------
                                     $97,734,855   $70,139,222   $93,066,834
                                    ============= ============= =============

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the three months ended June 30, 2004 and 2003 and the year ended March 31, 2004. During the three months ended June 30, 2004, the Company acquired three bookstores in two separate transactions which resulted in additions to goodwill. Goodwill assigned to corporate administration represents the goodwill arising out of the March 4, 2004 Transaction, as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                                            Complementary
                                             Bookstore        Services        Corporate
                                              Division        Division      Administration      Total
                                           --------------- ---------------- --------------- --------------
Balance, April 1, 2003 (Predecessor)         $ 13,702,249      $         -    $ 16,770,574   $ 30,472,823

Additions to goodwill:
  Bookstore acquisitions                            8,649                -               -          8,649

                                           --------------- ---------------- --------------- --------------
Balance, June 30, 2003 (Predecessor)         $ 13,710,898      $         -    $ 16,770,574   $ 30,481,472
                                           =============== ================ =============== ==============

Balance, April 1, 2003 (Predecessor)         $ 13,702,249      $         -    $ 16,770,574   $ 30,472,823

Additions to goodwill:
  Bookstore acquisitions                           11,373                -               -         11,373

  Acquisition of TheCampusHub.com, Inc.                 -        3,604,375               -      3,604,375
                                           --------------- ---------------- --------------- --------------
Balance, February 29, 2004 (Predecessor)       13,713,622        3,604,375      16,770,574     34,088,571

Additions to goodwill:
  Purchase accounting adjustment -
  TheCampusHub.com, Inc.                                -          100,856               -        100,856

  March 4, 2004 Transaction                   (13,713,622)      (3,705,231)    250,344,097    232,925,244

  Bookstore acquisitions                        1,532,260                -               -      1,532,260
                                           --------------- ---------------- --------------- --------------
Balance, March 31, 2004 (Successor)             1,532,260                -     267,114,671    268,646,931

Additions to goodwill:
  Purchase accounting adjustment -
  March 4, 2004 Transaction                             -                -          (4,918)        (4,918)

  Bookstore acquisitions                        2,929,832                -               -      2,929,832
                                           --------------- ---------------- --------------- --------------
Balance, June 30, 2004 (Successor)           $  4,462,092      $         -    $267,109,753   $271,571,845
                                           =============== ================ =============== ==============

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of June 30, 2004, March 31, 2004, and June 30, 2003:

                                       June 30, 2004 (Successor)
                            -----------------------------------------------
                               Gross                             Net
                              Carrying       Accumulated      Carrying
                               Amount        Amortization      Amount
                            --------------- --------------- ---------------
 Customer relationships      $ 114,830,000    $ (1,913,440)  $ 112,916,560
 Developed technology           11,473,750        (637,066)     10,836,684
 Covenants not to compete        1,417,333        (261,209)      1,156,124
                            --------------- --------------- ---------------
                             $ 127,721,083    $ (2,811,715)  $ 124,909,368
                            =============== =============== ===============

                                        March 31, 2004 (Successor)
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
                            =============== =============== ===============

                                        June 30, 2003 (Predecessor)
                            -----------------------------------------------
                               Gross                             Net
                              Carrying       Accumulated      Carrying
                               Amount        Amortization      Amount
                            --------------- --------------- ---------------
 Developed technology        $   1,916,796    $   (859,274)  $   1,057,522
 Covenants not to compete          647,333        (463,094)        184,239
                            --------------- --------------- ---------------
                             $   2,564,129    $ (1,322,368)  $   1,241,761
                            =============== =============== ===============

    Information regarding aggregate amortization expense for the three months ended June 30, 2004 and 2003 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                             Amortization
                                                               Expense
                                                            --------------

        Three months ended June 30, 2004 (Successor)          $ 2,004,264
        Three months ended June 30, 2003 (Predecessor)            157,198

        Estimated amortization expense for the
        fiscal years ending March 31:
           2005                                               $ 8,038,000
           2006                                                 7,986,000
           2007                                                 7,972,000
           2008                                                 7,684,000
           2009                                                 7,677,000


    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

6. LONG-TERM DEBT - Indebtedness at June 30, 2004 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to NBC through a syndicate of lenders, consisting of an $180.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes") issued by NBC; $77.0 million of 11.0% senior discount notes (the "Senior Discount Notes") issued at a discount of $27.0 million, and capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at June 30, 2004 was $50.0 million, of which $8.5 million has been drawn.

    The interest rate on the Senior Credit Facility is Prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.75%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility.

    The Senior Credit Facility stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently amended and restated on March 4, 2004, shall be applied towards prepayment of the Term Loan. As a result of the amendment and restatement of the Credit Agreement on March 4, 2004, the next excess cash flow measurement date will be March 31, 2005.

    The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012. The Senior Discount Notes, which mature on March 15, 2013, accrete in value at the rate of 11.0% compounded semi-annually through March 15, 2008, with semi-annual cash interest payments commencing September 15, 2008.

    In conjunction with the March 4, 2004 Transaction, certain of the notes under the former 8.75% senior subordinated notes and the former 10.75% senior discount debentures were not tendered by the holders, but were instead called for redemption on March 4, 2004 and redeemed on April 3, 2004. Such redemption, including payment of interest and call premiums, was funded through $27.1 million of restricted cash held in escrow.

7. DERIVATIVE FINANCIAL INSTRUMENTS - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133; SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES; and SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This standard requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. In the past, the Company has utilized derivative financial instruments primarily to manage the risk that changes in interest rates will affect the amount of its future interest payments on its variable rate debt and adopted SFAS No. 133 effective April 1, 2001.

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

                                                                       Successor                Predecessor
                                                            --------------------------------- -----------------
                                                               June 30,         March 31,         June 30,
                                                                2004               2004             2003
                                                            ---------------- ---------------- -----------------
Total indebtedness outstanding                                $ 418,192,793    $ 434,097,508     $ 220,219,163

Term debt subject to Eurodollar fluctuations                    179,550,000      180,000,000        29,036,472

Revolving credit facility subject to Prime rate fluctuations      8,500,000                -         2,300,000

Notional amounts under swap agreements                                    -                -        36,400,000

Fixed interest rate indebtedness                                230,142,793      254,097,508       188,882,691

Variable interest rate, including applicable margin:
   Term Debt - Term Loan                                              3.91%            3.84%                 -
   Term Debt - Tranche A Loans                                            -                -             2.59%
   Term Debt - Tranche B Loans                                            -                -             3.59%
   Revolving Credit Facility                                          6.00%                -             4.50%


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

    Under hedge accounting, the interest rate swap agreements were reflected at fair value in the Company's consolidated balance sheets (as "accounts payable" at June 30, 2003) and the related gains or losses on these agreements were generally recorded in stockholders' equity, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive income (loss) were reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged were recognized in earnings. Except as described below, the net effect of this accounting on the Company's consolidated results of operations was that interest expense on the term debt was generally being recorded based on fixed interest rates until the interest rate swap agreements expired on July 31, 2003. The fair value of the interest rate swap agreements reflected as a liability at June 30, 2003 totaled $0.4 million.

    As a result of a $10.0 million optional prepayment of term debt on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlated with remaining principal balances due under the term debt. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the term debt represented the portion of the agreements that no longer qualified for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualified for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the term debt. The fair value allocated to the portion of the interest rate swap agreements that no longer qualified for hedge accounting was immediately recognized in the Company's consolidated results of operations as a loss on derivative financial instruments and totaled approximately $(0.4) million. Changes in the fair value of this portion of the interest rate swap agreements, along with the proportionate share of actual net cash settlements attributable to this portion of the agreements, were also recognized as a gain (loss) on derivative financial instruments in the consolidated statements of operations.

    Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the period ended June 30, 2003:

                                                            Predecessor
                                                           --------------
                                                             June 30,
                                                               2003
                                                           --------------
        Increase in fair value of swap agreements
        designated as hedges                                 $ 341,005

        Year-to-date interest income recorded
        due to hedge ineffectiveness                            15,305

    Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest income from derivative financial instruments", "gain on derivative financial instruments", or as noncash investing and financing activities.

8. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Textbook Division, Bookstore Division, and Complementary Services Division. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Bookstore Division segment encompasses the operating activities of the Company's 117 college bookstores as of June 30, 2004 located on or adjacent to college campuses. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, property and equipment, intangibles, and other assets), net interest expense and taxes are generally not allocated between the Company's segments; instead, such balances are generally accounted for in a corporate administrative division. The following table provides selected information about profit or loss on a segment basis for the quarters ended June 30, 2004 and 2003, respectively:

                                                                            Complementary
                                              Textbook        Bookstore       Services
                                              Division         Division        Division        Total
                                            --------------- --------------- --------------- -------------
Quarter ended June 30, 2004 (Successor):
  External customer revenues                  $ 19,087,613    $ 23,922,776   $   9,284,956  $ 52,295,345
  Intersegment revenues                          6,468,364         212,490         653,426     7,334,280
  Depreciation and amortization expense          1,496,202         812,306         690,169     2,998,677
  Earnings (loss) before interest, taxes,
    depreciation and amortization (EBITDA)       4,689,497      (2,521,296)        769,685     2,937,886

Quarter ended June 30, 2003 (Predecessor):
  External customer revenues                  $ 19,682,118    $ 22,000,688   $  13,078,377  $ 54,761,183
  Intersegment revenues                          5,347,032         252,568         367,771     5,967,371
  Depreciation and amortization expense            211,262         505,655         159,340       876,257
  Earnings (loss) before interest, taxes,
    depreciation and amortization (EBITDA)       4,651,715      (2,368,516)      1,116,405     3,399,604

    The following table reconciles segment information presented above with information as presented in the consolidated financial statements for the quarters ended June 30, 2004 and 2003, respectively:


                                                Successor      Predecessor
                                              --------------  --------------
                                                 Quarter Ended June 30,
                                                 2004              2003
                                              --------------  --------------
   Revenues:
     Total for reportable segments             $ 59,629,625    $ 60,728,554
     Elimination of intersegment revenues        (7,334,280)     (5,967,371)
                                              --------------  --------------
       Consolidated total                      $ 52,295,345    $ 54,761,183
                                              ==============  ==============

   Depreciation and Amortization Expense:
     Total for reportable segments             $  2,998,677    $    876,257
     Corporate administration                        56,775          37,367
                                              --------------  --------------
       Consolidated total                      $  3,055,452    $    913,624
                                              ==============  ==============

   Loss Before Income Taxes:
     Total EBITDA for reportable segments      $  2,937,886    $  3,399,604
     Corporate administrative costs              (4,192,638)     (3,769,552)
                                              --------------  --------------
                                                 (1,254,752)       (369,948)
     Depreciation and amortization               (3,055,452)       (913,624)
                                              --------------  --------------
       Consolidated loss from operations         (4,310,204)     (1,283,572)
     Interest and other expenses, net            (7,564,897)     (5,633,954)
                                              --------------  --------------
       Consolidated loss before income taxes   $(11,875,101)   $ (6,917,526)
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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash
    Flows:
                                                    Successor      Predecessor
                                                 --------------- ---------------
                                                      Quarter ended June 30,
                                                      2004             2003
                                                 --------------- ---------------

EBITDA                                            $  (1,254,752)  $    (369,948)

Adjustments to reconcile EBITDA to net cash flows from operating activities:

   Interest income                                            -           8,758
   Provision for losses on accounts receivable          (16,505)          7,067
   Cash paid for interest                            (3,305,572)       (890,984)
   Cash (paid) refunded for income taxes              4,064,291        (402,793)
   Loss on disposal of assets                                 -           6,239
   Other                                                (10,802)              -
   Changes in operating assets and liabilities,
    net of effect of acquisitions/disposals (1)     (29,289,326)    (30,215,179)
                                                 --------------- ---------------
Net Cash Flows from Operating Activities          $ (29,812,666)  $ (31,856,840)
                                                 =============== ===============
Net Cash Flows from Investing Activities          $  (6,594,222)  $  (1,960,915)
                                                 =============== ===============
Net Cash Flows from Financing Activities          $   8,846,276   $     867,627
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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                EXECUTIVE SUMMARY

OVERVIEW

    REVENUE GROWTH. Our two largest divisions, the Bookstore and Textbook Divisions, grew revenue by approximately $2.4 million for the three months ended June 30, 2004 compared to the same period a year ago. However, on a combined consolidated basis revenues decreased $2.5 million or 4.5% for that period. The revenue growth in our largest divisions was more than offset by a decrease in revenue in the Complementary Services Division. That decrease related primarily to the decline in services performed for the largest distance education customer who is in the process of discontinuing the use of our services for delivery of educational materials during the 2005 fiscal year. While we are still serving this customer's program, we expect that revenues from this program will continue to decrease until the contract expires in the second quarter of fiscal 2005. Revenues from the Textbook Division have increased due to price increases, while the Bookstore Division revenue has increased due to the acquisition or contract-management of additional stores. Same store sales decreased approximately 3.9% as some colleges and universities have cut back on summer school offerings due, we believe, to budget considerations. Our first fiscal quarter has historically been the lowest revenue quarter during our fiscal year.

    EBITDA RESULTS. Our combined consolidated EBITDA decreased $0.9 million for the quarter. EBITDA is considered a non-GAAP measure by SEC Regulation G and therefore you should refer to the more detailed explanation of that measure that is provided later in this Management's Discussion & Analysis. This decrease is primarily due to the decrease in revenue from the distance education program noted above and an increase in used textbook sales from our Textbook Division to our Bookstore Division compared to same period in the prior year. Gross margins, and therefore EBITDA, earned by the Textbook Division on sales to the Bookstore Division are not recognized on a consolidated basis until the books are ultimately sold to students primarily during back-to-school periods in August and September or January.

    ACQUISITIONS. We completed the acquisition or initiated the contract-management of four bookstore locations in the first quarter: two locations in Jacksonville, Florida; one location in Toledo, Ohio; and one location in Alma, Michigan. We also acquired one small bookstore location in late July. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

CHALLENGES AND EXPECTATIONS

    We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past. We have experienced, and continue to experience, competition for the supply of used textbooks from other textbook wholesalers, competition from alternative media as a source of textbook information, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Despite these challenges, we expect that we will continue to grow revenue and EBITDA on a consolidated basis in fiscal 2005. We also expect that our capital spending will remain modest for a company of our size.

     QUARTER ENDED JUNE 30, 2004 COMPARED WITH QUARTER ENDED JUNE 30, 2003.

    REVENUES. Revenues for the quarters ended June 30, 2004 and 2003 and the corresponding change in revenues were as follows:


                                        Successor     Predecessor           Change
                                     -------------- -------------- -------------------------
                                         2004           2003           Amount    Percentage
                                     -------------- -------------- ------------- -----------
   Textbook Division                  $ 25,555,977   $ 25,029,150  $    526,827       2.1 %
   Bookstore Division                   24,135,266     22,253,256     1,882,010       8.5 %
   Complementary Services Division       9,938,382     13,446,148    (3,507,766)    (26.1)%
   Intercompany eliminations            (7,334,280)    (5,967,371)   (1,366,909)     22.9 %
                                     -------------- -------------- ------------- -----------
                                      $ 52,295,345   $ 54,761,183  $ (2,465,838)     (4.5)%
                                     ============== ============== ============= ===========

    Textbook Division revenues were up slightly at 2.1% due to price increases, offset partially by a slight decline in units sold for the quarter ended June 30, 2004 compared to June 30, 2003. We believe unit sales are directly related to the number of units purchased in the December and May student book buys each year as Textbook Division revenues are limited by the supply of used textbooks available to us. The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores and was offset by a slight decrease in same store sales. The new bookstores provided an additional $2.7 million of revenue in the quarter ended June 30, 2004. Same store sales were down 3.9%, or $0.9 million, from the quarter ended June 30, 2003, which we believe is partially due to fewer summer classes being offered by certain schools due to budget considerations. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to discontinue the use of our services for delivery of education materials in fiscal 2005. Corresponding to the overall growth in the number of company-owned college bookstores, our intercompany transactions also increased.

    GROSS PROFIT. Gross profit for the quarter ended June 30, 2004 decreased $1.0 million, or 4.5%, to $20.8 million from $21.8 million for the quarter ended June 30, 2003. This decrease was primarily attributable to the aforementioned decline in revenues in the Complementary Services Division, increased costs associated with the Textbook Division's incentive programs, and an increase in the intercompany elimination of profit in inventory for textbooks sold by the Textbook Division to the Bookstore Division that remained in inventory at the end of the period. Gross profit earned by the Textbook Division on sales to the Bookstore Division are not recognized on a consolidated basis until the books are ultimately sold to students primarily during back-to-school periods in August and September or January. Gross margin percent remained stable at 39.8% for the quarters ended June 30, 2004 and 2003.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended June 30, 2004 decreased $0.1 million, or 0.4%, to $22.1 million from $22.2 million for the quarter ended June 30, 2003. Selling, general and administrative expenses as a percentage of revenues were 42.2% and 40.5% for the quarters ended June 30, 2004 and 2003, respectively. The increase in expenses as a percentage of revenues was partly attributable to an increase in the Bookstore Division's selling, general and administrative expenses due to increased expenses associated with the growth of this division in a quarter in which revenues are historically low in comparison to other quarters of the year. The increase in expenses as a percentage of revenues was also partly due to the decline in revenues outpacing the decline in expenses in the Complementary Services Division. The decrease in total selling, general and administrative expenses was primarily attributable to the overall decline in revenues and to focused attention towards expense reductions in the other divisions.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended June 30, 2004 and 2003 and the corresponding change in EBITDA were as follows:

                                        Successor    Predecessor         Change
                                     -------------- ------------- ------------------------
                                          2004           2003        Amount    Percentage
                                     -------------- ------------- ------------ -----------
   Textbook Division                  $  4,689,497   $ 4,651,715   $   37,782        0.8 %
   Bookstore Division                   (2,521,296)   (2,368,516)    (152,780)      (6.5)%
   Complementary Services Division         769,685     1,116,405     (346,720)     (31.1)%
   Corporate administration             (4,192,638)   (3,769,552)    (423,086)     (11.2)%
                                     -------------- ------------- ------------ -----------
                                      $ (1,254,752)  $  (369,948)  $ (884,804)    (239.2)%
                                     ============== ============= ============ ===========

    The increase in EBITDA in the Textbook Division was primarily attributable to decreased selling, general and administrative expenses due to focused attention towards expense reductions. The decrease in Bookstore Division EBITDA was primarily due to increased expenses resulting from growth in the number of college bookstores owned by us, compounded by the fact that the first quarter is a seasonally-slow revenue quarter for the Bookstore Division. The decrease in EBITDA in the Complementary Services Division was primarily due to a decrease in the distance education program revenues as previously discussed. The decrease in corporate administration EBITDA was primarily due to an increase in the intercompany elimination of profit in inventory for textbooks sold by the Textbook Division to the Bookstore Division that remained in inventory at the end of the period. The intercompany profit in inventory elimination will fluctuate depending upon inventory levels at our college bookstores.

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that EBITDA is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, to test certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other companies.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                    Successor      Predecessor
                                                 --------------- ---------------
                                                    Quarter ended June 30,
                                                     2004             2003
                                                 --------------- ---------------

EBITDA                                            $  (1,254,752)  $    (369,948)

Adjustments to reconcile EBITDA to net cash flows from operating activities:

   Interest income                                            -           8,758
   Provision for losses on accounts receivable          (16,505)          7,067
   Cash paid for interest                            (3,305,572)       (890,984)
   Cash (paid) refunded for income taxes              4,064,291        (402,793)
   Loss on disposal of assets                                 -           6,239
   Other                                                (10,802)              -
   Changes in operating assets and liabilities,
   net of effect of acquisitions/disposals (1)      (29,289,326)    (30,215,179)
                                                 --------------- ---------------
Net Cash Flows from Operating Activities          $ (29,812,666)  $ (31,856,840)
                                                 =============== ===============

Net Cash Flows from Investing Activities          $  (6,594,222)  $  (1,960,915)
                                                 =============== ===============

Net Cash Flows from Financing Activities          $   8,846,276   $     867,627
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

    DEPRECIATION EXPENSE. Depreciation expense for the quarter ended June 30, 2004 increased $0.2 million, or 39.1%, to $1.0 million from $0.8 million for the quarter ended June 30, 2003, primarily due to additional depreciation associated with the step-up in basis of assets occurring in conjunction with the March 4, 2004 Transaction.

    AMORTIZATION EXPENSE. Amortization expense for the quarter ended June 30, 2004 increased $1.8 million to $2.0 million from $0.2 million for the quarter ended June 30, 2003, primarily due to additional amortization associated with the step-up in basis of assets occurring in conjunction with the March 4, 2004 Transaction.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended June 30, 2004 increased $2.0 million, or 34.3%, to $7.6 million from $5.6 million for the quarter ended June 30, 2003, primarily due to additional interest expense related to long-term indebtedness arising out of the March 4, 2004 Transaction. Total debt outstanding at June 30, 2004 was $418.2 million compared to $220.2 million at June 30, 2003.

    INCOME TAXES. Income tax benefit for the quarter ended June 30, 2004 increased $2.1 million, or 77.9%, to $4.8 million from $2.7 million for the quarter ended June 30, 2003. Our effective tax rate for the quarters ended June 30, 2004 and 2003 was 40.0% and 38.6%, respectively. The increase in the effective tax rate is partly attributable to a slight increase in state income tax rates. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

    PRODUCT RETURNS. We recognize revenue from Textbook Division sales at the time of shipment. We have established a program which, under certain conditions, enables our customers to return textbooks. We record reductions to revenue and costs of sales for the estimated impact of textbooks with return privileges which have yet to be returned to the Textbook Division. Additional reductions to revenue and costs of sales may be required if the actual rate of returns exceeds the estimated rate of product returns. The estimated rate of product returns is determined utilizing actual historical return experience.

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

    GOODWILL AND INTANGIBLE ASSETS. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including Statements of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED; No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS; and No. 144, IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Our evaluation of impairment is based on a combination of our projection of estimated future cash flows and other valuation methodologies. We are required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. We are also required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets. The March 4, 2004 Transaction resulted in the application of purchase accounting to our balance sheet as of the transaction date. The fair values of our assets and liabilities were determined in part from a valuation by an independent appraiser. In certain circumstances, company management performed valuations where appropriate. The goodwill in the transaction was determined by taking the difference between the purchase price and the fair value of net assets acquired.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At June 30, 2004, our total indebtedness was $418.2 million, consisting of an $179.6 million Term Loan, $175.0 million of Senior Subordinated Notes, $51.8 million of Senior Discount Notes, $8.5 million under the Revolving Credit Facility, and $3.3 million of other indebtedness, including capital lease obligations.

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and the Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility's Term Loan, NBC is scheduled to make principal payments totaling $1.8 million in each of fiscals 2005-2010 and $169.2 million in fiscal 2011. These scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards Term Loan principal balances. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by NBC. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments commencing September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.

    In conjunction with the March 4, 2004 Transaction, certain of the notes under the former 8.75% senior subordinated notes and the former 10.75% senior discount debentures were not tendered by the holders, but were instead called for redemption on March 4, 2004 and redeemed on April 3, 2004. Such redemption, including payment of interest and call premiums, was funded through $27.1 million of restricted cash held in escrow.

INVESTING CASH FLOWS

    Our capital expenditures were $2.2 million and $0.6 million for the three months ended June 30, 2004 and 2003, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2005 is $10.3 million.

    Business acquisition expenditures were $4.4 million and $1.3 million for the three months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004, single bookstore locations were acquired serving Eastern Michigan University and Alma College; and 2 bookstore locations were acquired serving the University of North Florida and Florida Community College at Jacksonville. For the three months ended June 30, 2003, single bookstore locations were acquired serving Marshall University and Wayne State College; and 3 bookstore locations were acquired serving Michigan State University. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the three months ended June 30, 2004, no bookstore locations were closed. During the three months ended June 30, 2003, three bookstores were either closed or the contract-managed lease was not renewed.

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used for operating activities for the three months ended June 30, 2004 were $29.8 million, down $2.1 million from $31.9 million for the three months ended June 30, 2003. This decrease in usage of cash was partly attributable to receipt of a $4.5 million refund of fiscal 2004 estimated tax payments, offset in part by payment of $1.2 million in interest and call premiums related to the former 8.75% senior subordinated notes and the former 10.75% senior discount debentures redeemed on April 3, 2004.

COVENANT RESTRICTIONS

    Access to our principal sources of cash is subject to various restrictions. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The Senior Credit Facility restricts NBC's ability to make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by the Company. The indenture governing the Senior Discount Notes restricts the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of NBC and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. These restrictions are not expected to affect our ability to meet our cash obligations for the foreseeable future.

    In accordance with such covenant restrictions, NBC declared and paid $0.1 million in dividends to the Company during the quarter ended June 30, 2004 for costs associated with the March 4, 2004 Transaction.

SOURCES OF AND NEEDS FOR CAPITAL

    As of June 30, 2004, NBC could borrow up to $50.0 million under the Revolving Credit Facility, of which $8.5 million was drawn. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2005 is $10.3 million.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following tables present aggregated information as of June 30, 2004 regarding our contractual obligations and commercial commitments:


                                                                          Payments Due by Period
                                                       ------------------------------------------------------------
               Contractual                               Less Than         2-3             4-5          After 5
               Obligations                  Total         1 Year          Years           Years          Years
--------------------------------------- -------------- -------------- --------------- -------------- --------------
Long-term debt (3)                       $432,006,947   $  1,829,664    $  3,669,760   $  3,686,410   $422,821,113
Interest on long-term debt (1)            246,986,767     25,295,590      55,427,802     66,909,275     99,354,100
Capital lease obligations                   2,908,038        193,264         572,869        760,874      1,381,031
Interest on capital lease obligations       1,483,625        311,577         540,592        389,705        241,751
Borrowings under line of credit (2)         8,500,000              -               -      8,500,000              -
Operating leases                           49,065,000      9,971,000      17,909,000     10,935,000     10,250,000
Unconditional purchase obligations                  -              -               -              -              -
                                        -------------- -------------- --------------- -------------- --------------
  Total                                  $740,950,377   $ 37,601,095    $ 78,120,023   $ 91,181,264   $534,047,995
                                        ============== ============== =============== ============== ==============


                                                                Amount of Commitment Expiration Per Period
                                            Total      ------------------------------------------------------------
            Other Commercial               Amounts       Less Than         2-3             4-5          Over 5
               Commitments                Committed       1 Year          Years           Years          Years
--------------------------------------- -------------- -------------- --------------- -------------- --------------

Unused line of credit (2)                $ 41,500,000   $          -    $          -   $ 41,500,000   $          -
                                        ============== ============== =============== ============== ==============


(1) Interest on the variable rate debt is estimated based upon implied forward rates in the yield curve at June 30, 2004 and does not reflect any potential management of interest rate fluctuations through interest rate swap agreements or other similar instruments.

(2) Interest is not estimated on the line of credit due to uncertainty surrounding the timing and extent of usage of the line of credit.

(3) Balance includes $25,222,192 of remaining original issue discount amortization on the Senior Discount Notes at June 30, 2004.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

    In fiscal 2001, we entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which was partially owned by the Company's then-majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us. Such agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) terminated effective July 1, 2003 upon our acquisition of all of the outstanding shares of common stock of TheCampusHub.com, Inc. This business combination was accounted for by us in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.7 million was assigned to non-deductible goodwill. The management services agreement reimbursed us for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement was recognized as the services were performed. For the three months ended June 30, 2003, revenues attributable to the management services agreement totaled $0.1 million and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million. Net amounts due from TheCampusHub.com, Inc. at June 30, 2003 totaled $0.1 million.

IMPACT OF INFLATION

    Our results of operations and financial condition are presented based upon historical costs. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that the effects of inflation, if any, on our results of operations and financial condition have not been material. We cannot assure you, however, that during a period of significant inflation our results of operations will not be adversely affected.

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1995

    This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media as a source of textbook information; ability to successfully acquire bookstores or to integrate future acquisitions; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or inability to raise or unavailability of additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, and in particular in this Quarterly Report on Form 10-Q, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RISK FACTORS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer.

    WE FACE COMPETITION IN OUR MARKETS. Our industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than us and have substantially greater resources than us. We cannot give assurances that our business will not be adversely affected by increased competition in the markets in which we currently operate or in markets in which we will operate in the future, or that we will be able to improve or maintain our profit margins. In recent years, an increasing number of institution-owned college stores have decided to outsource or "contract-manage" the operation of their bookstores. As of April 1, 2003, approximately 28% of the U.S. members of The National Association of College Stores were contract-managed. The leading managers of these stores include two of our principal competitors in the wholesale textbook distribution business. Contract-managed stores primarily purchase their used textbook requirements from and sell their available supply of used textbooks to their affiliated operations. A significant increase in the number of contract-managed stores operated by our competitors, particularly at large college campuses, could adversely affect our ability to acquire an adequate supply of used textbooks.

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

    WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE BOOKSTORES OR INTEGRATE OUR FUTURE ACQUISITIONS. Part of our business strategy is to expand sales for our college bookstore operations by acquiring bookstores. We cannot give assurances that we will be able to identify additional bookstores for acquisition or that any anticipated benefits will be realized from any of these acquisitions. Due to the seasonal nature of business in our bookstores, operations may be affected by the time of year when a bookstore is acquired. The process may require financial resources that would otherwise be available for our existing operations. We cannot give assurances that the integration of our future acquisitions will be successful or that the anticipated strategic benefits of our future acquisitions will be realized or that they will be realized within time frames contemplated by our management. Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on our reported operating results, diversion of management's attention, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities and actions of our competitors and customers. If we are unable to successfully integrate our future acquisitions for these or other reasons, our results of operations may be adversely affected.

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

    WE ARE DEPENDENT ON KEY PERSONNEL, THE LOSS OF WHOM COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL PERFORMANCE. Our future success depends to a significant extent on the efforts and abilities of our senior management team. Our senior management team has over 150 years of cumulative experience in the college bookstore industry. The loss of the services of these individuals could have a material adverse effect on our business, financial condition and results of operations.

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

    THE INDENTURES GOVERNING THE SENIOR SUBORDINATED NOTES AND SENIOR DISCOUNT NOTES, AS WELL AS THE SENIOR CREDIT FACILITY, IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH MAY PREVENT US FROM INCURRING ADDITIONAL INDEBTEDNESS AND TAKING SOME ACTIONS. The indentures governing the Senior Subordinated Notes and Senior Discount Notes restrict our ability to do the following: incur additional indebtedness; pay dividends or make other restricted payments; consummate certain asset sales; create liens on assets; enter into transactions with affiliates; make investments, loans or advances; consolidate or merge with or into any other person; and convey, transfer or lease all or substantially all of our assets or change the business we conduct.

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

    WE ARE CONTROLLED BY ONE PRINCIPAL EQUITY HOLDER, WHO HAS THE POWER TO TAKE UNILATERAL ACTION. Following the March 4, 2004 Transaction, Weston Presidio beneficially owns approximately 84.4% of the Company's issued and outstanding common stock (taking into account for such percentage calculation options outstanding and options available for future grant under the 2004 Stock Option
Plan). As a result, Weston Presidio is able to control all matters, including the election of a majority of our board of directors, the approval of amendments to NBC's and our certificates of incorporation and fundamental corporate transactions such as mergers and asset sales. The interests of Weston Presidio may not in all cases be aligned with the interests of other affected parties. In addition, Weston Presidio may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to other affected parties.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $418.2 million in total indebtedness outstanding at June 30, 2004, $179.6 million is subject to fluctuations in the Eurodollar rate and $8.5 million is subject to fluctuations in the Prime rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and, in the past, by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC had separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate term debt was converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the then-existing credit agreement). These agreements expired on July 31, 2003. Depending upon interest rate trends in the future, we may choose to manage our risk to variable interest rate fluctuations by again entering into interest rate swap agreements or other similar instruments.

    Certain quantitative market risk disclosures have changed since March 31, 2004 as a result of market fluctuations, movement in interest rates, a new capital lease obligation, and principal payments. The following table presents summarized market risk information as of June 30, 2004 and March 31, 2004, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                    June 30,       March 31,
                                                      2004           2004
                                                  -------------- --------------
Fair Values:
  Fixed rate debt                                 $ 223,466,879  $ 255,167,121
  Variable rate debt (excluding
  Revolving Credit Facility)                        179,550,000    180,000,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                         9.37%          9.37%
  Variable rate debt (excluding
  Revolving Credit Facility)                              7.46%          6.63%


                        ITEM 4. CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our Chief Executive Officer and Treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Treasurer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Treasurer by employees and others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    CHANGES IN INTERNAL CONTROLS. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


(b)   Reports on Form 8-K

      Current Report on Form 8-K, furnished on June 17, 2004, pursuant to Item 9 and Item 12, containing a press release announcing consolidated financial results of NBC Acquisition Corp. for the fiscal year ended March 31, 2004.


                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2004.


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

                                  EXHIBIT INDEX


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