Form 10-Q
period 2004-09-30
NBC ACQUISITION CORP
filed 2004-11-10
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

              TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS
                      OF NOVEMBER 10, 2004: 549,254 SHARES

                            TOTAL NUMBER OF PAGES: 30

                             EXHIBIT INDEX: PAGE 30

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------

                                                                  Successor             Predecessor
                                                         ----------------------------- --------------
                                                         September 30,   March 31,     September 30,
                                                             2004           2004           2003
                                                         ------------- --------------- --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $ 73,628,174   $  33,276,181  $  68,646,878
  Restricted cash                                                   -      27,065,000              -
  Receivables                                              40,322,590      30,412,590     41,285,682
  Inventories                                              73,898,257      70,139,222     68,689,377
  Recoverable income taxes                                          -       5,351,480              -
  Deferred income taxes                                     6,752,015       6,102,015      6,096,743
  Prepaid expenses and other assets                           741,150         873,167        811,974
                                                         ------------- --------------- --------------
    Total current assets                                  195,342,186     173,219,655    185,530,654

PROPERTY AND EQUIPMENT, net of
depreciation & amortization                                40,050,499      36,133,256     28,117,488

GOODWILL                                                  271,632,544     268,646,931     34,079,919

IDENTIFIABLE INTANGIBLES, net of amortization             154,214,892     157,505,632      1,853,563

DEBT ISSUE COSTS, net of amortization                      11,488,305      11,968,909      5,244,696

OTHER ASSETS                                                2,149,190       2,216,565      2,514,972
                                                         ------------- --------------- --------------
                                                         $674,877,616   $ 649,690,948  $ 257,341,292
                                                         ============= =============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                       $ 54,498,486   $  18,271,940  $  54,050,633
  Accrued employee compensation and benefits                6,921,357       9,118,730      7,024,036
  Accrued interest                                            667,800       2,565,785      2,240,164
  Accrued incentives                                        8,196,334       6,982,304      6,512,308
  Accrued expenses                                          1,230,458       1,211,448      1,087,108
  Income taxes payable                                      7,491,452               -      7,311,587
  Deferred revenue                                          1,474,583         898,658      1,097,268
  Current maturities of long-term debt                      1,830,469      27,743,881      2,338,535
  Current maturities of capital lease obligations             206,307         167,433        143,884
                                                         ------------- --------------- --------------
    Total current liabilities                              82,517,246      66,960,179     81,805,523

LONG-TERM DEBT, net of current maturities                 405,893,233     404,048,043    198,146,237

CAPITAL LEASE OBLIGATIONS, net of current maturities        2,656,684       2,138,151      2,227,446

OTHER LONG-TERM LIABILITIES                                   325,955         317,287        309,019

DEFERRED INCOME TAXES                                      59,846,507      61,699,507              -

COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT):

  Common stock, voting, authorized 5,000,000 shares
  of $.01 par value; issued and outstanding
  549,254 shares, 549,254 shares and 1,304,451 shares
  at September 30, 2004, March 31, 2004, and
  September 30, 2003, respectively                              5,493           5,493         13,045
  Additional paid-in capital                              110,963,897     110,963,897     75,129,496
  Notes receivable from stockholders                          (95,129)        (92,689)      (345,549)
  Retained earnings (accumulated deficit)                  12,763,730       3,651,080    (99,943,925)
                                                         ------------- --------------- --------------
    Total stockholders' equity (deficit)                  123,637,991     114,527,781    (25,146,933)
                                                         ------------- --------------- --------------
                                                         $674,877,616   $ 649,690,948  $ 257,341,292
                                                         ============= =============== ==============

See notes to consolidated financial statements.


NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
----------------------------------------------------------------------------------------------------

                                            Successor     Predecessor     Successor     Predecessor
                                         -------------- -------------- -------------- --------------
                                             Quarter        Quarter     Six Months      Six Months
                                              Ended          Ended         Ended          Ended
                                          September 30,  September 30, September 30,   September 30,
                                              2004           2003          2004           2003
                                         -------------- -------------- -------------- --------------
REVENUES, net of returns                 $ 174,229,606  $ 172,693,104  $ 226,524,951  $ 227,454,287

COSTS OF SALES                             109,131,893    108,142,063    140,620,317    141,116,060
                                         -------------- -------------- -------------- --------------

  Gross profit                              65,097,713     64,551,041     85,904,634     86,338,227

OPERATING EXPENSES:
  Selling, general and administrative       26,996,034     27,254,450     49,057,707     49,411,584
  Depreciation                               1,119,348        810,624      2,168,404      1,564,918
  Amortization                               2,016,608        390,144      4,023,004        549,474
                                         -------------- -------------- -------------- --------------
                                            30,131,990     28,455,218     55,249,115     51,525,976
                                         -------------- -------------- -------------- --------------
INCOME FROM OPERATIONS                      34,965,723     36,095,823     30,655,519     34,812,251
                                         -------------- -------------- -------------- --------------

OTHER EXPENSES (INCOME):
  Interest expense                           7,732,958      5,438,350     15,297,855     11,081,167
  Interest income                             (133,496)      (102,963)      (133,496)      (111,721)
  Gain on derivative financial
  instruments                                        -        (57,191)             -        (57,296)
                                         -------------- -------------- -------------- --------------
                                             7,599,462      5,278,196     15,164,359     10,912,150
                                         -------------- -------------- -------------- --------------

INCOME BEFORE INCOME TAXES                  27,366,261     30,817,627     15,491,160     23,900,101

INCOME TAX EXPENSE                          11,128,971     12,355,467      6,378,510      9,685,463
                                         -------------- -------------- -------------- --------------

NET INCOME                               $  16,237,290  $  18,462,160  $   9,112,650  $  14,214,638
                                         ============== ============== ============== ==============

EARNINGS (LOSS) PER SHARE:
  Basic                                  $       29.56  $       14.15  $       16.59  $       11.07
                                         ============== ============== ============== ==============

  Diluted                                $       28.95  $       13.89  $       16.25  $       10.85
                                         ============== ============== ============== ==============
WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                        549,254      1,304,451        549,254      1,284,535
                                         ============== ============== ============== ==============

  Diluted                                      560,800      1,329,106        560,940      1,310,124
                                         ============== ============== ============== ==============


See notes to consolidated financial statements.


NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                               Notes       Retained     Accumulated
                                               Additional    Receivable    Earnings        Other
                                     Common     Paid-in         From     (Accumulated   Comprehensive                 Comprehensive
                                     Stock      Capital     Stockholders    Deficit)    Income (Loss)     Total           Income
                                   --------- ------------- ------------- -------------- ------------ ---------------  --------------
 BALANCE, April 1, 2003
(Predecessor)                      $ 12,642  $ 65,381,476  $   (336,681) $(114,158,563)   $(418,631)  $ (49,519,757)

 Issuance of 39,905 shares of
 common stock                           400     9,722,283             -              -            -       9,722,683   $           -

 Issuance of 300 shares of
 common stock upon exercise
 of stock options, including
 tax benefit of $10,000                   3        25,737             -              -            -          25,740               -

 Interest accrued on stockholder
 notes                                    -             -        (8,868)             -            -          (8,868)              -

 Net income                               -             -             -     14,214,638            -      14,214,638      14,214,638

 Other comprehensive income,
 net of taxes:

 Unrealized gains on interest
 rate swap agreements,
 net of taxes of $256,145                 -             -             -              -      418,631         418,631         418,631

                                   --------- ------------- ------------- -------------- ------------ ---------------  --------------
 BALANCE, September 30, 2003
(Predecessor)                      $ 13,045  $ 75,129,496  $   (345,549) $ (99,943,925)  $        -   $ (25,146,933)  $  14,633,269
                                   ========= ============= ============= ============== ============ ===============  ==============

 BALANCE, April 1, 2004
(Successor)                        $  5,493  $110,963,897  $    (92,689) $   3,651,080   $        -   $ 114,527,781

Interest accrued on stockholder
note                                      -             -        (2,440)             -            -          (2,440)  $           -

Net income                                -             -             -      9,112,650            -       9,112,650       9,112,650

                                   --------- ------------- ------------- -------------- ------------ ---------------  --------------
 BALANCE, September 30, 2004
(Successor)                        $  5,493  $110,963,897  $    (95,129)  $ 12,763,730   $        -   $ 123,637,991   $   9,112,650
                                   ========= ============= ============= ============== ============ ===============  ==============

See notes to consolidated financial statements.


NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                                          Successor       Predecessor
                                                                        -------------    -------------
                                                                          Six Months      Six Months
                                                                            Ended           Ended
                                                                        September 30,    September 30,
                                                                             2004            2003
                                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  9,112,650    $ 14,214,638
  Adjustments to reconcile net income
  to net cash flows from operating activities:
    Provision for losses on receivables                                       14,674          54,235
    Depreciation                                                           2,168,404       1,564,918
    Amortization                                                           4,832,497       1,360,529
    Original issue debt discount amortization                              2,760,832               -
    Noncash interest income from derivative financial instruments                  -          (1,030)
    Gain on derivative financial instruments                                       -        (169,863)
    Loss on disposal of assets                                                15,546         264,932
    Deferred income taxes                                                 (2,503,000)      2,580,000
    Changes in operating assets and liabilities,
    net of effect of acquisitions/disposals:
      Receivables                                                         (9,925,814)    (11,221,396)
      Inventories                                                         (3,040,178)      1,353,265
      Recoverable income taxes                                             5,351,480          25,000
      Prepaid expenses and other assets                                      132,017          55,999
      Other assets                                                            76,611        (159,058)
      Accounts payable                                                    36,226,546      35,038,167
      Accrued employee compensation and benefits                          (2,197,373)     (3,702,677)
      Accrued interest                                                    (1,897,985)       (265,608)
      Accrued incentives                                                   1,214,030         993,425
      Accrued expenses                                                        24,893           6,374
      Income taxes payable                                                 7,491,452       7,231,655
      Deferred revenue                                                       575,925         559,038
      Other long-term liabilities                                              8,668           8,196
                                                                         ------------    ------------
         Net cash flows from operating activities                         50,441,875      49,790,739

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                     (5,252,130)     (1,844,630)
  Acquisitions, net of cash acquired                                      (4,667,916)     (2,161,080)
  Proceeds from sale of property and equipment and other                       9,418           7,910
  Software development costs                                                       -         (48,029)
                                                                         ------------    ------------
       Net cash flows from investing activities                           (9,910,628)     (4,045,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                                                (328,889)              -
  Principal payments on long-term debt                                   (26,829,054)    (16,452,218)
  Principal payments on capital lease obligations                            (86,311)        (66,936)
  Proceeds from exercise of stock options                                          -          15,740
  Decrease in restricted cash                                             27,065,000               -
                                                                         ------------    ------------
       Net cash flows from financing activities                             (179,254)    (16,503,414)
                                                                         ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 40,351,993      29,241,496

CASH AND CASH EQUIVALENTS, Beginning of period                            33,276,181      39,405,382
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, End of period                                $ 73,628,174    $ 68,646,878
                                                                         ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid (refunded) during the period for:
    Interest                                                            $ 13,625,515    $ 10,649,317
    Income taxes                                                          (3,961,422)       (126,192)
  Noncash investing and financing activities:
    Acquisition of TheCampusHub.com, Inc.
       through issuance of common stock                                 $          -    $  9,722,683
    Property acquired through capital lease                                  643,718               -
    Accumulated other comprehensive income (loss):
      Unrealized gains on interest rate swap agreements,
         net of income taxes                                                       -         418,631
      Deferred taxes resulting from accumulated
         other comprehensive income (loss)                                         -         256,145
    Tax benefit on exercise of stock options                                       -          10,000



See notes to consolidated financial statements.

NBC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
------------------------------------------------------------------------------

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

     The following unaudited pro forma financial information for the quarter and six months ended September 30, 2003 was prepared as if the March 4, 2004 Transaction had occurred on April 1, 2003.

                                                Predecessor
                                     -----------------------------------
                                      Quarter Ended    Six Months Ended
                                      September 30,     September 30,
                                          2003               2003
                                     ---------------- ------------------
        Revenues, net of returns       $ 172,693,104      $ 227,454,287
        Net income                        16,163,789          9,299,711
        Earnings (loss) per share:
          Basic                                29.43              16.93
          Diluted                              28.86              16.59

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

     The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                         Successor     Predecessor      Successor      Predecessor
                                                       -------------- --------------  -------------   --------------
                                                        Quarter Ended September 30,   Six Months Ended September 30,
                                                            2004           2003           2004             2003
                                                       -------------- --------------  -------------   --------------
Net income, as reported                                 $ 16,237,290   $ 18,462,160    $ 9,112,650     $ 14,214,638

Add:  Stock-based employee compensation expense
included in reported net income, net of related tax
effects                                                            -              -              -                -

Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects                  -        (37,563)             -          (48,890)
                                                       -------------- --------------  -------------   --------------
Pro forma net income                                    $ 16,237,290   $ 18,424,597    $ 9,112,650     $ 14,165,748
                                                       ============== ==============  =============   ==============
Earnings (loss) per share:
  Basic - as reported                                   $      29.56   $      14.15    $     16.59     $      11.07
  Basic - pro forma                                            29.56          14.12          16.59            11.03
  Diluted - as reported                                        28.95          13.89          16.25            10.85
  Diluted - pro forma                                          28.95          13.65          16.25            10.66

     Stock options outstanding at September 30, 2004, which were granted in conjunction with the March 4, 2004 Transaction, were fully vested at the date of grant.

3. EARNINGS PER SHARE - Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. For purposes of calculating basic and diluted earnings per share, weighted-average common shares outstanding for the quarters and six months ended September 30, 2004 and 2003 were as follows:

                                        Successor    Predecessor     Successor    Predecessor
                                     -------------- -------------- ------------- ----------------
                                      Quarter Ended September 30,  Six Months Ended September 30,
                                          2004           2003           2004          2003
                                     -------------- -------------- ------------- ----------------
Basic Earnings Per Share:
  Weighted-average common shares
  outstanding                              549,254      1,304,451       549,254      1,284,535

Diluted Earnings Per Share:
  Weighted-average common shares
  outstanding                              560,800      1,329,106       560,940      1,310,124

  Incremental shares attributable to
  stock options                             11,546         24,655        11,686         25,589

  Stock options outstanding                 49,778         92,575        49,778         92,575

4.   INVENTORIES - Inventories are summarized as follows:


                                             Successor            Predecessor
                                   ----------------------------- --------------
                                    September 30,     March 31,   September 30,
                                       2004            2004           2003
                                   -------------- -------------- --------------
Textbook Division                   $ 21,798,755   $ 31,247,606   $ 18,835,890
Bookstore Division                    48,681,178     35,313,780     41,051,629
Complementary Services Division        3,418,324      3,577,836      8,801,858
                                   -------------- -------------- --------------
                                    $ 73,898,257   $ 70,139,222   $ 68,689,377
                                   ============== ============== ==============


5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the six months ended September 30, 2004 and 2003 and the year ended March 31, 2004. Goodwill assigned to corporate administration represents the goodwill arising out of the March 4, 2004 Transaction, as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                                            Complementary
                                               Bookstore      Services       Corporate
                                                Division       Division    Administration      Total
                                             -------------- -------------- --------------- --------------

Balance, April 1, 2003 (Predecessor)          $ 13,702,249    $         -   $  16,770,574  $  30,472,823

Additions to goodwill:
  Bookstore acquisitions                             2,721              -               -          2,721
  Acquisition of TheCampusHub.com, Inc.                  -      3,604,375               -      3,604,375

                                             -------------- -------------- --------------- --------------
Balance, September 30, 2003 (Predecessor)     $ 13,704,970    $ 3,604,375   $  16,770,574  $  34,079,919
                                             ============== ============== =============== ==============

Balance, April 1, 2003 (Predecessor)          $ 13,702,249    $         -   $  16,770,574  $  30,472,823

Additions to goodwill:
  Bookstore acquisitions                            11,373              -               -         11,373

  Acquisition of TheCampusHub.com, Inc.                  -      3,604,375               -      3,604,375
                                             -------------- -------------- --------------- --------------
Balance, February 29, 2004 (Predecessor)        13,713,622      3,604,375      16,770,574     34,088,571

Additions to goodwill:
  Purchase accounting adjustment -
  TheCampusHub.com, Inc.                                 -        100,856               -        100,856

  March 4, 2004 Transaction                    (13,713,622)    (3,705,231)    250,344,097    232,925,244

  Bookstore acquisitions                         1,532,260              -               -      1,532,260
                                             -------------- -------------- --------------- --------------
Balance, March 31, 2004 (Successor)              1,532,260              -     267,114,671    268,646,931

Additions to goodwill:
  Purchase accounting adjustment -
  March 4, 2004 Transaction                              -              -          15,355         15,355

  Bookstore acquisitions                         2,970,258              -               -      2,970,258
                                             -------------- -------------- --------------- --------------
Balance, September 30, 2004 (Successor)       $  4,502,518    $         -   $ 267,130,026  $ 271,632,544
                                             ============== ============== =============== ==============

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of September 30, 2004, March 31, 2004, and September 30, 2003:

                                        September 30, 2004 (Successor)
                             ---------------------------------------------------
                                  Gross                               Net
                                 Carrying        Accumulated       Carrying
                                  Amount         Amortization       Amount
                             ----------------- ---------------- ----------------
 Customer relationships         $ 114,830,000     $ (3,348,820)   $ 111,481,180
 Developed technology              11,473,750       (1,115,155)      10,358,595
 Covenants not to compete           1,417,333         (362,216)       1,055,117
                             ----------------- ---------------- ----------------
                                $ 127,721,083     $ (4,826,191)   $ 122,894,892
                             ================= ================ ================

                                           March 31, 2004 (Successor)
                             ---------------------------------------------------
                                 Gross                                 Net
                                Carrying          Accumulated       Carrying
                                 Amount           Amortization       Amount
                             ----------------- ---------------- ----------------
 Customer relationships         $ 114,830,000     $   (478,060)   $ 114,351,940
 Developed technology              11,473,750         (159,006)      11,314,744
 Covenants not to compete             689,333         (170,385)         518,948
                             ----------------- ---------------- ----------------
                                $ 126,993,083     $   (807,451)   $ 126,185,632
                             ================= ================ ================

                                         September 30, 2003 (Predecessor)
                             ---------------------------------------------------
                                  Gross                                Net
                                 Carrying        Accumulated        Carrying
                                  Amount         Amortization        Amount
                             ----------------- ---------------- ----------------
 Developed technology           $   2,916,610     $ (1,194,594)   $   1,722,016
 Covenants not to compete             647,333         (515,786)         131,547
                             ----------------- ---------------- ----------------
                                $   3,563,943     $ (1,710,380)   $   1,853,563
                             ================= ================ ================


     Information regarding aggregate amortization expense for the quarter and six months ended September 30, 2004 and 2003 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:


                                                             Amortization
                                                               Expense
                                                            ----------------

        Quarter ended September 30, 2004 (Successor)            $ 2,014,476
        Quarter ended September 30, 2003 (Predecessor)              388,012
        Six months ended September 30, 2004 (Successor)           4,018,740
        Six months ended September 30, 2003 (Predecessor)           545,210

        Estimated amortization expense for the
        fiscal years ending March 31:
             2005                                               $ 8,042,000
             2006                                                 7,990,000
             2007                                                 7,976,000
             2008                                                 7,688,000
             2009                                                 7,681,000

     Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

6. LONG-TERM DEBT - Indebtedness at September 30, 2004 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to NBC through a syndicate of lenders, consisting of an $180.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes") issued by NBC; $77.0 million of 11.0% senior discount notes (the "Senior Discount Notes") issued at a discount of $27.0 million, and capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility, which was unused at September 30, 2004 and 2003 and March 31, 2004, is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at September 30, 2004 was $50.0 million.

     The interest rate on the Senior Credit Facility is Prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar rate plus an applicable margin of up to 2.75%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility.

     The Senior Credit Facility stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently amended on October 20, 2004 and most recently restated on March 4, 2004, shall be applied towards prepayment of the Term Loan. As a result of the amendment and restatement of the Credit Agreement on March 4, 2004, the next excess cash flow measurement date will be March 31, 2005.

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

     Effective October 20, 2004, the Credit Agreement was amended, primarily to provide for a temporary incremental revolving credit facility, to increase the allowable aggregate principal amount of outstanding capital lease obligations to $10.0 million, and to exclude certain acquisitions from the $15.0 million annual acquisition limitation. The incremental revolving credit facility effectively increases amounts available under the Revolving Credit Facility by $10.0 million for the period from October 20, 2004 through June 30, 2005. These changes were made in connection with the October, 2004 acquisitions of bookstore locations in Normal, Illinois and Tallahassee, Florida, whose combined annual gross revenues exceeded $20 million. The Credit Agreement was also previously amended on August 6, 2004 to reduce the applicable margin, as defined in the Credit Agreement, on the Term Loan by up to .50% depending on the ratings assigned to the Term Loan by Standard & Poor's Ratings Group and Moody's Investors Services.

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

                                                                Successor             Predecessor
                                                       ----------------------------- ---------------
                                                       September 30,    March 31,     September 30,
                                                           2004           2004           2003
                                                       -------------- -------------- ---------------
Total indebtedness outstanding                          $ 410,586,693   $434,097,508  $ 202,856,102

Term debt subject to Eurodollar fluctuations              179,100,000    180,000,000     14,007,570

Fixed interest rate indebtedness                          231,486,693    254,097,508    188,848,532

Variable interest rate, including applicable margin:
  Term Debt - Term Loan                                         4.67%          3.84%              -
  Term Debt - Tranche A Loans                                       -              -          2.63%
  Term Debt - Tranche B Loans                                       -              -          3.68%

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

     Under hedge accounting, interest rate swap agreements are reflected at fair value in the balance sheet and the related gains or losses on these agreements are generally recorded in stockholders' equity, net of applicable income taxes (as "accumulated other comprehensive income
     (loss)"). Gains or losses recorded in accumulated other comprehensive income (loss) are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. Except as described below, the net effect of this accounting on the Company's consolidated results of operations was that interest expense on the term debt was generally being recorded based on fixed interest rates until the interest rate swap agreements expired on July 31, 2003.

     As a result of a $10.0 million optional prepayment of term debt on March 29, 2002, notional amounts under the interest rate swap agreements no longer correlated with remaining principal balances due under the term debt. The difference between the notional amounts under the interest rate swap agreements and the remaining principal balances due under the term debt represented the portion of the agreements that no longer qualified for hedge accounting. The fair value of the interest rate swap agreements on March 29, 2002 was allocated between the portion of the agreements that no longer qualified for hedge accounting and the portion of the agreements that were redesignated as hedging instruments on the remaining amounts due under the term debt. The fair value allocated to the portion of the interest rate swap agreements that no longer qualified for hedge accounting was immediately recognized in the Company's consolidated results of operations as a loss on derivative financial instruments. Changes in the fair value of this portion of the interest rate swap agreements, along with the proportionate share of actual net cash settlements attributable to this portion of the agreements, were also recognized as a gain (loss) on derivative financial instruments in the consolidated statements of operations.

     Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the periods then ended:

                                                       Predecessor
                                                     ---------------
                                                      September 30,
                                                          2003
                                                     ---------------
        Increase in fair value of swap
        agreements designated as hedges               $ 675,806

        Year-to-date interest income recorded
        due to hedge ineffectiveness                      1,030

        Quarterly interest expense recorded
        due to hedge ineffectiveness                    (14,275)

     Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest income from derivative financial instruments", "gain on derivative financial instruments", or as noncash investing and financing activities.

8. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Textbook Division, Bookstore Division, and Complementary Services Division. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Bookstore Division segment encompasses the operating activities of the Company's 120 college bookstores as of September 30, 2004 located on or adjacent to college campuses. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

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

     The following table provides selected information about profit or loss on a segment basis for the quarters and six months ended September 30, 2004 and 2003, respectively:

                                                                                Complementary
                                                    Textbook      Bookstore       Services
                                                    Division       Division       Division         Total
                                                  ------------  -------------- --------------- ---------------
Quarter ended September 30, 2004 (Successor):
  External customer revenues                       $46,369,389   $118,563,442     $ 9,296,775   $174,229,606
  Intersegment revenues                              8,847,690        552,711         828,084     10,228,485
  Depreciation and amortization expense              1,502,501        881,933         693,453      3,077,887
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)          17,295,349     20,515,051         580,080     38,390,480

Quarter ended September 30, 2003 (Predecessor):
  External customer revenues                       $47,907,042   $110,270,265     $14,515,797   $172,693,104
  Intersegment revenues                              7,989,478        353,247         540,509      8,883,234
  Depreciation and amortization expense                213,684        516,343         427,481      1,157,508
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)          18,481,067     18,135,558       1,195,581     37,812,206

Six months ended September 30, 2004 (Successor):
  External customer revenues                       $65,457,002   $142,486,218     $18,581,731   $226,524,951
  Intersegment revenues                             15,316,054        765,201       1,481,510     17,562,765
  Depreciation and amortization expense              2,998,703      1,694,239       1,383,622      6,076,564
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)          21,984,846     17,993,755       1,349,765     41,328,366

Six months ended September 30, 2003 (Predecessor):
  External customer revenues                       $67,589,160   $132,270,953     $27,594,174   $227,454,287
  Intersegment revenues                             13,336,510        605,815         908,280     14,850,605
  Depreciation and amortization expense                424,946      1,021,998         586,821      2,033,765
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)          23,132,782     15,767,042       2,311,986     41,211,810


     The following table reconciles segment information presented above with information as presented in the consolidated financial statements for the quarters and six months ended September 30, 2004 and 2003, respectively:

                                               Successor       Predecessor      Successor       Predecessor
                                            ---------------  --------------- ---------------  --------------
                                                Quarter Ended September 30,  Six Months Ended September 30,
                                                 2004             2003             2004            2003
                                            ---------------  --------------- ---------------  --------------
Revenues:
  Total for reportable segments               $184,458,091     $181,576,338    $244,087,716    $242,304,892
  Elimination of intersegment revenues         (10,228,485)      (8,883,234)    (17,562,765)    (14,850,605)
                                            ---------------  --------------- ---------------  --------------
    Consolidated total                        $174,229,606     $172,693,104    $226,524,951    $227,454,287
                                            ===============  =============== ===============  ==============

Depreciation and Amortization Expense:
  Total for reportable segments               $  3,077,887     $  1,157,508    $  6,076,564    $  2,033,765
  Corporate administration                          58,069           43,260         114,844          80,627
                                            ---------------  --------------- ---------------  --------------
    Consolidated total                        $  3,135,956     $  1,200,768    $  6,191,408    $  2,114,392
                                            ===============  =============== ===============  ==============

Income Before Income Taxes:
  Total EBITDA for reportable segments        $ 38,390,480     $ 37,812,206    $ 41,328,366    $ 41,211,810
  Corporate administrative costs                  (288,801)        (515,615)     (4,481,439)     (4,285,167)
                                            ---------------  --------------- ---------------  --------------
                                                38,101,679       37,296,591      36,846,927      36,926,643
  Depreciation and amortization                 (3,135,956)      (1,200,768)     (6,191,408)     (2,114,392)
                                            ---------------  --------------- ---------------  --------------
    Consolidated income from operations         34,965,723       36,095,823      30,655,519      34,812,251
  Interest and other expenses, net              (7,599,462)      (5,278,196)    (15,164,359)    (10,912,150)
                                            ---------------  --------------- ---------------  --------------
    Consolidated income before income taxes   $ 27,366,261     $ 30,817,627    $ 15,491,160    $ 23,900,101
                                            ===============  =============== ===============  ==============

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

     The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash
     Flows:

                                                  Successor       Predecessor      Successor        Predecessor
                                               ---------------  --------------- ---------------  ----------------
                                                 Quarter ended September 30,     Six Months ended September 30,
                                                    2004              2003            2004             2003
                                               ---------------  --------------- ---------------  ----------------
EBITDA                                           $ 38,101,679     $ 37,296,591    $ 36,846,927     $  36,926,643

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Interest income                                     133,496          102,963         133,496           111,721
  Provision for losses on accounts receivable          31,179           47,168          14,674            54,235
  Cash paid for interest                          (10,319,943)      (9,758,333)    (13,625,515)      (10,649,317)
  Cash (paid) refunded for income taxes              (102,869)         528,985       3,961,422           126,192
  Loss on disposal of assets                           15,546          258,693          15,546           264,932
  Other                                                10,802                -               -                 -

  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)      52,384,651       53,171,512      23,095,325        22,956,333
                                               ---------------  --------------- ---------------  ----------------
Net Cash Flows from Operating Activities         $ 80,254,541     $ 81,647,579    $ 50,441,875     $  49,790,739
                                               ===============  =============== ===============  ================
Net Cash Flows from Investing Activities         $ (3,316,406)    $ (2,084,914)   $ (9,910,628)    $  (4,045,829)
                                               ===============  =============== ===============  ================
Net Cash Flows from Financing Activities         $ (9,025,530)    $(17,371,041)   $   (179,254)    $ (16,503,414)
                                               ===============  =============== ===============  ================

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

9. ACCOUNTING PRONOUNCEMENTS - In March, 2004 the Financial Accounting Standards Board ("FASB") issued an exposure draft, SHARE-BASED PAYMENT, AN AMENDMENT OF FASB STATEMENTS NO. 123 AND 95. If finalized as drafted, the Company will be required to record compensation costs based on the fair value of the awards granted to employees. Although stock options granted and outstanding at September 30, 2004 were fully-vested and thus would not be impacted by this proposed standard, future grants of stock options would likely result in the recording of compensation costs.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                EXECUTIVE SUMMARY

OVERVIEW

     ACQUISITIONS. We completed the acquisition, initiated the contract-management, or established the start-up of seven bookstore locations in the first six months of fiscal 2005: two locations in Jacksonville, Florida; and single locations in Ypsilanti, Michigan; Alma, Michigan; Starkville, Mississippi; Glendale, Arizona; and Pullman, Washington. Subsequent to September 30, 2004, we acquired bookstore operations in Tallahassee, Florida, Normal, Illinois, and Morehead, Kentucky. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility. Effective October 20, 2004, the Credit Agreement was amended, primarily to provide for a temporary incremental revolving credit facility, to increase the allowable aggregate principal amount of outstanding capital lease obligations to $10.0 million, and to exclude certain acquisitions from the $15.0 million annual acquisition limitation. The incremental revolving credit facility effectively increases amounts available under the Revolving Credit Facility by $10.0 million for the period from October 20, 2004 through June 30, 2005. These changes were made in connection with the October, 2004 acquisitions of the bookstore locations in Normal, Illinois and Tallahassee, Florida, whose combined annual gross revenues exceeded $20 million. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

     REVENUE RESULTS. Consolidated revenues for the quarter ended September 30, 2004 increased $1.5 million, or 0.9% from the quarter ended September 30, 2003. Increased revenues attributable to the addition of 16 new college bookstores through acquisition or start-up since April 1, 2003 were partially offset by decreases attributable to declining external customer revenues in the Textbook Division and the loss of the distance education program's largest customer.

     EBITDA RESULTS. Consolidated EBITDA for the quarter ended September 30, 2004 increased $0.8 million, or 2.2% from the quarter ended September 30, 2003. EBITDA is considered a non-GAAP measure by SEC Regulation G and therefore you should refer to the more detailed explanation of that measure that is provided later in Management's Discussion & Analysis. EBITDA growth in the Bookstore Division attributable in part to the new bookstores acquired or started up since April 1, 2003 was partially offset by the decline in Complementary Services Division revenues and a decline in Textbook Division revenues and gross margin percentages.

     CAPITAL EXPENDITURES. Capital expenditures for the six months ended September 30, 2004 have increased over the six months ended September 30, 2003. This increase is attributable to a number of college bookstore renovations which we have undertaken to repair, maintain, modernize, or restructure certain bookstore locations; as well as a project to expand the Textbook Division Nebraska warehouse which added approximately 8,500 square feet of space and mechanized the warehouse receiving process.

CHALLENGES AND EXPECTATIONS

     We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past. We have experienced, and continue to experience, competition for the supply of used textbooks from other textbook wholesalers, competition from alternative media and alternative sources of textbooks, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Despite these challenges, we expect that we will grow revenue and EBITDA on a consolidated basis in fiscal 2005. We also expect that our capital spending will remain modest for a company of our size.

                    QUARTER ENDED SEPTEMBER 30, 2004 COMPARED
                     WITH QUARTER ENDED SEPTEMBER 30, 2003.

     REVENUES. Revenues for the quarters ended September 30, 2004 and 2003 and the corresponding change in revenues were as follows:


                                     Successor      Predecessor              Change
                                  ---------------- --------------- ---------------------------
                                       2004            2003           Amount      Percentage
                                  ---------------- --------------- ------------- -------------
Textbook Division                   $  55,217,079   $  55,896,520   $  (679,441)      (1.2)%
Bookstore Division                    119,116,153     110,623,512     8,492,641        7.7 %
Complementary Services Division        10,124,859      15,056,306    (4,931,447)     (32.8)%
Intercompany eliminations             (10,228,485)     (8,883,234)   (1,345,251)      15.1 %
                                  ---------------- --------------- ------------- -------------
                                    $ 174,229,606   $ 172,693,104   $ 1,536,502        0.9 %
                                  ===============  =============== ============= =============

      Textbook Division revenues were down 1.2% due to a decline in units sold, offset in part by price increases. We believe unit sales are directly related to the number of units purchased in the December and May student book buys each year as Textbook Division revenues are limited by the supply of used textbooks available to us. The increase in Bookstore Division revenues was attributable to the addition of bookstores through acquisition or start-up since April 1, 2003. The new bookstores provided an additional $8.4 million of revenue in the quarter ended September 30, 2004. Same store sales were relatively unchanged from the quarter ended September 30, 2003 as a slight increase in sales of used textbooks was offset by a slight decrease in sales of new textbooks and declines in sales of clothing and insignia wear and supplies. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials. Corresponding to the overall growth in the number of company-owned college bookstores, our intercompany transactions also increased.

     GROSS PROFIT. Gross profit for the quarter ended September 30, 2004 increased $0.5 million, or 0.8%, to $65.1 million from $64.6 million for the quarter ended September 30, 2003. The increase in gross profit was primarily attributable to the slight increase in revenues for the period. Gross margin percentage was relatively stable at approximately 37.4% for the quarters ended September 30, 2004 and 2003.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 2004 decreased $0.3 million, or 0.9%, to $27.0 million from $27.3 million for the quarter ended September 30, 2003. Selling, general and administrative expenses as a percentage of revenues were 15.5% and 15.8% for the quarters ended September 30, 2004 and 2003, respectively. Higher expenses in the quarter ended September 30, 2003 is primarily attributable to a $0.2 million loss on abandonment of leasehold improvements incurred upon moving one college bookstore location and also due to focused attention in the current period towards expense reductions.

     EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended September 30, 2004 and 2003 and the corresponding change in EBITDA were as follows:

                                    Successor       Predecessor              Change
                                 ---------------- ---------------- ---------------------------
                                       2004           2003             Amount       Percentage
                                 ---------------- ---------------- --------------- -----------
Textbook Division                   $ 17,295,349    $ 18,481,067   $ (1,185,718)       (6.4)%
Bookstore Division                    20,515,051      18,135,558      2,379,493        13.1 %
Complementary Services Division          580,080       1,195,581       (615,501)      (51.5)%
Corporate administration                (288,801)       (515,615)       226,814        44.0 %
                                 ----------------- --------------- --------------- -----------
                                    $ 38,101,679    $ 37,296,591   $    805,088         2.2 %
                                 ================= =============== =============== ===========

     The decrease in EBITDA in the Textbook Division was primarily attributable to the decrease in revenues accompanied by a decline in used textbook margin percentages. The increase in Bookstore Division EBITDA was primarily due to the previously described growth in revenues combined with slightly higher gross margin percentages. The decrease in EBITDA in the Complementary Services Division was primarily due to a decrease in the distance education program revenues as previously discussed, in part offset by a corresponding decrease in selling, general, and administrative expenses.

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

     The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                  Successor      Predecessor
                                                --------------  ---------------
                                                 Quarter ended September 30,
                                                    2004             2003
                                                --------------  ---------------

EBITDA                                           $ 38,101,679     $ 37,296,591

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                     133,496          102,963
  Provision for losses on accounts receivable          31,179           47,168
  Cash paid for interest                          (10,319,943)      (9,758,333)
  Cash (paid) refunded for income taxes              (102,869)         528,985
  Loss on disposal of assets                           15,546          258,693
  Other                                                10,802                -
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposits (1)      52,384,651       53,171,512
                                                --------------  ---------------
Net Cash Flows from Operating Activities         $ 80,254,541     $ 81,647,579
                                                ==============  ===============
Net Cash Flows from Investing Activities         $ (3,316,406)    $ (2,084,914)
                                                ==============  ===============
Net Cash Flows from Financing Activities         $ (9,025,530)    $(17,371,041)
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

     DEPRECIATION EXPENSE. Depreciation expense for the quarter ended September 30, 2004 increased $0.3 million, or 38.1%, to $1.1 million from $0.8 million for the quarter ended September 30, 2003, primarily due to additional depreciation associated with the step-up in basis of assets occurring in conjunction with the March 4, 2004 Transaction.

     AMORTIZATION EXPENSE. Amortization expense for the quarter ended September 30, 2004 increased $1.6 million to $2.0 million from $0.4 million for the quarter ended September 30, 2003, primarily due to additional amortization associated with the step-up in basis of assets occurring in conjunction with the March 4, 2004 Transaction.

     INTEREST EXPENSE, NET. Interest expense, net for the quarter ended September 30, 2004 increased $2.3 million, or 42.4%, to $7.6 million from $5.3 million for the quarter ended September 30, 2003, primarily due to additional interest expense related to long-term indebtedness arising out of the March 4, 2004 Transaction. Total debt outstanding at September 30, 2004 was $410.6 million compared to $202.9 million at September 30, 2003.

     INCOME TAXES. Income tax expense for the quarter ended September 30, 2004 decreased $1.3 million, or 9.9%, to $11.1 million from $12.4 million for the quarter ended September 30, 2003. Our effective tax rate for the quarters ended September 30, 2004 and 2003 was 40.7% and 40.1%, respectively. The increase in the effective tax rate is partly attributable to a slight increase in state income tax rates. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

                SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH
                      SIX MONTHS ENDED SEPTEMBER 30, 2003.

     REVENUES. Revenues for the six months ended September 30, 2004 and 2003 and the corresponding change in revenues were as follows:


                                      Successor      Predecessor               Change
                                   --------------- --------------- --------------------------
                                       2004            2003           Amount      Percentage
                                   --------------- --------------- ------------- ------------
Textbook Division                   $  80,773,056   $  80,925,670   $  (152,614)      (0.2)%
Bookstore Division                    143,251,419     132,876,768    10,374,651        7.8 %
Complementary Services Division        20,063,241      28,502,454    (8,439,213)     (29.6)%
Intercompany eliminations             (17,562,765)    (14,850,605)   (2,712,160)      18.3 %
                                   --------------- --------------- ------------- ------------
                                    $ 226,524,951   $ 227,454,287   $  (929,336)      (0.4)%
                                   =============== =============== ============= ============

     Textbook Division revenues were about even with the same period in the prior year, although units sold are down for the six months ended September 30, 2004 compared to September 30, 2003. We believe unit sales are directly related to the number of units purchased in the December and May student book buys each year as Textbook Division revenues are limited by the supply of used textbooks available to us. The increase in Bookstore Division revenues was attributable to the addition of bookstores through acquisition or start-up since April 1, 2003. The new bookstores provided an additional $11.3 million of revenue in the six months ended September 30, 2004. This increase was offset by a decrease in same store sales of 0.6%, or $0.8 million, as a slight increase in sales of used textbooks was entirely offset by a slight decrease in sales of new textbooks and declines in sales of clothing and insignia wear and supplies. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials. Corresponding to the overall growth in the number of company-owned college bookstores, our intercompany transactions also increased.

     GROSS PROFIT. Gross profit for the six months ended September 30, 2004 decreased $0.4 million, or 0.5%, to $85.9 million from $86.3 million for the six months ended September 30, 2003. Gross margin percentage was relatively stable at approximately 38.0% for the six months ended September 30, 2004 and 2003. The decrease in gross profit was primarily attributable to the previously described decrease in revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended September 30, 2004 decreased $0.3 million, or 0.7%, to $49.1 million from $49.4 million for the six months ended September 30, 2003. Selling, general and administrative expenses as a percentage of revenues were 21.7% for both the six months ended September 30, 2004 and 2003. Higher expenses in the six months ended September 30, 2003 is primarily attributable to a $0.2 million loss on abandonment of leasehold improvements incurred upon moving one college bookstore location and also due to focused attention in the current period towards expense reductions.

     EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the six months ended September 30, 2004 and 2003 and the corresponding change in EBITDA were as follows:

                                     Successor       Predecessor              Change
                                   --------------- --------------  ---------------------------
                                        2004            2003           Amount      Percentage
                                   --------------- --------------  -------------- ------------
Textbook Division                    $ 21,984,846   $ 23,132,782    $ (1,147,936)      (5.0)%
Bookstore Division                     17,993,755     15,767,042       2,226,713       14.1 %
Complementary Services Division         1,349,765      2,311,986        (962,221)     (41.6)%
Corporate administration               (4,481,439)    (4,285,167)       (196,272)      (4.6)%
                                   --------------- --------------  -------------- ------------
                                     $ 36,846,927   $ 36,926,643    $    (79,716)      (0.2)%
                                   =============== ==============  ============== ============

     The decrease in EBITDA in the Textbook Division was primarily attributable to a declining gross margin percentage attributable in part to increased costs associated with the Textbook Division's incentive programs. The increase in Bookstore Division EBITDA was primarily due to revenue growth resulting from the addition of new bookstores and continued improvement in gross margin percentages. The decrease in EBITDA in the Complementary Services Division was primarily due to a decrease in the distance education program revenues as previously discussed and a decrease in the system sales division revenues.

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

     The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                   Successor      Predecessor
                                                --------------- ---------------
                                                Six Months ended September 30,
                                                    2004              2003
                                                --------------- ---------------

EBITDA                                            $ 36,846,927    $ 36,926,643

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Interest income                                      133,496         111,721
  Provision for losses on accounts receivable           14,674          54,235
  Cash paid for interest                           (13,625,515)    (10,649,317)
  Cash refunded for income taxes                     3,961,422         126,192
  Loss on disposal of assets                            15,546         264,932
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)       23,095,325      22,956,333
                                                --------------- ---------------
Net Cash Flows from Operating Activities          $ 50,441,875    $ 49,790,739
                                                =============== ===============
Net Cash Flows from Investing Activities          $ (9,910,628)   $ (4,045,829)
                                                =============== ===============
Net Cash Flows from Financing Activities          $   (179,254)   $(16,503,414)
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

     DEPRECIATION EXPENSE. Depreciation expense for the six months ended September 30, 2004 increased $0.6 million, or 38.6%, to $2.2 million from $1.6 million for the six months ended September 30, 2003, primarily due to additional depreciation associated with the step-up in basis of assets occurring in conjunction with the March 4, 2004 Transaction.

     AMORTIZATION EXPENSE. Amortization expense for the six months ended September 30, 2004 increased $3.5 million to $4.0 million from $0.5 million for the six months ended September 30, 2003, primarily due to additional amortization associated with the step-up in basis of assets occurring in conjunction with the March 4, 2004 Transaction.

     INTEREST EXPENSE, NET. Interest expense, net for the six months ended September 30, 2004 increased $4.2 million, or 38.2%, to $15.2 million from $11.0 million for the six months ended September 30, 2003, primarily due to additional interest expense related to long-term indebtedness arising out of the March 4, 2004 Transaction. Total debt outstanding at September 30, 2004 was $410.6 million compared to $202.9 million at September 30, 2003.

     INCOME TAXES. Income tax expense for the six months ended September 30, 2004 decreased $3.3 million, or 34.1%, to $6.4 million from $9.7 million for the six months ended September 30, 2003. Our effective tax rate for the six months ended September 30, 2004 and 2003 was 41.2% and 40.5%, respectively. The increase in the effective tax rate is partly attributable to a slight increase in state income tax rates. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

     INCOME TAXES. We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or consolidated income tax returns.


LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

     Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At September 30, 2004, our total indebtedness was $410.6 million, consisting of a $179.1 million Term Loan, $175.0 million of Senior Subordinated Notes, $53.2 million of Senior Discount Notes, and $3.3 million of other indebtedness, including capital lease obligations.

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

INVESTING CASH FLOWS

     Our capital expenditures were $5.3 million and $1.8 million for the six months ended September 30, 2004 and 2003, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2005 is $10.3 million.

     Business acquisition expenditures were $4.7 million and $2.2 million for the six months ended September 30, 2004 and 2003, respectively. For the six months ended September 30, 2004, single bookstore locations were acquired serving Eastern Michigan University, Alma College, and Mississippi State University; 2 bookstore locations were acquired serving the University of North Florida and Florida Community College at Jacksonville; and single bookstore location start-ups serving Washington State University and Arizona State University-West Campus were established. For the six months ended September 30, 2003, single bookstore locations were acquired serving Western International University, Mesa Community College, Marshall University and Wayne State College; and 3 bookstore locations were acquired serving Michigan State University. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

     During the six months ended September 30, 2004, no bookstore locations were closed. During the six months ended September 30, 2003, four bookstores were either closed or the contract-managed lease was not renewed.

     Subsequent to September 30, 2004, we acquired bookstore operations in Tallahassee, Florida, Normal, Illinois, and Morehead, Kentucky. Effective October 20, 2004, the Credit Agreement was amended, primarily to provide for a temporary incremental revolving credit facility, to increase the allowable aggregate principal amount of outstanding capital lease obligations to $10.0 million, and to exclude certain acquisitions from the $15.0 million annual acquisition limitation. The incremental revolving credit facility effectively increases amounts available under the Revolving Credit Facility by $10.0 million for the period from October 20, 2004 through June 30, 2005. These changes were made in connection with the October, 2004 acquisitions of the bookstore locations in Normal, Illinois and Tallahassee, Florida, whose combined annual gross revenues exceeded $20 million.

OPERATING CASH FLOWS

     Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows provided from operating activities for the six months ended September 30, 2004 were $50.4 million, up $0.6 million from $49.8 million for the six months ended September 30, 2003. Increases in cash paid for interest were more than offset by a refund of fiscal 2004 estimated tax payments, resulting in very little change in net cash flows provided from operating activities for the periods presented.

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

     In accordance with such covenant restrictions, NBC declared and paid $0.1 million in dividends to the Company during the six months ended September 30, 2004 for costs associated with the March 4, 2004 Transaction. During the six months ended September 30, 2003, NBC declared and paid a $4.1 million dividend to the Company for interest due and payable on the former senior discount debentures.

SOURCES OF AND NEEDS FOR CAPITAL

     As of September 30, 2004, NBC could borrow up to $50.0 million under the Revolving Credit Facility, which was unused at September 30, 2004. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2005 is $10.3 million.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables present aggregated information as of September 30, 2004 regarding our contractual obligations and commercial commitments:


                                                                         Payments Due by Period
                                                       -------------------------------------------------------------
               Contractual                                Less Than          2-3           4-5           After 5
               Obligations                  Total           1 Year          Years         Years           Years
--------------------------------------  -------------- --------------  -------------- -------------- ---------------
Long-term debt (3)                       $431,549,826   $  1,830,469    $  3,671,652    $ 3,688,753   $ 422,358,952
Interest on long-term debt (1)            226,130,000     24,201,000      52,330,000     67,596,000      82,003,000
Capital lease obligations                   2,862,991        206,307         599,277        787,352       1,270,055
Interest on capital lease obligations       1,403,725        305,947         524,081        367,903         205,794
Operating leases                           47,669,000     10,301,000      17,761,000     10,250,000       9,357,000
Unconditional purchase obligations                  -              -               -              -               -
                                        -------------- --------------  -------------- -------------- ---------------
  Total                                  $709,615,542   $ 36,844,723    $ 74,886,010    $82,690,008   $ 515,194,801
                                        ============== ==============  ============== ============== ===============

                                                             Amount of Commitment Expiration Per Period
                                            Total      -------------------------------------------------------------
            Other Commercial               Amounts        Less Than          2-3           4-5            Over 5
              Commitments                 Committed         1 Year          Years         Years           Years
--------------------------------------  -------------- --------------  -------------- -------------- ---------------
Unused line of credit (2)                $ 50,000,000   $          -    $          -    $50,000,000   $           -
                                        ============== ==============  ============== ============== ===============

(1) Interest on the variable rate debt is estimated based upon implied forward rates in the yield curve at September 30, 2004 and does not reflect any potential management of interest rate fluctuations through interest rate swap agreements or other similar instruments.

(2) Interest is not estimated on the line of credit due to uncertainty surrounding the timing and extent of usage of the line of credit.

(3) Balance includes $23,826,124 of remaining original issue discount amortization on the Senior Discount Notes at September 30, 2004.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     In fiscal 2001, we entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which was partially owned by the Company's then-majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us. Such agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) terminated effective July 1, 2003 upon our acquisition of all of the outstanding shares of common stock of TheCampusHub.com, Inc. This business combination was accounted for by us in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.7 million was assigned to non-deductible goodwill. The management services agreement reimbursed us for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement was recognized as the services were performed. For the six months ended September 30, 2003, revenues attributable to the management services agreement totaled $0.1 million and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million.

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

ACCOUNTING PRONOUNCEMENTS

     In March, 2004 the Financial Accounting Standards Board ("FASB") issued an exposure draft, SHARE-BASED PAYMENT, AN AMENDMENT OF FASB STATEMENTS NO. 123 AND
95. If finalized as drafted, the Company will be required to record compensation costs based on the fair value of the awards granted to employees. Although stock options granted and outstanding at September 30, 2004 were fully-vested and thus would not be impacted by this proposed standard, future grants of stock options would likely result in the recording of compensation costs.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

     This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media and alternative sources of textbooks; ability to successfully acquire bookstores or to integrate future acquisitions; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or inability to raise or unavailability of additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, and in particular in this Quarterly Report on Form 10-Q, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


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

     WE FACE COMPETITION IN OUR MARKETS. Our industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than us and have substantially greater resources than us. We cannot give assurances that our business will not be adversely affected by increased competition in the markets in which we currently operate or in markets in which we will operate in the future, or that we will be able to improve or maintain our profit margins. In recent years, an increasing number of institution-owned college stores have decided to outsource or "contract-manage" the operation of their bookstores. As of July 31, 2004, approximately 29% of the U.S. members of The National Association of College Stores were contract-managed. The leading managers of these stores include two of our principal competitors in the wholesale textbook distribution business. Contract-managed stores primarily purchase their used textbook requirements from and sell their available supply of used textbooks to their affiliated operations. A significant increase in the number of contract-managed stores operated by our competitors, particularly at large college campuses, could adversely affect our ability to acquire an adequate supply of used textbooks.

     We are also experiencing growing competition from alternative media and alternative sources of textbooks, such as on-line resources, e-books, print-on-demand textbooks and CD-ROMs, and from the use of course packs, which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students, all of which have the potential to reduce or replace the need for textbooks. A substantial increase in the availability of these alternatives as a source of textbook information could significantly reduce college students' use of traditional textbooks and thus have a material adverse effect on our business and results of operations.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $410.6 million in total indebtedness outstanding at September 30, 2004, $179.1 million is subject to fluctuations in the Eurodollar rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and, in the past, by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. Depending upon interest rate trends in the future, we may choose to manage our risk to variable interest rate fluctuations by again entering into interest rate swap agreements or other similar instruments.

     Certain quantitative market risk disclosures have changed since March 31, 2004 as a result of market fluctuations, movement in interest rates, a new capital lease obligation, and principal payments. The following table presents summarized market risk information as of September 30, 2004 and March 31, 2004, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):


                                                              September 30,     March 31,
                                                                  2004            2004
                                                             --------------  -------------
Fair Values:
  Fixed rate debt                                            $ 229,942,758    $ 255,167,121
  Variable rate debt (excluding Revolving Credit Facility)     179,100,000      180,000,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                    9.38%            9.37%
  Variable rate debt (excluding Revolving Credit Facility)           6.70%            6.63%


                        ITEM 4. CONTROLS AND PROCEDURES.

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our Chief Executive Officer and Treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Treasurer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Treasurer by employees and others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     CHANGES IN INTERNAL CONTROLS. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2004.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2004.


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