Form 10-Q
period 2004-12-31
NBC ACQUISITION CORP
filed 2005-02-11
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

   TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 11, 2005:
                                 549,254 SHARES

                            TOTAL NUMBER OF PAGES: 30

                             EXHIBIT INDEX: PAGE 30

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------------------------------
                                                                      Successor            Predecessor
                                                           -----------------------------  -------------
                                                             December 31,    March 31,     December 31,
                                                                2004           2004           2003
                                                            --------------- -------------  ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $  10,658,451  $ 33,276,181   $ 15,423,613
  Restricted cash                                                       -    27,065,000              -
  Receivables                                                  55,352,771    30,412,590     58,657,326
  Inventories                                                 100,541,115    70,139,222     90,095,729
  Recoverable income taxes                                      5,297,294     5,351,480      3,578,415
  Deferred income taxes                                         6,189,015     6,102,015      5,429,743
  Prepaid expenses and other assets                               521,917       873,167        632,471
                                                           --------------- -------------  -------------
    Total current assets                                      178,560,563   173,219,655    173,817,297

PROPERTY AND EQUIPMENT, net of depreciation & amortization     41,620,381    36,133,256     28,344,685

GOODWILL                                                      283,072,719   268,646,931     34,079,919

IDENTIFIABLE INTANGIBLES, net of amortization                 154,473,025   157,505,632      1,568,083

DEBT ISSUE COSTS, net of amortization                          11,297,521    11,968,909      8,136,907

OTHER ASSETS                                                    2,135,476     2,216,565      2,177,710
                                                           --------------- -------------  -------------
                                                            $ 671,159,685  $649,690,948   $248,124,601
                                                           =============== =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                          $  29,237,555  $ 18,271,940   $ 24,088,228
  Accrued employee compensation and benefits                    8,271,354     9,118,730      7,364,052
  Accrued interest                                              6,682,875     2,565,785      6,758,015
  Accrued incentives                                            7,272,567     6,982,304      6,528,926
  Accrued expenses                                                130,249     1,211,448        885,367
  Deferred revenue                                              1,193,046       898,658        886,349
  Current maturities of long-term debt                          1,831,295    27,743,881        778,119
  Current maturities of capital lease obligations                 204,267       167,433        154,507
  Revolving credit facility                                    30,900,000             -              -
                                                            -------------- -------------  -------------
    Total current liabilities                                  85,723,208    66,960,179     47,443,563

LONG-TERM DEBT, net of current maturities                     406,914,869   404,048,043    260,692,511

CAPITAL LEASE OBLIGATIONS, net of current maturities            2,596,892     2,138,151      2,184,125

OTHER LONG-TERM LIABILITIES                                     1,050,024       317,287        313,130

DEFERRED INCOME TAXES                                          59,045,507    61,699,507              -

COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, voting, authorized 5,000,000 shares
  of $.01 par value; 549,254 shares issued and outstanding
  at December 31, 2004 and March 31, 2004; 1,304,451 shares
  issued at December 31, 2003                                       5,493         5,493         13,045

  Additional paid-in capital                                  110,963,897   110,963,897     75,129,496
  Notes receivable from stockholders                              (91,474)      (92,689)      (141,487)
  Retained earnings (accumulated deficit)                       4,951,269     3,651,080   (104,828,709)
                                                           --------------- -------------  -------------
                                                              115,829,185   114,527,781    (29,827,655)
  Less:  Treasury stock at cost, 116,786
  shares at December 31, 2003                                           -             -    (32,681,073)
                                                           --------------- -------------  -------------
    Total stockholders' equity (deficit)                      115,829,185   114,527,781    (62,508,728)
                                                           --------------- -------------  -------------
                                                            $ 671,159,685  $649,690,948   $248,124,601
                                                           =============== =============  =============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                   Successor     Predecessor     Successor    Predecessor
                                                 -------------- -------------- ------------- --------------
                                                    Quarter        Quarter      Nine Months   Nine Months
                                                     Ended          Ended          Ended         Ended
                                                  December 31,   December 31,   December 31,  December 31,
                                                     2004           2003           2004          2003
                                                 -------------- -------------- ------------- --------------
REVENUES, net of returns                          $ 53,895,023   $ 56,783,112  $ 280,419,974  $284,237,399

COSTS OF SALES                                      31,828,329     34,060,843    172,448,646   175,176,903
                                                 -------------- -------------- -------------- -------------
  Gross profit                                      22,066,694     22,722,269    107,971,328   109,060,496

OPERATING EXPENSES:
  Selling, general and administrative               23,506,715     23,706,145     72,564,422    73,117,729
  Depreciation                                       1,229,325        824,136      3,397,729     2,389,054
  Amortization                                       2,106,000        373,599      6,129,004       923,073
  Stock-based compensation                                   -        186,057              -       186,057
                                                 -------------- -------------- -------------- -------------
                                                    26,842,040     25,089,937     82,091,155    76,615,913
                                                 -------------- -------------- -------------- -------------

INCOME (LOSS) FROM OPERATIONS                       (4,775,346)    (2,367,668)    25,880,173    32,444,583
                                                 -------------- -------------- -------------- -------------

OTHER EXPENSES (INCOME):
  Interest expense                                   8,472,980      5,802,772     23,770,835    16,883,939
  Interest income                                     (211,349)       (81,651)      (344,845)     (193,372)
  Gain on derivative financial instruments                   -              -              -       (57,296)
                                                 -------------- -------------- -------------- -------------
                                                     8,261,631      5,721,121     23,425,990    16,633,271
                                                 -------------- -------------- -------------- -------------

INCOME (LOSS) BEFORE INCOME TAXES                  (13,036,977)    (8,088,789)     2,454,183    15,811,312

INCOME TAX EXPENSE (BENEFIT)                        (5,224,516)    (3,204,005)     1,153,994     6,481,458
                                                 -------------- -------------- -------------- -------------
NET INCOME (LOSS)                                 $ (7,812,461)  $ (4,884,784) $   1,300,189  $  9,329,854
                                                 ============== ============== ============== =============

EARNINGS (LOSS) PER SHARE:
  Basic                                           $     (14.22)  $      (3.83) $        2.37  $       7.28
                                                 ============== ============== ============== =============
  Diluted                                         $     (14.22)  $      (3.83) $        2.32  $       7.13
                                                 ============== ============== ============== =============

WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                                549,254      1,276,522        549,254     1,281,854
                                                 ============== ============== ============== =============
  Diluted                                              549,254      1,276,522        560,666     1,308,459
                                                 ============== ============== ============== =============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                     Notes        Retained    Accumulated
                                       Additional  Receivable     Earnings      Other
                              Common    Paid-in       From      (Accumulated Comprehensive   Treasury                 Comprehensive
                               Stock    Capital    Stockholders   Deficit)    Income (Loss)    Stock         Total       Income
                              -------- ----------  ------------ ------------ --------------  ---------  ------------  -------------
BALANCE, April 1, 2003
(Predecessor)                 $12,642 $ 65,381,476 $ (336,681) $(114,158,563) $ (418,631)   $       -   $(49,519,757)

 Issuance of 39,905
 shares of common stock           400    9,722,283          -              -           -            -      9,722,683   $         -

 Issuance of 300 shares
 of common stock upon
 exercise of stock options,
 including tax benefit
 of $10,000                         3       25,737          -              -           -            -         25,740             -

 Payment on stockholder notes       -            -    208,089              -           -            -        208,089             -

 Interest accrued on
 stockholder notes                  -            -    (12,895)             -           -            -        (12,895)            -

 Net income                         -            -          -      9,329,854           -            -      9,329,854     9,329,854

 Reacquired 116,786 shares
 of common stock                    -            -          -              -           -  (32,681,073)   (32,681,073)            -

 Other comprehensive income,
 net of taxes:

   Unrealized gains on interest
   rate swap agreements, net
   of taxes of $256,145             -            -          -              -     418,631            -        418,631       418,631
                              ------- ------------ ----------- --------------  --------- -------------  ------------- -------------
BALANCE, December 31,
2003 (Predecessor)            $13,045 $ 75,129,496 $ (141,487) $(104,828,709)  $       - $(32,681,073)  $(62,508,728)  $ 9,748,485
                              ======= ============ =========== ==============  ========= =============  ============= =============


BALANCE, April 1, 2004
(Successor)                    $5,493 $110,963,897 $  (92,689) $   3,651,080   $       - $          -   $114,527,781

 Payment on stockholder note        -            -      4,882              -           -            -          4,882   $         -

 Interest accrued on
 stockholder note                   -            -     (3,667)             -           -            -         (3,667)            -

 Net income                         -            -          -      1,300,189           -            -      1,300,189     1,300,189

                              ------- ------------ ----------- --------------  --------- -------------  ------------- -------------
BALANCE, December 31, 2004
(Successor)                    $5,493 $110,963,897 $  (91,474) $   4,951,269   $       - $          -   $115,829,185   $ 1,300,189
                              ======= ============ =========== ==============  ========= =============  ============= =============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------------------------------

                                                                                Successor    Predecessor
                                                                               ------------ ------------
                                                                               Nine Months  Nine Months
                                                                                  Ended        Ended
                                                                               December 31, December 31,
                                                                                   2004         2003
                                                                               ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 1,300,189  $ 9,329,854
Adjustments to reconcile net income to net
cash flows from operating activities:
  Provision for losses on receivables                                              103,651       34,429
  Depreciation                                                                   3,397,729    2,389,054
  Amortization                                                                   7,345,934    2,621,248
  Original issue debt discount amortization                                      4,240,608            -
  Noncash interest income from derivative financial instruments                          -       (1,030)
  Gain on derivative financial instruments                                               -     (169,863)
  Loss on disposal of assets                                                        68,014      266,861
  Deferred income taxes                                                         (2,898,000)   3,532,000
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals:
    Receivables                                                                (24,902,991) (28,577,261)
    Inventories                                                                (27,789,004) (19,858,680)
    Recoverable income taxes                                                      (230,557)  (3,543,415)
    Prepaid expenses and other assets                                              366,560      235,502
    Other assets                                                                   140,192     (108,928)
    Accounts payable                                                            10,697,268    5,075,762
    Accrued employee compensation and benefits                                    (931,081)  (3,362,661)
    Accrued interest                                                             4,117,090    4,252,243
    Accrued incentives                                                             290,263    1,010,043
    Accrued expenses                                                            (1,107,502)    (195,367)
    Income taxes payable                                                                 -      (89,932)
    Deferred revenue                                                               294,388      348,119
    Other long-term liabilities                                                     (6,263)      12,307
                                                                               ------------ ------------
      Net cash flows from operating activities                                 (25,503,512) (26,799,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (6,957,004)  (2,898,756)
  Acquisitions, net of cash acquired                                           (20,159,367)  (2,355,487)
  Proceeds from sale of property and equipment and other                            12,324        8,774
  Software development costs                                                             -     (134,016)
                                                                               ------------ ------------
      Net cash flows from investing activities                                 (27,104,047)  (5,379,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                               -   75,000,000
  Payment of financing costs                                                      (545,542)  (3,779,331)
  Principal payments on long-term debt                                         (27,286,368) (30,466,360)
  Principal payments on capital lease obligations                                 (148,143)     (99,634)
  Proceeds from exercise of stock options                                                -       15,740
  Net increase in revolving credit facility                                     30,900,000            -
  Purchases of treasury stock                                                            -  (32,681,073)
  Decrease in restricted cash                                                   27,065,000            -
  Proceeds from payment on notes receivable from stockholders                        4,882      208,089

                                                                               ------------ ------------
      Net cash flows from financing activities                                  29,989,829    8,197,431
                                                                               ------------ ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (22,617,730) (23,981,769)

CASH AND CASH EQUIVALENTS, Beginning of period                                  33,276,181   39,405,382
                                                                               ------------ ------------
CASH AND CASH EQUIVALENTS, End of period                                       $10,658,451  $15,423,613
                                                                               ============ ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                                   $14,196,207  $11,047,118
    Income taxes                                                                 4,282,551    6,607,805
  Noncash investing and financing activities:
    Acquisition of TheCampusHub.com, Inc. through
    issuance of common stock                                                   $         -  $ 9,722,683
    Property acquired through capital lease                                        643,718            -
    Accumulated other comprehensive income (loss):
      Unrealized gains on interest rate swap agreements,
      net of income taxes                                                                -      418,631
      Deferred taxes resulting from accumulated other
      comprehensive income (loss)                                                        -      256,145
    Tax benefit on exercise of stock options                                             -       10,000



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

    We generally refer to all of the above steps and transactions that comprise this entire transaction, collectively, as the "March 4, 2004 Transaction." The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to the Company and NBC as of the date of the transaction. The March 4, 2004 Transaction was accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No.141, BUSINESS COMBINATIONS and Emerging Issues Task Force ("EITF") Issue No. 88-16, BASIS IN LEVERAGED BUYOUT TRANSACTIONS. Accordingly, the Company was revalued at the time of the March 4, 2004 Transaction to fair value to the extent of the majority stockholder's (Weston Presidio's) 96.9% controlling interest in the Company. The remaining 3.1% was accounted for at the continuing stockholders' (current and former members of NBC management) carryover basis in the Company. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of Weston Presidio's 96.9% ownership of outstanding common stock. Fair value was determined in part using an independent third-party appraisal.

    The following unaudited pro forma financial information for the quarter and nine months ended December 31, 2003 was prepared as if the March 4, 2004 Transaction had occurred on April 1, 2003.

                                                Predecessor
                                      ---------------------------------
                                      Quarter Ended   Nine Months Ended
                                       December 31,     December 31,
                                           2003             2003
                                      --------------- -----------------
        Revenues, net of returns        $ 56,783,112    $ 284,237,399
        Net income (loss)                 (6,806,164)       2,493,547
        Earnings (loss) per share:
          Basic                               (12.39)            4.54
          Diluted                             (12.39)            4.44


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

     In December, 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

     The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                               Successor   Predecessor      Successor        Predecessor
                                                             ------------ --------------  --------------   --------------
                                                              Quarter Ended December 31,   Nine Months Ended December 31,
                                                                  2004         2003            2004             2003
                                                             ------------ --------------  --------------   --------------
Net income (loss), as reported                               $(7,812,461)   $(4,884,784)    $ 1,300,189      $ 9,329,854

Add:  Stock-based employee compensation expense
included in reported net income, net of related tax effects            -        111,634               -          111,634

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                       (28,564)       (24,445)        (28,564)         (73,335)
                                                             ------------ --------------  --------------   --------------
Pro forma net income (loss)                                  $(7,841,025)   $(4,797,595)    $ 1,271,625      $ 9,368,153
                                                             ============ ==============  ==============   ==============

Earnings (loss) per share:
  Basic - as reported                                        $    (14.22)   $     (3.83)    $      2.37      $      7.28
  Basic - pro forma                                               (14.28)         (3.76)           2.32             7.31
  Diluted - as reported                                           (14.22)         (3.83)           2.32             7.13
  Diluted - pro forma                                             (14.28)         (3.76)           2.27             7.07

     Effective November 9, 2004, options to purchase 12,611 shares of NBC Holdings Corp. capital stock were granted to selected employees and officers of the Company and its affiliates at an exercise price of $160, which approximated the fair market value of such shares at the time of grant. Stock options granted in conjunction with the March 4, 2004 Transaction were fully vested at the date of grant.

     In December, 2004 the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123 (revised 2004) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure the cost of such services based on the grant-date fair value of the award. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, thereby eliminating the intrinsic value method of accounting for stock-based compensation currently utilized by the Company. SFAS No. 123 (revised 2004) will become effective for the Company in fiscal 2007, applying to all awards granted or modified after April 1, 2006.

3. EARNINGS PER SHARE - Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. For purposes of calculating basic and diluted earnings per share, weighted-average common shares outstanding for the quarters and nine months ended December 31, 2004 and 2003 were as follows:

                                                     Successor     Predecessor    Successor      Predecessor
                                                    ------------- -------------- -------------- ---------------
                                                     Quarter Ended December 31,  Nine Months Ended December 31,
                                                      2004           2003          2004            2003
                                                    ------------- -------------- -------------- ---------------
Basic Earnings Per Share:
  Weighted-average common shares outstanding            549,254      1,276,522        549,254       1,281,854

Diluted Earnings Per Share:
  Weighted-average common shares outstanding            549,254      1,276,522        560,666       1,308,459

  Incremental shares attributable to stock options       10,863         28,637         11,412          26,605

  Stock options outstanding                              62,389         90,537         62,389          90,537


4.   INVENTORIES - Inventories are summarized as follows:

                                            Successor             Predecessor
                                 ------------------------------- ---------------
                                  December 31,      March 31,     December 31,
                                      2004            2004            2003
                                 ---------------- -------------- ---------------
Textbook Division                  $  18,670,373    $31,247,606    $ 19,317,249
Bookstore Division                    73,789,169     35,313,780      63,727,565
Complementary Services Division        8,081,573      3,577,836       7,050,915
                                 ---------------- -------------- ---------------
                                   $ 100,541,115    $70,139,222    $ 90,095,729
                                 ================ ============== ===============


5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the nine months ended December 31, 2004 and 2003 and the year ended March 31, 2004. Goodwill assigned to corporate administration represents the goodwill arising out of the March 4, 2004 Transaction, as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

     For the nine months ended December 31, 2004, nine bookstores locations were acquired in seven separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $20.9 million, of which $3.1 million was assigned to covenants not to compete with amortization periods of three to five years; and $14.4 million was assigned to goodwill, $6.2 million of which was not deductible for income tax purposes.

                                                                 Complementary
                                                  Bookstore         Services          Corporate
                                                  Division          Division       Administration         Total
                                                 -------------- -----------------  ----------------  ----------------

Balance, April 1, 2003 (Predecessor)              $ 13,702,249     $           -     $  16,770,574     $  30,472,823

Additions to goodwill:
  Bookstore acquisitions                                 2,721                 -                 -             2,721
  Acquisition of TheCampusHub.com, Inc.                      -         3,604,375                 -         3,604,375
                                                 -------------- -----------------  ----------------  ----------------
Balance, December 31, 2003 (Predecessor)          $ 13,704,970     $   3,604,375     $  16,770,574     $  34,079,919
                                                 ============== =================  ================  ================

Balance, April 1, 2003 (Predecessor)              $ 13,702,249     $           -     $  16,770,574     $  30,472,823

Additions to goodwill:
  Bookstore acquisitions                                11,373                 -                 -            11,373

  Acquisition of TheCampusHub.com, Inc.                      -         3,604,375                 -         3,604,375
                                                 -------------- -----------------  ----------------  ----------------
Balance, February 29, 2004 (Predecessor)            13,713,622         3,604,375        16,770,574        34,088,571

Additions to goodwill:
  Purchase accounting adjustment -
  TheCampusHub.com, Inc.                                    -            100,856                 -           100,856

  March 4, 2004 Transaction                        (13,713,622)       (3,705,231)      250,344,097       232,925,244

  Bookstore acquisitions                             1,532,260                 -                 -         1,532,260
                                                 -------------- -----------------  ----------------  ----------------
Balance, March 31, 2004 (Successor)                  1,532,260                 -       267,114,671       268,646,931

Additions to goodwill:
  Purchase accounting adjustment -
  March 4, 2004 Transaction                                  -                 -            15,355            15,355

  Bookstore acquisitions                            14,410,433                 -                 -        14,410,433
                                                 -------------- -----------------  ----------------  ----------------
Balance, December 31, 2004 (Successor)            $ 15,942,693     $           -     $ 267,130,026     $ 283,072,719
                                                 ============== =================  ================  ================

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of December 31, 2004, March 31, 2004, and December 31, 2003:


                                          December 31, 2004 (Successor)
                               -------------------------------------------------
                                 Gross                               Net
                                Carrying        Accumulated       Carrying
                                 Amount         Amortization       Amount
                               --------------- ---------------- ----------------
 Customer relationships         $ 114,830,000     $ (4,784,200)   $ 110,045,800
 Developed technology              11,473,750       (1,593,244)       9,880,506
 Covenants not to compete           3,779,333         (552,614)       3,226,719
                               --------------- ---------------- ----------------
                                $ 130,083,083     $ (6,930,058)   $ 123,153,025
                               =============== ================ ================

                                          March 31, 2004 (Successor)
                               -------------------------------------------------
                                 Gross                               Net
                                Carrying        Accumulated       Carrying
                                 Amount         Amortization       Amount
                               --------------- ---------------- ----------------
 Customer relationships         $ 114,830,000     $   (478,060)   $ 114,351,940
 Developed technology              11,473,750         (159,006)      11,314,744
 Covenants not to compete             689,333         (170,385)         518,948
                               --------------- ---------------- ----------------
                                $ 126,993,083     $   (807,451)   $ 126,185,632
                               =============== ================ ================

                                     December 31, 2003 (Predecessor)
                               -------------------------------------------------
                                 Gross                               Net
                                Carrying        Accumulated       Carrying
                                 Amount         Amortization       Amount
                               --------------- ---------------- ----------------
 Developed technology           $   3,002,596     $ (1,535,590)   $   1,467,006
 Covenants not to compete             647,333         (546,256)         101,077
                               --------------- ---------------- ----------------
                                $   3,649,929     $ (2,081,846)   $   1,568,083
                               =============== ================ ================


     Information regarding aggregate amortization expense for the quarter and nine months ended December 31, 2004 and 2003 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                            Amortization
                                                              Expense
                                                           --------------

        Quarter ended December 31, 2004 (Successor)          $ 2,103,867
        Quarter ended December 31, 2003 (Predecessor)            371,466
        Nine months ended December 31, 2004 (Successor)        6,122,607
        Nine months ended December 31, 2003 (Predecessor)        916,676

        Estimated amortization expense for the fiscal
        years ending March 31:
          2005                                               $ 8,250,000
          2006                                                 8,462,000
          2007                                                 8,448,000
          2008                                                 8,160,000
          2009                                                 8,153,000

     Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

6. LONG-TERM DEBT - Indebtedness at December 31, 2004 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to NBC through a syndicate of lenders, consisting of an $180.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes") issued by NBC; $77.0 million of 11.0% senior discount notes (the "Senior Discount Notes") issued at a discount of $27.0 million, and capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility, outstanding indebtedness under which was $30.9 million at December 31, 2004, is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at December 31, 2004 was $50.0 million. Borrowings under the temporary incremental revolving credit facility described below are not subject to the borrowing base restrictions.

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

7. DERIVATIVE FINANCIAL INSTRUMENTS - The FASB has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities
     - Deferral of the Effective Date of FASB Statement No. 133; SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities; and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This standard requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. In the past, the Company has utilized derivative financial instruments primarily to manage the risk that changes in interest rates will affect the amount of its future interest payments on its variable rate debt and adopted SFAS No. 133 effective April 1, 2001.

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

                                                                         Successor             Predecessor
                                                              ------------------------------- ---------------
                                                              December 31,     March 31,       December 31,
                                                                  2004            2004             2003
                                                              --------------- --------------- ---------------
Total indebtedness outstanding                                 $ 442,447,323    $434,097,508   $ 263,809,262

Term debt subject to Eurodollar fluctuations                     178,650,000     180,000,000      75,000,000

Revolving credit facility subject to Prime rate fluctuations      30,900,000               -               -

Fixed interest rate indebtedness                                 232,897,323     254,097,508     188,809,262

Variable interest rate, including applicable margin:
  Term Debt - Term Loan                                                4.67%           3.84%           3.88%
  Revolving Credit Facility                                            7.00%               -               -



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

     Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the periods then ended:


                                                                   Predecessor
                                                                   -------------
                                                                   December 31,
                                                                       2003
                                                                   -------------
Increase in fair value of swap agreements designated as hedges        $ 675,806

Year-to-date interest income recorded due to hedge ineffectiveness        1,030

Quarterly interest income recorded due to hedge ineffectiveness               -


     Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest income from derivative financial instruments", "gain on derivative financial instruments", or as noncash investing and financing activities.

8. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Textbook Division, Bookstore Division, and Complementary Services Division. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Bookstore Division segment encompasses the operating activities of the Company's 124 college bookstores as of December 31, 2004 located on or adjacent to college campuses. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

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

     The following table provides selected information about profit or loss on a segment basis for the quarters and nine months ended December 31, 2004 and 2003, respectively:

                                                                                    Complementary
                                                     Textbook        Bookstore         Services
                                                     Division         Division         Division        Total
                                                   --------------  ---------------- -------------- --------------
Quarter ended December 31, 2004 (Successor):
  External customer revenues                         $27,330,632     $  20,704,487    $ 5,859,904  $  53,895,023
  Intersegment revenues                                6,908,087           356,129        882,395      8,146,611
  Depreciation and amortization expense                1,501,002         1,100,091        682,420      3,283,513
  Earnings (loss) before interest, taxes,
    depreciation and amortization (EBITDA)             5,187,612        (1,885,399)       158,746      3,460,959

Quarter ended December 31, 2003 (Predecessor):
  External customer revenues                         $25,373,656     $  19,284,401    $12,125,055  $  56,783,112
  Intersegment revenues                                5,304,144           349,997        642,926      6,297,067
  Depreciation and amortization expense                  213,673           491,418        457,147      1,162,238
  Earnings (loss) before interest, taxes,
    depreciation and amortization (EBITDA)             5,206,119        (1,574,643)       252,730      3,884,206

Nine months ended December 31, 2004 (Successor):
  External customer revenues                         $92,787,634     $ 163,190,705    $24,441,635  $ 280,419,974
  Intersegment revenues                               22,224,141         1,121,330      2,363,905     25,709,376
  Depreciation and amortization expense                4,499,705         2,794,330      2,066,042      9,360,077
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)            27,172,458        16,108,356      1,508,511     44,789,325

Nine months ended December 31, 2003 (Predecessor):
  External customer revenues                         $92,962,816     $ 151,555,354    $39,719,229  $ 284,237,399
  Intersegment revenues                               18,640,654           955,812      1,551,206     21,147,672
  Depreciation and amortization expense                  638,619         1,513,416      1,043,968      3,196,003
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)            28,338,901        14,192,399      2,564,716     45,096,016


     The following table reconciles segment information presented above with information as presented in the consolidated financial statements for the quarters and nine months ended December 31, 2004 and 2003, respectively:

                                                          Successor       Predecessor      Successor      Predecessor
                                                       ---------------  --------------- --------------- ---------------
                                                          Quarter Ended December 31,     Nine Months Ended December 31,
                                                           2004               2003            2004              2003
                                                       ---------------  --------------- --------------- ---------------
Revenues:
  Total for reportable segments                         $  62,041,634     $ 63,080,179   $ 306,129,350   $ 305,385,071
  Elimination of intersegment revenues                     (8,146,611)      (6,297,067)    (25,709,376)    (21,147,672)
                                                       ---------------  --------------- --------------- ---------------
    Consolidated total                                  $  53,895,023     $ 56,783,112   $ 280,419,974   $ 284,237,399
                                                       ===============  =============== =============== ===============

Depreciation and Amortization Expense:
  Total for reportable segments                         $   3,283,513     $  1,162,238   $   9,360,077   $   3,196,003
  Corporate administration                                     51,812           35,497         166,656         116,124
                                                       ---------------  --------------- --------------- ---------------
    Consolidated total                                  $   3,335,325     $  1,197,735   $   9,526,733     $ 3,312,127
                                                       ===============  =============== =============== ===============

Income (Loss) Before Income Taxes:
  Total EBITDA for reportable segments                  $   3,460,959     $  3,884,206   $  44,789,325   $  45,096,016
  Corporate administrative costs                           (4,900,980)      (5,054,139)     (9,382,419)     (9,339,306)
                                                       ---------------  --------------- --------------- ---------------
                                                           (1,440,021)      (1,169,933)     35,406,906      35,756,710
  Depreciation and amortization                            (3,335,325)      (1,197,735)     (9,526,733)     (3,312,127)
                                                       ---------------  --------------- --------------- ---------------
    Consolidated income (loss) from operations             (4,775,346)      (2,367,668)     25,880,173      32,444,583
  Interest and other expenses, net                         (8,261,631)      (5,721,121)    (23,425,990)    (16,633,271)
                                                       ---------------  --------------- --------------- ---------------
    Consolidated income (loss) before income taxes      $ (13,036,977)    $ (8,088,789)  $   2,454,183   $  15,811,312
                                                       ===============  =============== =============== ===============

     EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As the Company is highly-leveraged and as the Company's equity is not publicly-traded, management believes that EBITDA is useful in measuring its liquidity and provides additional information for determining its ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing the Company's financial performance. In addition, EBITDA measures as presented by the Company may not be comparable to similarly titled measures presented by other registrants.

     The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash
     Flows:

                                                     Successor       Predecessor      Successor      Predecessor
                                                  ---------------  --------------- --------------- ---------------
                                                     Quarter Ended December 31,     Nine Months Ended December 31,
                                                      2004               2003            2004            2003
                                                  ---------------  --------------- ---------------   ------------
EBITDA                                            $  (1,440,021)   $  (1,169,933)   $  35,406,906    $  35,756,710

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                       211,349           81,651          344,845          193,372
  Provision for losses on accounts receivable            88,977          (19,806)         103,651           34,429
  Cash paid for interest                               (570,692)        (397,801)     (14,196,207)     (11,047,118)
  Cash paid for income taxes                         (8,243,973)      (6,733,997)      (4,282,551)      (6,607,805)
  Loss on disposal of assets                             52,468            1,929           68,014          266,861
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)       (66,043,495)     (68,352,497)     (42,948,170)     (45,396,164)
                                                 ---------------  --------------- ----------------  ---------------
Net Cash Flows from Operating Activities          $ (75,945,387)   $ (76,590,454)   $ (25,503,512)   $ (26,799,715)
                                                 ===============  =============== ================  ===============
Net Cash Flows from Investing Activities          $ (17,193,419)   $  (1,333,656)   $ (27,104,047)   $  (5,379,485)
                                                 ===============  =============== ================  ===============
Net Cash Flows from Financing Activities          $  30,169,083    $  24,700,845    $  29,989,829    $   8,197,431
                                                 ===============  =============== ================  ===============

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

9. ACCOUNTING PRONOUNCEMENTS - In November, 2004 the FASB issued SFAS No. 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement becomes effective for the Company in fiscal 2007 and is not expected to have a significant impact on the Company's consolidated financial statements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                EXECUTIVE SUMMARY

OVERVIEW

     ACQUISITIONS. We completed the acquisition, initiated the contract-management, or established the start-up of eleven bookstore locations in the first nine months of fiscal 2005: two locations each in Jacksonville and Tallahassee, Florida; and single locations in Ypsilanti, Michigan; Alma, Michigan; Starkville, Mississippi; Glendale, Arizona; Pullman, Washington; Normal, Illinois; and Morehead, Kentucky. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility. Effective October 20, 2004, the Credit Agreement was amended to, among other things, exclude certain acquisitions from the $15.0 million annual acquisition limitation. The changes were made in connection with the October, 2004 acquisitions of the bookstore locations in Normal, Illinois and Tallahassee, Florida, whose combined annual gross revenues exceeded $20 million. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

     REVENUE RESULTS. Consolidated revenues for the quarter ended December 31, 2004 decreased $2.9 million, or 5.1% from the quarter ended December 31, 2003. Although revenues were up slightly in the Textbook and Bookstore Divisions for this seasonally-slow revenue quarter, such increases were more than offset by revenue declines in the Complementary Services Division attributable to the loss of the distance education program's largest customer.

     EBITDA RESULTS. Consolidated EBITDA for the quarter ended December 31, 2004 decreased $0.3 million, or 23.1% from the quarter ended December 31, 2003. EBITDA is considered a non-GAAP measure by SEC Regulation G and therefore you should refer to the more detailed explanation of that measure that is provided later in Management's Discussion & Analysis. The EBITDA decline is primarily attributable to growth in the Bookstore Division, resulting in increased expenses in this seasonally-slow revenue quarter.

     CAPITAL EXPENDITURES. Capital expenditures for the nine months ended December 31, 2004 have increased over the nine months ended December 31, 2003 from $2.9 million to $7.0 million. This increase is attributable to a number of college bookstore renovations which we have undertaken to repair, maintain, modernize, or restructure certain bookstore locations; as well as a project to expand the Textbook Division Nebraska warehouse which added approximately 8,500 square feet of space and mechanized the warehouse receiving process.

CHALLENGES AND EXPECTATIONS

     We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past. We have experienced, and continue to experience, competition for the supply of used textbooks from other textbook wholesalers, competition from alternative media and alternative sources of textbooks for students, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Despite these challenges, we expect that we will grow revenue and EBITDA on a consolidated basis in fiscal 2005. We also expect that our capital spending will remain modest for a company of our size.

 QUARTER ENDED DECEMBER 31, 2004 COMPARED WITH QUARTER ENDED DECEMBER 31, 2003.

     REVENUES. Revenues for the quarters ended December 31, 2004 and 2003 and the corresponding change in revenues were as follows:

                                  Successor     Predecessor            Change
                                -------------- -------------- -------------------------
                                    2004            2003          Amount     Percentage
                                -------------- -------------- -------------- ----------
Textbook Division                $ 34,238,719   $ 30,677,800   $  3,560,919     11.6 %
Bookstore Division                 21,060,616     19,634,398      1,426,218      7.3 %
Complementary Services Division     6,742,299     12,767,981     (6,025,682)   (47.2)%
Intercompany eliminations          (8,146,611)    (6,297,067)    (1,849,544)    29.4 %
                                -------------- -------------- -------------- ----------
                                 $ 53,895,023   $ 56,783,112   $ (2,888,089)    (5.1)%
                                ============== ============== ============== ==========

     Textbook Division revenues were up 11.6% due to an increase in units sold and price increases. The unit sales increase was due primarily to certain operational changes in our Lincoln, Nebraska warehouse which increased inventory available for sale in the third quarter of this fiscal year. The increase in Bookstore Division revenues was attributable to the addition of bookstores through acquisition or start-up since April 1, 2003. The new bookstores provided an additional $2.0 million of revenue in the quarter ended December 31, 2004. This increase was offset by a decrease in same store sales of 3.5%, or $0.6 million, attributable primarily to a slight decrease in sales of new textbooks, clothing and insignia wear, and supplies. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials. Corresponding to the overall growth in the number of company-owned college bookstores, our intercompany transactions also increased.

     GROSS PROFIT. Gross profit for the quarter ended December 31, 2004 decreased $0.6 million, or 2.9%, to $22.1 million from $22.7 million for the quarter ended December 31, 2003. The decrease in gross profit was primarily attributable to the decrease in revenues for the period. Gross margin percentage improved to 40.9% for the quarter ended December 31, 2004 from 40.0% for the quarter ended December 31, 2003, thereby partially offsetting the impact of the decline in revenues. The increase in gross margin percentage was in part attributable to the decline in lower-margin distance education program revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended December 31, 2004 decreased $0.2 million, or 0.8%, to $23.5 million from $23.7 million for the quarter ended December 31, 2003. Selling, general and administrative expenses as a percentage of revenues were 43.6% and 41.7% for the quarters ended December 31, 2004 and 2003, respectively.

     EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended December 31, 2004 and 2003 and the corresponding change in EBITDA were as follows:


                                     Successor       Predecessor            Change
                                   -------------- ---------------- -------------------------
                                        2004            2003            Amount    Percentage
                                   -------------- ---------------- ------------- -----------
Textbook Division                   $ 5,187,612     $ 5,206,119     $ (18,507)       (0.4)%
Bookstore Division                   (1,885,399)     (1,574,643)     (310,756)      (19.7)%
Complementary Services Division         158,746         252,730       (93,984)      (37.2)%
Corporate administration             (4,900,980)     (5,054,139)      153,159         3.0 %
                                   -------------- ---------------- ------------- -----------
                                    $(1,440,021)    $(1,169,933)    $(270,088)      (23.1)%
                                   ============== ================ ============= ===========

      The small change in EBITDA in the Textbook Division was primarly due to the impact of increased revenues being offset by a decline in gross margin percentage. The decrease in Bookstore Division EBITDA was primarily due to increased expenses resulting from growth in the number of college bookstores, compounded by the fact that the third quarter is a seasonally-slow revenue quarter for the Bookstore Division. The decrease in EBITDA in the Complementary Services Division was primarily due to a decrease in the distance education program revenues as previously discussed, in part offset by a corresponding decrease in selling, general, and administrative expenses. The decrease in corporate administration costs is attributable to costs incurred in the quarter ended December 31, 2003 in conjunction with the December 10, 2003 stock purchase and debt refinancing.

     EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that EBITDA is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, to test certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. In addition, EBITDA measures as presented by the Company may not be comparable to similarly titled measures presented by other companies.

     The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                  Successor      Predecessor
                                                --------------  ------------
                                                 Quarter ended December 31,
                                                     2004          2003
                                                --------------  ------------
EBITDA                                          $ (1,440,021)  $ (1,169,933)

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

 Interest income                                     211,349         81,651
 Provision for losses on accounts receivable          88,977        (19,806)
 Cash paid for interest                             (570,692)      (397,801)
 Cash paid for income taxes                       (8,243,973)    (6,733,997)
 Loss on disposal of assets                           52,468          1,929
 Changes in operating assets and liabilities,
 net of effect of acquisitions/disposals (1)     (66,043,495)   (68,352,497)
                                               -------------- --------------
Net Cash Flows from Operating Activities        $(75,945,387)  $(76,590,454)
                                               ============== ==============
Net Cash Flows from Investing Activities        $(17,193,419)  $ (1,333,656)
                                               ============== ==============
Net Cash Flows from Financing Activities        $ 30,169,083   $ 24,700,845
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

     DEPRECIATION EXPENSE. Depreciation expense for the quarter ended December 31, 2004 increased $0.4 million, or 49.2%, to $1.2 million from $0.8 million for the quarter ended December 31, 2003, primarily due to additional depreciation associated with the step-up in basis of assets occurring in conjunction with the March 4, 2004 Transaction.

     AMORTIZATION EXPENSE. Amortization expense for the quarter ended December 31, 2004 increased $1.7 million to $2.1 million from $0.4 million for the quarter ended December 31, 2003, primarily due to additional amortization associated with the step-up in basis of assets occurring in conjunction with the March 4, 2004 Transaction.

     STOCK-BASED COMPENSATION EXPENSE. Stock-based compensation expense for the quarter ended December 31, 2003 was incurred in conjunction with the Company's December 10, 2003 purchase of certain stock options outstanding.

     INTEREST EXPENSE, NET. Interest expense, net for the quarter ended December 31, 2004 increased $2.6 million, or 44.4%, to $8.3 million from $5.7 million for the quarter ended December 31, 2003, primarily due to additional interest expense related to long-term indebtedness arising out of the March 4, 2004 Transaction. Total debt outstanding at December 31, 2004 was $442.4 million compared to $263.8 million at December 31, 2003.

     INCOME TAXES. Income tax benefit for the quarter ended December 31, 2004 increased $2.0 million, or 63.1%, to $5.2 million from $3.2 million for the quarter ended December 31, 2003. Our effective tax rate for the quarters ended December 31, 2004 and 2003 was 40.1% and 39.6%, respectively. The increase in the effective tax rate is partly attributable to a slight increase in state income tax rates. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

       NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH NINE MONTHS ENDED
                               DECEMBER 31, 2003.

     REVENUES. Revenues for the nine months ended December 31, 2004 and 2003 and the corresponding change in revenues were as follows:


                                      Successor        Predecessor              Change
                                   ---------------- ---------------- --------------------------
                                         2004             2003          Amount      Percentage
                                   ---------------- ---------------- -------------- -----------
Textbook Division                    $ 115,011,775    $ 111,603,470   $  3,408,305       3.1 %
Bookstore Division                     164,312,035      152,511,166     11,800,869       7.7 %
Complementary Services Division         26,805,540       41,270,435    (14,464,895)    (35.0)%
Intercompany eliminations              (25,709,376)     (21,147,672)    (4,561,704)     21.6 %
                                   ---------------- ---------------- -------------- -----------
                                     $ 280,419,974    $ 284,237,399   $ (3,817,425)     (1.3)%
                                   ================ ================ ============== ===========

     Textbook Division revenues are up from the same period in the prior year, although units sold are down for the nine months ended December 31, 2004 compared to December 31, 2003. We believe unit sales are directly related to the number of units purchased in the December and May student book buys each year as Textbook Division revenues are limited by the supply of used textbooks available to us. The increase in Bookstore Division revenues was attributable to the addition of bookstores through acquisition or start-up since April 1, 2003. The new bookstores provided an additional $13.3 million of revenue in the nine months ended December 31, 2004. This increase was offset by a decrease in same store sales of 1.0%, or $1.4 million, as a slight increase in sales of used textbooks was entirely offset by a slight decrease in sales of new textbooks and declines in sales of clothing and insignia wear and supplies. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials. Corresponding to the overall growth in the number of company-owned college bookstores, our intercompany transactions also increased.

     GROSS PROFIT. Gross profit for the nine months ended December 31, 2004 decreased $1.1 million, or 1.0%, to $108.0 million from $109.1 million for the nine months ended December 31, 2003. Gross margin percentage was relatively stable at 38.5% and 38.4% for the nine months ended December 31, 2004 and 2003, respectively. The decrease in gross profit was primarily attributable to the previously described decrease in revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended December 31, 2004 decreased $0.5 million, or 0.8%, to $72.6 million from $73.1 million for the nine months ended December 31, 2003. Selling, general and administrative expenses as a percentage of revenues were 25.9% and 25.7% for the nine months ended December 31, 2004 and 2003, respectively. Higher expenses in the nine months ended December 31, 2003 is partly attributable to a $0.2 million loss on abandonment of leasehold improvements incurred upon moving one college bookstore location and $0.3 million of costs incurred in conjunction with the December 10, 2003 debt refinancing.

     EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the nine months ended December 31, 2004 and 2003 and the corresponding change in EBITDA were as follows:



                                     Successor     Predecessor            Change
                                   ------------- --------------  --------------------------
                                      2004           2003          Amount       Percentage
                                   ------------- --------------  ------------- ------------
Textbook Division                  $ 27,172,458   $ 28,338,901   $ (1,166,443)      (4.1)%
Bookstore Division                   16,108,356     14,192,399      1,915,957       13.5 %
Complementary Services Division       1,508,511      2,564,716     (1,056,205)     (41.2)%
Corporate administration             (9,382,419)    (9,339,306)       (43,113)      (0.5)%
                                   ------------- --------------  ------------- ------------
                                   $ 35,406,906   $ 35,756,710   $   (349,804)      (1.0)%
                                   ============= ==============  ============= ============


     The decrease in EBITDA in the Textbook Division was primarily attributable to a declining gross margin percentage due in part to increased costs associated with the Textbook Division's incentive programs. The increase in Bookstore

Division EBITDA was primarily due to revenue growth resulting from the addition of new bookstores and continued improvement in gross margin percentages. The decrease in EBITDA in the Complementary Services Division was primarily due to a decrease in the distance education program revenues as previously discussed and a decrease in the system sales division revenues and gross margin percentage.

     EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that EBITDA is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, to test certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. In addition, EBITDA measures as presented by the Company may not be comparable to similarly titled measures presented by other companies.

     The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                    Successor      Predecessor
                                                ---------------- ---------------
                                                 Nine Months ended December 31,
                                                    2004               2003
                                                ---------------  ---------------
EBITDA                                            $ 35,406,906     $ 35,756,710

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Interest income                                      344,845          193,372
  Provision for losses on accounts receivable          103,651           34,429
  Cash paid for interest                           (14,196,207)     (11,047,118)
  Cash paid for income taxes                        (4,282,551)      (6,607,805)
  Loss on disposal of assets                            68,014          266,861
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)      (42,948,170)     (45,396,164)
                                                ---------------  ---------------
Net Cash Flows from Operating Activities          $(25,503,512)    $(26,799,715)
                                                ===============  ===============
Net Cash Flows from Investing Activities          $(27,104,047)    $ (5,379,485)
                                                ===============  ===============
Net Cash Flows from Financing Activities          $ 29,989,829     $  8,197,431
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

     DEPRECIATION EXPENSE. Depreciation expense for the nine months ended December 31, 2004 increased $1.0 million, or 42.2%, to $3.4 million from $2.4 million for the nine months ended December 31, 2003, primarily due to additional depreciation associated with the step-up in basis of assets occurring in conjunction with the March 4, 2004 Transaction.

     AMORTIZATION EXPENSE. Amortization expense for the nine months ended December 31, 2004 increased $5.2 million to $6.1 million from $0.9 million for the nine months ended December 31, 2003, primarily due to additional amortization associated with the step-up in basis of assets occurring in conjunction with the March 4, 2004 Transaction.

     STOCK-BASED COMPENSATION EXPENSE. Stock-based compensation expense for the nine months ended December 31, 2003 was incurred in conjunction with the Company's December 10, 2003 purchase of certain stock options outstanding.

     INTEREST EXPENSE, NET. Interest expense, net for the nine months ended December 31, 2004 increased $6.7 million, or 40.4%, to $23.4 million from $16.7 million for the nine months ended December 31, 2003, primarily due to additional interest expense related to long-term indebtedness arising out of the March 4, 2004 Transaction. Total debt outstanding at December 31, 2004 was $442.4 million compared to $263.8 million at December 31, 2003.

     INCOME TAXES. Income tax expense for the nine months ended December 31, 2004 decreased $5.3 million, or 82.2%, to $1.2 million from $6.5 million for the nine months ended December 31, 2003. Our effective tax rate for the nine months ended December 31, 2004 and 2003 was 47.0% and 41.0%, respectively. The increase in the effective tax rate is primarily attributable to the impact of permanent differences on relatively low income before income taxes for the nine months ended December 31, 2004 and a slight increase in state income tax rates. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes and non-deductible expenses relating to meals and entertainment expense and a portion of the interest expense on the Senior Discount Notes.


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

     INCOME TAXES. We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or the consolidated income tax returns. Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets, and deferred tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the consolidated income tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in the consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

     Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At December 31, 2004, our total indebtedness was $442.4 million, consisting of a $178.7 million Term Loan, $175.0 million of Senior Subordinated Notes, $54.6 million of Senior Discount Notes, $30.9 million of outstanding indebtedness under the Revolving Credit Facility, and $3.2 million of other indebtedness, including capital lease obligations.

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

INVESTING CASH FLOWS

     Our capital expenditures were $7.0 million and $2.9 million for the nine months ended December 31, 2004 and 2003, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2005 is $10.3 million.

     Business acquisition expenditures were $20.2 million and $2.4 million for the nine months ended December 31, 2004 and 2003, respectively. For the nine months ended December 31, 2004, single bookstore locations were acquired serving Eastern Michigan University, Alma College, Mississippi State University, Illinois State University, and Morehead State University; two bookstore locations were acquired serving the University of North Florida and Florida Community College at Jacksonville and two bookstore locations were acquired serving Florida State University; and single bookstore location start-ups serving Washington State University and Arizona State University-West Campus were established. For the nine months ended December 31, 2003, single bookstore locations were acquired serving East Tennessee State University, Western International University, Mesa Community College, Marshall University and Wayne State College; and 3 bookstore locations were acquired serving Michigan State University. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

     During the nine months ended December 31, 2004, no bookstore locations were closed. During the nine months ended December 31, 2003, four bookstores were either closed or the contract-managed lease was not renewed.

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

OPERATING CASH FLOWS

     Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used for operating activities for the nine months ended December 31, 2004 were $25.5 million, relatively comparable to $26.8 million for the nine months ended December 31, 2003.

COVENANT RESTRICTIONS

     Access to our principal sources of cash is subject to various restrictions. The availability of additional borrowings under the Revolving Credit Facility, excluding the temporary incremental revolving credit facility described above, is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The Senior Credit Facility restricts NBC's ability to make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by the Company. The indenture governing the Senior Discount Notes restricts the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of NBC and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. These restrictions are not expected to affect our ability to meet our cash obligations for the foreseeable future.

     In accordance with such covenant restrictions, NBC declared and paid $0.1 million in dividends to the Company during the nine months ended December 31, 2004 for costs associated with the March 4, 2004 Transaction. During the nine months ended December 31, 2003, NBC declared and paid a $4.1 million dividend to the Company for interest due and payable on the former senior discount debentures on August 15, 2003 and declared a $34.5 million dividend to the Company in conjunction with the common stock and option purchase on December 10, 2003, of which $1.7 million remained payable at December 31, 2003.

SOURCES OF AND NEEDS FOR CAPITAL

     As of December 31, 2004, NBC could borrow up to $60.0 million under the Revolving Credit Facility, outstanding indebtedness under which was $30.9 million. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2005 is $10.3 million.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables present aggregated information as of December 31, 2004 regarding our contractual obligations and commercial commitments:


                                                                                 Payments Due by Period
                                                            --------------------------------------------------------------
            Contractual                                       Less Than          2-3            4-5           After 5
            Obligations                           Total         1 Year          Years          Years           Years
------------------------------------------- --------------- -------------- --------------- --------------- ---------------

Long-term debt (3)                            $431,092,512   $  1,831,295    $  3,673,595    $  3,691,161   $ 421,896,461
Interest on long-term debt (1)                 224,469,869     25,486,399      52,959,254      67,452,041      78,572,175
Capital lease obligations                        2,801,159        204,267         626,434         814,574       1,155,884
Interest on capital lease obligations            1,299,225        274,030         506,830         345,366         172,999
Borrowings under line of credit (2)             30,900,000     30,900,000               -               -               -
Operating leases                                50,523,000     11,223,000      19,181,000      10,927,000       9,192,000
Unconditional purchase obligations                       -              -               -               -               -
                                            --------------- -------------- --------------- --------------- ---------------
  Total                                       $741,085,765   $ 69,918,991    $ 76,947,113    $ 83,230,142   $ 510,989,519
                                            =============== ============== =============== =============== ===============


                                                                       Amount of Commitment Expiration Per Period
                                                 Total      -------------------------------------------------------------
         Other Commercial                       Amounts        Less Than         2-3            4-5            Over 5
            Commitments                        Committed         1 Year         Years          Years           Years
------------------------------------------- --------------- -------------- -------------- --------------- ---------------

Unused line of credit (2)                     $ 29,100,000   $ 10,000,000    $          -    $ 19,100,000   $           -
                                            =============== ============== ============== =============== ===============


      (1) Interest on the variable rate debt is estimated based upon implied forward rates in the yield curve at December 31, 2004 and does not reflect any potential management of interest rate fluctuations through interest rate swap agreements or other similar instruments.

      (2) Interest is not estimated on the line of credit due to uncertainty surrounding the timing and extent of usage of the line of credit.

      (3) Balance includes $22,346,348 of remaining original issue discount amortization on the Senior Discount Notes at December 31, 2004.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

     In fiscal 2001, we entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which was partially owned by the Company's then-majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us. Such agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) terminated effective July 1, 2003 upon our acquisition of all of the outstanding shares of common stock of TheCampusHub.com, Inc. This business combination was accounted for by us in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.7 million was assigned to non-deductible goodwill. The management services agreement reimbursed us for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement was recognized as the services were performed. For the nine months ended December 31, 2003, revenues attributable to the management services agreement totaled $0.1 million and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million.

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

ACCOUNTING PRONOUNCEMENTS

     In November, 2004 the FASB issued SFAS No. 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement becomes effective for the Company in fiscal 2007 and is not expected to have a significant impact on the Company's consolidated financial statements.

     In December, 2004 the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123 (revised 2004) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure the cost of such services based on the grant-date fair value of the award. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, thereby eliminating the intrinsic value method of accounting for stock-based compensation currently utilized by the Company. SFAS No. 123 (revised 2004) will become effective for the Company in fiscal 2007, applying to all awards granted or modified after April 1, 2006.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

     This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media and alternative sources of textbooks for students; ability to successfully acquire bookstores or to integrate future acquisitions; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or inability to raise or unavailability of additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, and in particular in this Quarterly Report on Form 10-Q, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

     We are also experiencing growing competition from alternative media and alternative sources of textbooks for students, such as on-line resources and on-line textbook sellers, e-books, print-on-demand textbooks and CD-ROMs, and from the use of course packs, which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students, all of which have the potential to reduce or replace the need for textbooks. A substantial increase in the availability of these alternatives as a source of textbooks and textbook information could significantly reduce college students' use of the college bookstore and/or the use of traditional textbooks and thus have a material adverse effect on our business and results of operations.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $442.4 million in total indebtedness outstanding at December 31, 2004, $178.7 million is subject to fluctuations in the Eurodollar rate and $30.9 million is subject to fluctuations in the Prime rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and, in the past, by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. Depending upon interest rate trends in the future, we may choose to manage our risk to variable interest rate fluctuations by again entering into interest rate swap agreements or other similar instruments.

     Certain quantitative market risk disclosures have changed since March 31, 2004 as a result of market fluctuations, movement in interest rates, a new capital lease obligation, and principal payments. The following table presents summarized market risk information as of December 31, 2004 and March 31, 2004, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):


                                                             December 31,    March 31,
                                                                2004            2004
                                                           --------------- --------------
Fair Values:
  Fixed rate debt                                           $ 238,958,384  $ 255,167,121
  Variable rate debt (excluding Revolving Credit Facility)    178,650,000    180,000,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                   9.39%          9.37%
  Variable rate debt (excluding Revolving Credit Facility)          6.78%          6.63%


                        ITEM 4. CONTROLS AND PROCEDURES.

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our Chief Executive Officer and Treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Treasurer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Treasurer by employees and others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     CHANGES IN INTERNAL CONTROLS. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                                ITEM 6. EXHIBITS

  Exhibits


      10.1 Second Amendment, dated as of October 20, 2004, to the Amended and Restated Credit Agreement, dated as of March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Several Lenders parties thereto, JPMorgan Chase Bank as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Syndication Agent, and Fleet National Bank and Wells Fargo Bank N.A., as Co-Documentation Agents, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated and filed on October 26, 2004, is incorporated herein by reference.

      10.2 Supplemental Indenture, dated as of December 31, 2004, by and among NBC Textbooks LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

      10.3 Assumption Agreement, dated as of December 31, 2004, made by NBC Textbooks LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

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



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 11, 2005.


NBC ACQUISITION CORP.

/s/  Mark W. Oppegard                           /s/  Alan G. Siemek
-----------------------------------            -------------------------------
Mark W. Oppegard                                Alan G. Siemek
President/Chief Executive Officer,              Vice President and Treasurer
Secretary and Director                          (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX


      10.1 Second Amendment, dated as of October 20, 2004, to the Amended and Restated Credit Agreement, dated as of March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Several Lenders parties thereto, JPMorgan Chase Bank as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Syndication Agent, and Fleet National Bank and Wells Fargo Bank N.A., as Co-Documentation Agents, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated and filed on October 26, 2004, is incorporated herein by reference.

      10.2 Supplemental Indenture, dated as of December 31, 2004, by and among NBC Textbooks LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

      10.3 Assumption Agreement, dated as of December 31, 2004, made by NBC Textbooks LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

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