Form 10-K
period 2005-03-31
NBC ACQUISITION CORP
filed 2005-06-29
CIK 1056756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from_______________ to__________________ .

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

    THERE WERE 549,254 SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF JUNE 29, 2005.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           Total Number of Pages: 104

                             Exhibit Index: PAGE 97

                                TABLE OF CONTENTS


PART I:

Item 1       Business..........................................................3
Item 2       Properties.......................................................12
Item 3       Legal Proceedings................................................14
Item 4       Submission of Matters to a Vote of Security Holders..............14

PART II:

Item 5       Market for Registrant's Common Equity and Related Stockholder
                 Matters......................................................15
Item 6       Selected Financial Data..........................................15
Item 7       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................18
Item 7A      Quantitative and Qualitative Disclosures about Market Risk.......34
Item 8       Financial Statements and Supplementary Data......................35
Item 9       Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure.........................................69
Item 9A      Controls and Procedures..........................................69

PART III:

Item 10     Directors and Executive Officers of the Registrant................70
Item 11     Executive Compensation............................................72
Item 12     Security Ownership of Certain Beneficial Owners and Management
                 and Related Stockholder Matters..............................77
Item 13     Certain Relationships and Related Transactions....................78
Item 14     Principal Accountant Fees and Services............................79

PART IV:

Item 15     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..80
Signatures....................................................................88
Supplemental Information to be Furnished......................................89
Financial Statement Schedule I - Condensed Financial Information
  (Parent Company Only).......................................................90
Financial Statement Schedule II - Valuation and Qualifying Accounts...........96
Exhibit Index.................................................................97

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

    On March 4, 2004, Weston Presidio (Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P.) gained a controlling interest in the Company through (i) the formation of two new corporations, NBC Holdings Corp. and New NBC Acquisition Corp.; (ii) a $28.2 million equity investment by Weston Presidio in NBC Holdings Corp., funds for which were ultimately paid to the Company in the form of a capital contribution; (iii) Weston Presidio's purchase of 36,455 shares of the Company's common stock directly from its holders; (iv) the cancellation of 870,285 shares of the Company's common stock upon payment by the Company of merger consideration of $180.4 million to the shareholders of record for such shares; (v) the exchange of 397,711 shares of the Company's common stock for 512,799 shares of New NBC Acquisition Corp. capital stock in the merger of the two entities with the Company as the surviving entity; and (vi) the exchange of 512,799 shares of the Company's common stock by Weston Presidio and current and former members of NBC management for a like number of shares of NBC Holdings Corp. capital stock. Payment of the $180.4 million of merger consideration was funded through proceeds from the $28.2 million capital contribution, available cash, and proceeds from $405.0 million in new debt financing, of which $261.0 million was utilized to retire certain debt instruments outstanding at March 4, 2004 or to place funds in escrow for untendered debt instruments called for redemption on March 4, 2004 and redeemed on April 3, 2004. For ease of presentation, financial information presented in the Annual Report on Form 10-K reflects this transaction as if it had occurred on March 1, 2004. We have determined that no material transactions occurred during the period from March 1, 2004 through March 4, 2004. As a result of this transaction, financial information for periods ending prior to March 1, 2004 is presented as the "Predecessor," while financial information for periods after March 1, 2004 is presented as the "Successor." Throughout this Annual Report, we generally refer to all of the steps comprising this transaction as the "March 4, 2004 Transaction."

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

GENERAL

    As of March 31, 2005, we operated 124 bookstores on or adjacent to college campuses through which we sell a variety of new and used textbooks and general merchandise. In addition, we are one of the largest wholesale distributors of used college textbooks in North America, offering over 100,000 textbook titles and selling more than 7.3 million books annually, primarily to campuses located in the United States. We are also a leading provider of distance education materials to students in nontraditional courses, which include correspondence and corporate education courses. Furthermore, we provide the college bookstore industry with a variety of services including proprietary information systems, in-store promotions, buying programs, and marketing services. With origins dating to 1915 as a single bookstore operation, we have built a consistent reputation for excellence in order fulfillment, shipping performance and customer service.

    We entered the wholesale used textbook market following World War II, when the supply of new textbooks could not meet the demand created by the return of ex-GI students. In 1964, we became a national, rather than regional, wholesaler of used textbooks as a result of our purchase of The College Book Company of California. During the 1970's we continued our focus on the wholesale business. However, realizing the synergies that exist between wholesale operations and college bookstore operations, in the 1980's we expanded our efforts in the college bookstore market under a revised strategy. Under this strategy we operate bookstores on or near larger campuses, typically where the institution-owned college bookstore is contract-managed by a competitor or where we do not have a significant wholesale presence. Today, we service the college bookstore industry through our Bookstore, Textbook, and Complementary Services Divisions.

    BOOKSTORE DIVISION. College bookstores are a primary outlet for sales of new and used textbooks to students. In addition, we sell a variety of other merchandise including apparel, general books, sundries, and gift items. As of March 31, 2005, we operated 124 college bookstores on or adjacent to college campuses. Of these 124 bookstores, 20 were leased from the educational institution that they served. Our college bookstores are located at some of the nation's largest college campuses including: University of Nebraska; University of Michigan; University of Maryland; Arizona State University; Pennsylvania State University; University of Kansas; Michigan State University; University of California - Berkeley; Texas A&M University; University of Florida; and University of Tennessee. In addition to generating profits, our Bookstore Division provides an exclusive source of used textbooks for sale across our wholesale distribution network.

    TEXTBOOK DIVISION. We are one of the largest wholesale distributors of used college textbooks in North America. Our Textbook Division consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. We purchase used textbooks from and resell them to college bookstores at many of the nation's largest college campuses, including:
University of Texas; University of Southern California; Indiana University; San Diego State University; University of Washington; and University of Minnesota. Historically, Textbook Division sales have been determined primarily by the amount of used textbooks that we could purchase. This occurs because the demand for used textbooks has consistently outpaced supply. Our strong relationships with the management of non contract-managed college bookstores nationwide have provided important access to valuable market information regarding the campus-by-campus supply and demand of textbooks, as well as an ability to procure large quantities of a wide variety of textbooks. We provide an internally-developed BUYER'S GUIDE to our Textbook Division customers. This guide lists details such as author, new copy retail price, and our repurchase price for over 48,000 textbook titles.

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

    Other services offered to college bookstores include the sale of computer hardware and software, such as our turnkey bookstore management software, and related maintenance contracts. We have an installed base of over 200 college bookstore locations for our textbook management control systems, and we have installed our proprietary total store management system at approximately 660 college bookstore locations. In total, including our own bookstores, over 860 college bookstore locations utilize our software products. We also have a leading E-commerce platform for college bookstores with 520 stores licensing the technology via CampusHub. We also provide the college bookstore industry with buying programs and marketing and store design services.

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

    In January 1998, we acquired Connect 2 One (formerly Collegiate Stores Corporation), a centralized buying service for over 650 college bookstores across the United States. Through the enhanced purchasing power of such a large group of bookstores, participating bookstores are able to purchase certain general merchandise at lower prices than those that would be paid by the stores individually. Bookstores participating in Connect 2 One's ("C2O") programs also provide us with another potential source of used textbooks.

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

    CAPITALIZE ON COLLEGE BOOKSTORE OPPORTUNITIES. We intend to increase revenues for our Bookstore Division by acquiring, opening or contract-managing additional bookstores at selected college campuses and offering additional specialty products and services at our existing bookstores. We have created and filled the position of Vice President of Contract Management and we are actively pursuing contract-management relationships at selected college campuses. We also intend to increase same-store sales growth through a more coordinated effort to implement best practices across our entire bookstore network. Finally, we believe there are opportunities to improve cash flow at our college bookstores by reducing certain selling, general and administrative expenses.

    ENHANCE GROWTH IN THE TEXTBOOK DIVISION. We expect the Textbook Division to continue to be a primary contributor of revenues and cash flows, primarily as a result of an expected increase in college enrollments and continued utilization of used textbooks, as well as through the expansion of our own Bookstore Division. Additionally, our enhanced commission structure rewards customers who make a long-term commitment to supplying us with a large portion of their textbooks. Finally, we are strengthening our marketing campaign to increase student awareness of the benefits of buying and selling used textbooks.

    CONTINUE TO SERVICE THE DISTANCE EDUCATION MARKET. During fiscal year 2005, Specialty Books' largest customer discontinued the use of Specialty Books' services for delivery of educational materials. However, we expect Specialty Books' revenues, after adjusting for the loss of this customer, to continue to grow as the distance education market continues to expand due to the increased popularity of correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet.

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

INDUSTRY OVERVIEW

    Based on recent industry trade data from the National Association of College Stores, the college bookstore industry remains strong, with over 4,800 college stores generating annual sales of approximately $10.8 billion to college students and other consumers in North America. Sales of textbooks and other education materials used for classroom instruction comprise approximately two-thirds of that amount. We expect this market will continue to grow as a result of anticipated increases in enrollment at U.S. colleges attributable to the children of the baby boom generation entering the college population.

    COLLEGE BOOKSTORE MARKET. College stores generally fall into three categories: (i) INSTITUTIONAL -- stores that are primarily owned and operated by institutions of higher learning (represents approximately 52.0% of the U.S. market according to the National Association of College Stores); (ii) CONTRACT-MANAGED -- stores owned by institutions of higher learning and managed by outside, private companies, typically found on-campus (represents approximately 29.0% of the U.S. market according to the National Association of College Stores); and (iii) INDEPENDENT STORES -- privately owned and operated stores, generally located off campus (represents approximately 19.0% of the U.S. market according to the National Association of College Stores).

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

    While price is an important factor in the store operator's purchasing decision, available supply, as well as service, usually determine with which used textbook wholesaler a college bookstore will develop a strong relationship. Used textbook wholesalers that are able to significantly service a college bookstore account typically receive preferential treatment from store operators, both in selling and in buying used textbooks. Pure exclusive supply arrangements in our market are rare. However, in the past six to seven years, we have been marketing our exclusive supply program to the industry. This program has grown to approximately 280 participating bookstores at the end of fiscal 2005. We also introduced the NBC Advantage program in fiscal 2001. This program rewards customers who make a long-term commitment to supplying us with a large portion of their books. At the end of fiscal 2005, approximately 550 bookstores were participating in this program, approximately 270 of which were also participating in the exclusive program. Since we are usually able to sell a substantial majority of the used textbooks we are able to purchase, our ability to obtain sufficient supply is a critical factor in our success.

PRODUCTS AND SERVICES

    BOOKSTORE DIVISION. As of March 31, 2005, we operated 124 college bookstores on or adjacent to college campuses. These bookstores sell a wide variety of used and new textbooks, general books and assorted general merchandise, including apparel, sundries and gift items. Over the past three years, revenues of our bookstores from activities other than used and new textbook sales have been between 19.6% and 21.4% of total revenues. We have been, and intend to continue, selectively expanding our product offerings at our bookstores in order to increase sales and profitability. We have also installed software providing E-commerce capabilities in all of our own bookstores, thereby allowing our bookstores to further expand product offerings and compete with other online textbook sellers.

    TEXTBOOK DIVISION. Our Textbook Division is engaged in the procurement and redistribution of used textbooks on college campuses primarily across the United States. The portion of the used textbook business that our division operates in is limited to certain stores and certain books. In general, the portion of the college bookstore market that our Textbook Division cannot access includes those contract-managed stores that are not operated by us that sell their used textbooks to affiliated companies, and institutional and independent stores, to the extent that such used textbooks are repurchased from students and are retained by the bookstore for resale without involving a wholesaler.

    We publish the BUYER'S GUIDE, which lists over 48,000 textbooks according to author, title, new copy retail price, and our repurchase price. The BUYER'S GUIDE is an important part of our inventory control and book procurement system. We update and reprint the BUYER'S GUIDE nine times each year and make it available in both print and various electronic formats, including on all of our proprietary information systems. A staff of dedicated professionals gathers information from all over the country in order to make the BUYER'S GUIDE into what we believe to be the most comprehensive and up-to-date pricing and buying aid for college bookstores. We also maintain a database of approximately 178,000 titles in order to better serve our customers.

    COMPLEMENTARY SERVICES DIVISION. Through Specialty Books, we have access to the market for distance education products and services. Currently, we provide students at approximately 50 colleges with textbooks and materials for use in distance education courses, and we are a leading provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. We believe the fragmented distance education market represents an opportunity for us to leverage our fulfillment and distribution expertise in a rapidly growing sector. Beyond textbooks, we offer services and specialty course materials to distance education students including videotape duplication and shipping; shipping of specialty, non-textbook course materials; and a sales and ordering function. Students can order distance education materials from us over the Internet. Over the past three years, revenues of Specialty Books have been between 63.7% and 84.1% of total Complementary Services Division revenues. However, Specialty Books' largest customer, which accounted for more than 30.0% of Specialty Books' fiscal 2005 revenues and 50.0% of fiscal 2004 revenues, has discontinued the use of Specialty Books' services for delivery of educational materials during fiscal 2005. After adjusting for the expected reduction in revenues from this customer, we believe we can continue to increase distance education revenues over the next several years.

    Other services offered to college bookstores include services related to our turnkey bookstore management software, the sale of other software and hardware, and the related maintenance contracts. These services generate revenue and assist us in gaining access to new sources of used textbooks. We have an installed base of over 200 college bookstore locations for our textbook management control systems, and we have installed our proprietary total store management system at approximately 660 college bookstore locations. In total, including our own bookstores, over 860 college bookstore locations utilize our software products. In addition, we have developed software for E-commerce capabilities. These software products allow college bookstores to launch their own E-commerce site and effectively compete against other online textbook sellers by offering textbooks and both traditional and non-traditional store merchandise online. Presently, there are 520 stores licensing our E-commerce technology via CampusHub.

    Through C2O, we are able to offer a variety of products and services to participating college bookstores. C2O negotiates apparel, supplies, gifts, and general merchandise discounts and develops and executes marketing programs for its membership. C2O has evolved into a buying group with substantial purchasing clout by aggregating the purchasing power of 650 participating stores, including our own bookstores. Other C2O marketing services include a freight savings program, a credit card processing program, a shopping bag program, and retail display allowances for magazine displays. Additionally, the C2O staff of experienced professionals consults with the management and buyers of member bookstores. Consulting services offered include strategic planning, store review, merchandise assortment planning, buyer training, and help with other operational aspects of the business. While consulting has historically represented a relatively small component of C2O's business, it is nonetheless strategically important to the ongoing success of this aspect of our business.

    We also provide a consulting and store design program to assist college bookstores in store presentation and layout. Through our marketing services program, we are able to leverage our distribution channels. Marketing services offered by us enable national vendors to reach college students through in-store kiosks, prepackaged freshman mailers, coupon books, e-mail promotions and in-store displays.

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

    As of March 31, 2005 we operated 124 college bookstores nationwide, having expanded from 98 bookstores in fiscal 2001. During fiscal 2005 we completed the acquisition, initiated the contract-management, or established the start-up of eleven bookstore locations: two locations each in Jacksonville and Tallahassee, Florida; and single locations in Ypsilanti, Michigan; Alma, Michigan; Starkville, Mississippi; Glendale, Arizona; Pullman, Washington; Normal, Illinois; and Morehead, Kentucky.

    The table below highlights certain information regarding our bookstores added and closed through March 31, 2005.

                Bookstores                                       Approximate
                 Open at   Bookstores   Bookstores   Bookstores     Total
                Beginning     Added       Closed     at End of     Square
                of Fiscal    During       During      Fiscal       Footage
   Fiscal Year    Year     Fiscal Year Fiscal Year(1)  Year     (in thousands)
   -----------    ----     ----------- --------------  ----     --------------

       2001         98          4           -          102           740
       2002        102         10           4          108           797
       2003        108          4           3          109           798
       2004        109          9           5          113           847
       2005        113         11           -          124           916
------------

(1) In fiscal 2002, the property leases at two bookstore locations expired and were not renewed by us and two bookstore locations in Austin, Texas were sold to a large Textbook Division customer. In fiscal 2003, the property leases at three bookstore locations expired and were not renewed by us. In fiscal 2004, five bookstores were closed, as either the lease expired, the contract-managed relationship was not renewed, or an agreement was reached with the landlord to terminate the lease.

    We plan to continue increasing the number of bookstores in operation. The bookstore expansion plan will focus on campuses where we do not already have a strong relationship with the on-campus bookstore. In determining to purchase an existing store or open a new one, we look at several criteria: (i) a large enough market to justify our efforts (typically this means a campus of at least 6,000 students); (ii) the competitive environment (how many stores currently serve the campus); (iii) a site in close proximity to campus with adequate parking and accessibility; (iv) the potential of the bookstore to have a broad product mix (larger bookstores are more attractive than smaller bookstores because a full line of general merchandise can be offered in addition to textbooks); (v) the availability of top-quality management; and (vi) certain other factors, including leasehold improvement opportunities and personnel costs. We also plan to pursue opportunities to contract-manage additional stores. In determining to pursue opportunities to contract-manage a campus bookstore, we look at: (i) the size of the market; (ii) the competitive status of the market; (iii) the availability of top quality management; and (iv) certain other factors, including personnel costs.

    Our bookstores have an average size of 7,400 square feet but range in size from 400 to 50,000 square feet. We estimate that new bookstore leasehold improvements, furniture and fixtures, and automation with PRISM cost approximately $100,000 per bookstore, after giving effect to construction allowances.

WHOLESALE PROCUREMENT AND DISTRIBUTION

    Historically, because the demand for used textbooks has consistently exceeded supply, our sales have been primarily determined by the amount of used textbooks that we can purchase. We believe that, on average, we are able to fulfill approximately 20% to 25% of our demand. As a result, our success has depended primarily on our inventory procurement, and we continue to focus our efforts on obtaining inventory. In order to ensure our ability to both obtain and redistribute inventory, our Textbook Division strategy has emphasized establishing and maintaining strong customer and supplier relationships with college bookstores (primarily, independent and institutional college bookstores) through our employee account representatives. These 37 account representatives (as of March 31, 2005) are responsible for procuring used textbooks from students, marketing our services on campus, purchasing overstock textbooks from bookstores and securing leads for sale of our systems products. We have been able to maintain a competitive edge by providing superior service, made possible primarily through the development and maintenance of ready access to inventory, information and supply. Other components of the Textbook Division strategy and its implementation include: (i) selectively paying a marginal premium relative to competitors to entice students to sell back more books to us; (ii) gaining access to competitive campuses (where the campus bookstore is contract-managed by a competitor) by opening off-campus, company-owned college bookstores; (iii) using technology to gain efficiencies and to improve customer service; (iv) maintaining a knowledgeable and experienced sales force that is customer-service oriented; (v) providing working capital flexibility for bookstores making substantial purchases; and (vi) establishing long-term supply arrangements by rewarding customers who make a long-term commitment to supplying us with a large portion of their books.

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

    Customers place orders by phone, mail, fax or other electronic method. Upon receiving an order, we remove the books from available inventory and hold them for future shipping. Customers may return books within 60 days after the start of classes if a written request is enclosed. Returns currently average approximately 21.0% of sales and generally are attributable to course cancellations or overstocking. The majority of returns are textbooks that we are able to resell for the next semester.

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

    We conduct training courses for all systems users at our headquarters in Lincoln, Nebraska. Classes are small and provide hands on demonstrations of the various systems. Printed reference manuals and training materials also accompany each system. The customer support unit of CBMS is staffed with approximately 50 experienced personnel. Personnel are available 24 hours a day to answer questions via a toll-free number.

CUSTOMERS

    Our college bookstores are located on many of the nation's largest college campuses including: University of Nebraska; University of Michigan; University of Maryland; Arizona State University; Pennsylvania State University; University of Kansas; Michigan State University; University of California - Berkeley; Texas A&M University; University of Florida; and University of Tennessee.

    We sell our Textbook and certain Complementary Services Division products and services to college bookstores throughout the United States, Canada and Puerto Rico. Our Textbook Division purchases from and resells used textbooks to many of the nation's largest college campuses including: University of Texas; University of Southern California; Indiana University; San Diego State University; University of Washington; and University of Minnesota. Our 25 largest Textbook Division customers accounted for approximately 5.1% of our fiscal 2005 consolidated revenues. No single Textbook Division customer accounted for more than 1.0% of our fiscal 2005 consolidated revenues.

    Our distance education program is, among other things, a primary supplier of textbooks and educational material to students enrolled in on-line courses offered through one institution. That institution accounted for greater than 30.0% of total revenues in the distance education program in fiscal 2005. However, this institution discontinued the use of our services for delivery of educational materials during fiscal 2005.

    No single customer accounted for more than 10.0% of our consolidated revenues in fiscal year 2005, 2004, or 2003.

COMPETITION

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

    Both our Textbook and Bookstore Divisions compete with a number of entities that have entered the college marketplace, or enhanced their sales channel to that marketplace, through E-commerce. These competitors typically use the Internet to establish websites designed to sell textbooks and/or other merchandise directly to students, bypassing the traditional college bookstore. By contrast, E-commerce services provided through CampusHub are designed to sell textbooks and other merchandise through college bookstore websites. In addition, both our Textbook and Bookstore Divisions compete with technology enabled student to student transactions that take place over the Internet. This type of transaction provides competition for both the purchase and the sale of the textbook. We also compete against the expansion of electronic media as a source of textbook information, such as on-line resources, E-Books, print-on-demand textbooks and CD-ROM, which may replace or modify the need for students to purchase textbooks through the traditional college bookstore.

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

EMPLOYEES

    As of March 31, 2005 we had a total of approximately 2,300 employees, of which approximately 1,000 were full-time, approximately 500 were part-time and approximately 800 were temporary. We have no unionized employees and believe that our relationship with our employees is satisfactory.

    In view of the seasonal nature of our Textbook Division, we utilize seasonal labor to improve operating efficiency. We employ a small number of "flex-pool" workers who are cross-trained in a variety of warehouse functions. Temporary employees augment the flex-pool to meet periodic labor demands.

                               ITEM 2. PROPERTIES.

    Listed below, set forth as of March 31, 2005, are our college bookstores, their location, college served and the school's estimated enrollment.

    Institution                                       Location             Enrollment  Store Name
    -----------                                       --------             ----------  ----------
    University of Alabama                             Tuscaloosa, AL       21,000      The College Store
    University of Arkansas--Little Rock               Little Rock, AR      11,800      Campus Bookstore
    Northern Arizona University                       Flagstaff, AZ        18,800      The College Store
    Northern Arizona University                       Flagstaff, AZ        18,800      University Text and Tools
    Arizona State University - West Campus            Glendale, AZ          7,300      The College Store West
    Mesa County Community College, also serving:      Mesa, AZ             27,800      The Textbook Company
       Chandler Gilbert Community College - Pecos                           8,000
    Western International University                  Phoenix, AZ           4,100      Western International University
                                                                                          Bookstore (1)
    Arizona State University                          Tempe, AZ            49,200      The College Store
    University of Arizona                             Tucson, AZ           36,800      Arizona Book Store
    University of Arizona                             Tucson, AZ           36,800      Arizona Book Store South
    University of California - Berkeley               Berkeley, CA         33,100      Ned's Bookstore
    University of California - Berkeley               Berkeley, CA         33,100      Ned's Bookstore
    University of California - Berkeley               Berkeley, CA         33,100      Ned's Bookstore
    University of Northern Colorado                   Greeley, CO          11,900      The Book Stop
    Daytona Beach Community College                   Daytona Beach, FL    12,300      College Book Rack
    University of Florida, also serving:              Gainesville, FL      48,000      Florida Book Store
       Santa Fe Community College                                          13,900
    University of Florida, also serving:              Gainesville, FL      48,000      Florida Book Store, Volume II
       Santa Fe Community College                                          13,900
    University of North Florida                       Jacksonville, FL     14,700      College Book Rack Volume One
    University of North Florida, also serving:        Jacksonville, FL     14,700      College Book Rack Volume Two
       Florida Community College at Jacksonville                           25,700
    Miami-Dade College                                Miami, FL            21,600      Lemox College Book & Supply
    University of Central Florida, also serving:      Orlando, FL          41,500      College Book & Supply
       Seminole Community College                                          12,100
       Valencia Community College                                          16,000
    University of Central Florida                     Orlando, FL          41,500      Knight's Corner
    Florida State University                          Tallahassee, FL      36,900      Bill's Bookstore
    Florida State University                          Tallahassee, FL      36,900      Bill's Bookstore
    Georgia State University                          Atlanta, GA          27,300      Georgia Bookstore
    Drake University                                  Des Moines, IA        5,200      D-Shoppe (1)
    Drake University, also serving:                   Des Moines, IA        5,200      University Book Store (2)
       Mercy College of Health Sciences                                       600
    Southern Illinois University                      Carbondale, IL       21,600      Saluki Bookstore
    Illinois State University - Normal                Normal, IL           20,800      The Alamo II
    Ball Sate University                              Muncie, IN           18,000      Collegiate Book Exchange
    Valparaiso University                             Valparaiso, IN        4,000      University Book Center (1)
    University of Kansas                              Lawrence, KS         27,000      University Book Shop
    Johnson County Community College                  Overland Park, KS    18,600      The College Store
    Western Kentucky University                       Bowling Green, KY    18,400      Lemox Book Company
    Western Kentucky University                       Bowling Green, KY    18,400      Lemox II
    University of Louisville                          Louisville, KY       21,700      College Book Warehouse
    Morehead State University                         Morehead, KY          9,300      Varsity Eagle
    Eastern Kentucky University                       Richmond, KY         16,200      University Book & Supply
    University of Maryland                            College Park, MD     35,300      Maryland Book Exchange
    Prince George's Community College                 Largo, MD            12,500      Prince George's Community
                                                                                          College Bookstore (1)
    Alma College                                      Alma, MI              1,300      Kiltie Korner Bookstore (1)
    Concordia University - Ann Arbor                  Ann Arbor, MI           500      Concordia College Bookstore (1)
    University of Michigan                            Ann Arbor, MI        39,500      Michigan Book & Supply
    University of Michigan                            Ann Arbor, MI        39,500      Ulrich's Bookstore
    Oakland University                                Auburn Hills, MI     16,900      Textbook Outlet
    Wayne County Community College                    Belleville, MI       11,700      WCCCD Bookstore (1)
    Wayne County Community College                    Detroit, MI          11,700      WCCCD Bookstore (1)
    Wayne County Community College                    Detroit, MI          11,700      WCCCD Bookstore (1)
    Wayne County Community College                    Detroit, MI          11,700      WCCCD Bookstore (1)
    Wayne County Community College                    Taylor, MI           11,700      WCCCD Bookstore (1)
    Michigan State University                         East Lansing, MI     45,000      The College Store
    Michigan State University                         East Lansing, MI     45,000      Ned's Bookstore
    Michigan State University                         East Lansing, MI     45,000      Spartan Art Store (1)
    Michigan State University                         East Lansing, MI     45,000      Spartan Bookstore (1)
    Michigan State University                         East Lansing, MI     45,000      Spartan Medical Store (1)
    Kettering University                              Flint, MI             3,100      Kettering Campus Store (1)



    Institution                                       Location             Enrollment  Store Name
    -----------                                       --------             ----------  ----------
    Eastern Michigan University, also serving:        Ypsilanti, MI        24,300      Campus Book & Supply
       Washtenaw Community College                                         12,100
       Washtenaw Technical Middle College                                     500
    Eastern Michigan University                       Ypsilanti, MI        24,300      Ned's Bookstore
    Eastern Michigan University                       Ypsilanti, MI        24,300      Ned's College of Business
                                                                                          Bookstore
    Eastern Michigan University                       Ypsilanti, MI        24,300      Mike's Bookstore
    Minnesota State University Mankato                Mankato, MN          14,100      Maverick Bookstore (2)
    Mississippi State University                      Starkville, MS       16,200      Bully's Bookstore
    North Carolina State University                   Raleigh, NC          30,000      Packbackers Student Bookstore
    Chadron State College                             Chadron, NE           2,100      Eagle Pride Bookstore (1)
    University of Nebraska -- Kearney                 Kearney, NE           6,400      The Antelope Bookstore (1)
    University of Nebraska -- Lincoln                 Lincoln, NE          21,800      Big Red Shop
    University of Nebraska -- Lincoln                 Lincoln, NE          21,800      Nebraska Bookstore (2)
    Nebraska Wesleyan University                      Lincoln, NE           1,600      Prairie Wolves Bookstore (1)
    Wayne State College                               Wayne, NE             3,400      Wayne State College Bookstore (1)
    University of Nevada Las Vegas                    Las Vegas, NV        26,200      Rebelbooks
    State University of New York -- Buffalo, also     Amherst, NY          27,300      The College Store
    serving:
       Erie Community College - North Campus                               12,300
    State University of New York - Binghamton         Vestal, NY           13,500      The Bookbridge
    University of Akron                               Akron, OH            21,600      The College Store
    Ohio University                                   Athens, OH           19,700      Specialty Books
    Ohio State University                             Columbus, OH         51,000      College Town
    Wright State University, also serving:            Fairborn, OH         16,000      The College Store
       Sinclair Community College                                          19,900
    University of Toledo                              Toledo, OH           19,500      Student Bookstore
    University of Oklahoma                            Norman, OK           27,100      Boomer Book Company
    University of Oklahoma                            Norman, OK           27,100      Sooner Textbooks
    Oklahoma State University                         Stillwater, OK       21,600      Cowboy Book
    Indiana University of Pennsylvania                Indiana, PA          14,000      The College Store
    University of Pittsburgh                          Pittsburgh, PA       27,000      GotUsed Bookstore
    Pennsylvania State University                     State College, PA    41,300      University Book Centre
    College of Charleston                             Charleston, SC       11,600      University Book of Charleston
    University of South Carolina                      Columbia, SC         25,600      Carolina Spirit Shop
    University of South Carolina                      Columbia, SC         25,600      South Carolina Book Store
    East Tennessee State University                   Johnson City, TN     11,600      The College Store
    East Tennessee State University                   Johnson City, TN     11,600      East Tennessee State University
                                                                                          Bookstore (1)
    University of Tennessee                           Knoxville, TN        25,700      Rocky Top Books
    University of Tennessee                           Knoxville, TN        25,700      Rocky Top East (2)
    University of Texas - Arlington                   Arlington, TX        25,300      The College Store
    Austin Community College                          Austin, TX           30,600      Bevo's
    Austin Community College                          Austin, TX           30,600      Bevo's
    Blinn College                                     Bryan, TX            14,100      Traditions Bookstore
    Texas A&M University                              College Station, TX  44,600      Traditions Bookstore
    Texas A&M University                              College Station, TX  44,600      Traditions Bookstore
    Texas A&M University                              College Station, TX  44,600      Traditions Bookstore
    Southern Methodist University                     Dallas, TX           10,900      Varsity Bookstore
    University of North Texas, also serving:          Denton, TX           31,300      Voertman's (2)
       North Central Texas College                                          6,300
       Texas Woman's University                                             9,700
    University of Texas -- Pan American                Edinburg, TX         15,900      South Texas Book & Supply
    North Harris College                              Houston, TX          10,100      College Bookstore (2)
    North Harris College                              Humble, TX           10,100      College Bookstore
    University of Houston, also serving:              Houston, TX          35,200      Rother's Bookstore
       Texas Southern University School of Law                                600
    Texas Tech University                             Lubbock, TX          28,300      Double T Bookstore
    Texas Tech University                             Lubbock, TX          28,300      Double T Bookstore
    Texas Tech University                             Lubbock, TX          28,300      Double T Bookstore
    Texas Tech University                             Lubbock, TX          28,300      Spirit Shop
    South Texas College                               McAllen, TX          15,300      South Texas Book & Supply
    Stephen F. Austin State University                Nacogdoches, TX      11,300      Varsity Book Store
    San Antonio College, also serving:                San Antonio, TX      20,800      L&M Bookstore
       Northwest Vista College                                              7,600
       Palo Alto College                                                    7,400
       St. Philip's College                                                 9,500
       UTSA - Downtown                                                      6,000
    University of Texas -- San Antonio                 San Antonio, TX     24,700      L&M  UTSA Bookstore
    Southwest Texas State University - San Marcos     San Marcos, TX       26,800      Colloquium Bookstore
    Southwest Texas State University - San Marcos     San Marcos, TX       26,800      Colloquium Bookstore


    Institution                                       Location             Enrollment  Store Name
    -----------                                       --------             ----------  ----------
    Southwest Texas State University - San Marcos     San Marcos, TX       26,800      Colloquium Bookstore
    Tarleton State University                         Stephenville, TX      9,000      The College Store
    Baylor University                                 Waco, TX             13,800      University Bookstore
    Baylor University                                 Waco, TX             13,800      University Bookstore and
                                                                                          Spirit Shop
    Midwestern State University                       Wichita Falls, TX     6,300      The College Store
    Virginia Polytechnic Institute and State          Blacksburg, VA       27,800      Tech Bookstore
       University
    Old Dominion University                           Norfolk, VA          21,200      Dominion Bookstore
    Radford University                                Radford, VA           9,300      Radford Book Exchange
    Western Washington University, also serving:      Bellingham, WA       12,900      The College Store
       Whatcom Community College                                            4,200
    Washington State University                       Pullman, WA          22,700      Crimson & Gray
    Marshall University                               Huntington, WV       16,400      Stadium Bookstore


------------
(1) Denotes properties leased from the educational institution
    ("contract-managed" stores).

(2) Property is owned by us.


    We own our two Textbook Division warehouses (totaling 271,000 square feet) in Lincoln, Nebraska (one of which is also the location of our headquarters), and lease our 60,000 square foot Textbook Division warehouse in Cypress, California. The Cypress lease expires on August 31, 2007. Our distance education program resides in a leased facility with 49,500 square feet in Athens, Ohio. The lease expires on May 31, 2007 and has one five-year option to renew.




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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No items were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2005.

                                     PART II


 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    As of June 29, 2005, based upon the number of holders on record, there were 5 holders of NBC Acquisition Corp. Class A Common Stock, those holders being four funds affiliated with Weston Presidio (which held a total of 36,455 shares) and NBC Holdings Corp., a new corporation formed by Weston Presidio as part of the March 4, 2004 Transaction. As of June 29, 2005, NBC Holdings Corp.'s issued and outstanding capital stock totaled 512,799 shares and correlated with the 512,799 shares of NBC Acquisitions Corp. Class A Common Stock it held. There are 28 holders on record of NBC Holdings Corp. capital stock, including the four funds affiliated with Weston Presidio and current and former members of our management group. As of June 29, 2005, there were also options granted and outstanding under the 2004 Stock Option Plan, held by 32 current and former members of our management group, to purchase 62,389 shares of NBC Holdings Corp. capital stock. As discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data", the payment of dividends is subject to various restrictions under our debt instruments. As a result, the Company has declared no dividends on the NBC Acquisition Corp. Class A Common Stock during fiscal 2005 and 2004. There is no established public trading market for the NBC Acquisition Corp. Class A Common Stock.

    Additional information regarding equity compensation plans can be found in
Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."


                        ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth our selected historical consolidated financial and other data as of and for the fiscal year ended March 31, 2005 (successor), the one month ended March 31, 2004 (successor), the eleven months ended February 29, 2004 (predecessor), and the fiscal years ended March 31, 2003, 2002, and 2001 (predecessor), respectively. The selected historical consolidated financial data was derived from our audited consolidated financial statements.

    The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto included in
Item 8, "Financial Statements and Supplementary Data."

                                                   Successor (1)                              Predecessor (1)
                                          ------------------------------ -----------------------------------------------------------
                                           Fiscal Year      1 Month         11 Months                 Fiscal Years Ended
                                              Ended          Ended            Ended        -----------------------------------------
                                            March 31,      March 31,       February 29,      March 31,      March 31,    March 31,
                                              2005          2004 (6)         2004 (6)         2003 (6)      2002 (6)      2001 (6)
                                          -------------- --------------- ---------------- -------------- ------------- -------------
                                                         (as restated)    (as restated)   (as restated)  (as restated) (as restated)
STATEMENT OF OPERATIONS DATA:                                               (dollars in thousands)
  Revenues                                     $402,154        $ 13,317        $385,364        $370,510     $ 338,917      $301,669
  Costs of sales                                240,638           7,768         231,874         224,488       206,976       187,099
                                          -------------- --------------- ---------------  --------------- ------------- ------------
      Gross profit                              161,516           5,549         153,490         146,022       131,941       114,570
  Operating expenses:
    Selling, general, and administrative        100,513           8,540          91,878          90,391        84,871        74,100
    Depreciation                                  4,908             350           3,396           3,469         3,501         3,469
    Amortization (4)                              8,258             649           1,162             644           505        10,446
    Stock-based compensation                          -               -           7,264               -             -             -
                                          -------------- --------------- ---------------  --------------- ------------- ------------
      Income (loss) from operations              47,837          (3,990)         49,790          51,518        43,064        26,555
  Other expenses (income):
    Interest expense                             31,725           2,848          34,536          22,192        24,408        24,008
    Interest income                                (639)            (97)           (308)           (360)         (400)         (615)
    (Gain) loss on derivative instruments             -               -             (57)            156           361             -
                                          -------------- --------------- ---------------  --------------- ------------- ------------
      Income (loss) before income taxes          16,751          (6,741)         15,619          29,530        18,695         3,162
  Income tax expense (benefit)                    7,305          (2,505)          6,450          12,049         7,797         3,212
                                          -------------- --------------- ---------------  --------------- ------------- ------------
      Net income (loss)                        $  9,446        $ (4,236)       $  9,169        $ 17,481     $  10,898      $    (50)
                                          ============== =============== ===============  =============== ============= ============

  Earnings (loss) per share:
     Basic                                     $  17.20        $  (7.71)       $   7.25        $  13.84     $    8.63      $  (0.04)
     Diluted                                      16.84           (7.71)           7.10           13.64          8.63         (0.04)

OTHER DATA:
  EBITDA (2)                                   $ 61,003        $ (2,991)       $ 54,348        $ 55,631     $  47,070      $ 40,470
  Net cash flows from operating activities       27,187         (21,512)         38,605          37,332        31,038         8,839
  Net cash flows from investing activities         (748)       (210,901)         (6,452)         (5,327)       (7,616)       (4,994)
  Net cash flows from financing activities      (28,491)        186,027           8,104          (4,018)      (16,412)       (3,887)
  Capital expenditures                            7,666             720           3,965           3,708         2,277         1,759
  Business acquisition expenditures (3)          20,160           1,849           2,355           1,389         6,110         2,975
  Number of bookstores open at end of
  the period                                        124             113             112             109           108           102

BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents                    $ 31,224        $ 33,276        $ 79,662        $ 39,405     $  11,419      $  4,410
  Working capital                               104,008         106,259         134,150          81,966        75,865        72,394
  Total assets                                  629,166         648,233         254,184         207,399       182,533       165,615
  Total debt, including current maturities      412,513         434,098         263,782         219,367       216,915       224,219


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

(2) EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America ("GAAP"), and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

        The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data":

                                                   Successor                            Predecessor
                                         ---------------------------- -------------------------------------------------

                                           Fiscal Year    1 Month       11 Months              Fiscal Year Ended
                                              Ended         Ended         Ended     -----------------------------------
                                            March 31,      March 31,   February 29,   March 31,   March 31,   March 31,
                                              2005           2004         2004         2003        2002        2001
                                         -------------- ------------- ------------- ----------- ----------- -----------
                                                                        (dollars in thousands)
EBITDA                                      $ 61,003      $  (2,991)    $ 54,348     $ 55,631    $ 47,070    $ 40,470

Adjustments to reconcile EBITDA to net
 cash flows from operating activities:

Interest income                                  639             97          308          360         400         615
Provision for losses on receivables              316            218           66          452       1,630         434

Cash paid for interest                       (26,320)        (6,892)     (20,126)     (13,549)    (15,225)    (16,001)

Cash paid for income taxes                    (4,946)           (10)      (6,467)     (14,533)     (4,063)     (6,018)

(Gain) loss on disposal of assets                 68             14          408           36        (483)         60

Changes in operating assets and
liabilities, net effect of
acquisitions/disposals (5)                    (3,573)       (11,948)      10,068        8,935       1,709     (10,721)
                                         -------------- ------------- ------------- ----------- ----------- -----------
Net Cash Flows from Operating
Activities                                  $ 27,187      $ (21,512)    $ 38,605     $ 37,332    $ 31,038    $  8,839
                                         ============== ============= ============= =========== =========== ===========

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

(6) Certain items for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the years ended March 31, 2003, 2002, and 2001 have been restated to reflect corrections that are further discussed in Note S, Restatement of Consolidated Financial Statements, of the Notes to Consolidated Financial Statements included in Item 8 of this report.

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

     The following discussions should be read in conjunction with our consolidated financial statements and the related notes thereto included in Item 8, "Financial Statements and Supplementary Data," and other information in this Annual Report on Form 10-K. The accompanying Management's Discussion and Analysis gives effect to the restatement of our consolidated financial statements for fiscal years 2004 and 2003 to correct our accounting treatment for leases and depreciation of related leasehold improvements and to reclassify the activity related to restricted cash from financing cash flows to investing cash flows, as described in Note S to the consolidated financial statements.


                                EXECUTIVE SUMMARY

FISCAL 2005 HIGHLIGHTS

     This summary refers to our operations in fiscal 2004 for the predecessor period from April 1, 2003 to February 29, 2004 and the successor period from March 1, 2004 to March 31, 2004 on a "combined" basis. This basis assists us in comparing results of operations between the current fiscal year with the previous year.

     CHANGES IN CAPITALIZATION. In fiscal year 2004, we underwent a recapitalization transaction that we refer to as the March 4, 2004 Transaction. Accounting for that transaction resulted in a significant increase to goodwill and intangible assets that impacts the comparability of our financial statements from period to period.

     The March 4, 2004 Transaction was accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No.141, Business Combinations. Accordingly, the Company's assets and liabilities were revalued to fair value to the extent of the majority stockholder's (Weston Presidio's) 96.9% controlling interest in the Company. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair values. The allocation of the excess purchase price included establishing identifiable intangibles for customer relationships of $114.8 million and tradename of $31.3 million; adjusting the carrying value of developed technology at March 4, 2004 to a fair value of $11.4 million; and adjusting the carrying value of goodwill at March 4, 2004 to a fair value of $269.1 million. As a result of these changes to intangible assets, and to changes in the Company's outstanding debt that resulted from the March 4, 2004 Transaction, some expenses, such as amortization expense and interest expense, may not be comparable with periods prior to that transaction. Our results of operations, financial position and cash flow's prior to the March 4, 2004 Transaction are presented as the "Predecessor" and our results of operations, financial position and cash flow's after the March 4, 2004 Transaction are presented as the "Successor" in these financial statements.

     ACQUISITIONS. We completed the acquisition, initiated the contract-management, or established the start-up of eleven bookstore locations in fiscal 2005: two locations each in Jacksonville and Tallahassee, Florida; and single locations in Ypsilanti, Michigan; Alma, Michigan; Starkville, Mississippi; Glendale, Arizona; Pullman, Washington; Normal, Illinois; and Morehead, Kentucky. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

     REVENUE RESULTS. Consolidated revenues for the year ended March 31, 2005 increased $3.5 million, or 0.9% from the year ended March 31, 2004. This increase was attributable to increases in both the College Bookstore and Textbook Divisions which were largely offset by the loss of revenue from the distance education program's largest customer and an increase in the interdivision elimination for sales from the Textbook Division to the College Bookstore Division.

     EBITDA RESULTS. Consolidated EBITDA for the year ended March 31, 2005 increased $9.6 million, or 18.8% from the year ended March 31, 2004 with most of that increase due to the impact of the expenses of certain transactions during fiscal 2004. These expenses included combined stock-based compensation charges totaling $7.3 million and other charges of $0.3 million. Within the operating divisions, we achieved strong EBITDA growth from the Bookstore Division due primarily to acquisitions, while we saw decreases in both the Textbook Division due to lower gross margins and in the Complementary Services Division due to the loss of a large customer and to lower systems sales. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in Management's Discussion & Analysis.

     CAPITAL EXPENDITURES. Capital expenditures for the year ended March 31, 2005 have increased over the year ended March 31, 2004 from $4.7 million to $7.7 million. This increase is attributable to a number of college bookstore renovations which we have undertaken to repair, maintain, modernize, or restructure certain bookstore locations; as well as a project to expand the Textbook Division's Nebraska warehouse which added approximately 8,500 square feet of space and partially mechanize the warehouse receiving process.

CHALLENGES AND EXPECTATIONS

     We expect that we will continue to face challenges and opportunities similar to those that we have faced in the recent past. We have experienced, and continue to experience, competition for the supply of used textbooks from other textbook wholesalers and from student to student transactions, competition from alternative media and alternative sources of textbooks for students, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Despite these challenges, we expect that we will continue to grow revenue and EBITDA on a consolidated basis in fiscal 2006. We also expect that our capital spending will remain modest for a company of our size.

                 FISCAL YEAR ENDED MARCH 31, 2005 COMPARED WITH
                       FISCAL YEAR ENDED MARCH 31, 2004.

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

     REVENUES. Revenues for the year ended March 31, 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004 and the corresponding change in revenues (based upon combined revenues for fiscal 2004) were as follows:

                                Successor             Predecessor
                      ----------------------------- -----------------           Change
                       Year Ended    1 Month Ended  11 Months Ended   --------------------------
                      March 31, 2005 March 31, 2004 February 29, 2004     Amount     Percentage
                      -------------- -------------- ----------------- -------------- -----------
Bookstore Division    $ 263,667,751   $  5,318,989    $ 234,328,454    $ 24,020,308     10.0 %

Textbook Division       133,938,475      4,484,265      125,746,000       3,708,210      2.8 %

Complementary Services   33,767,440      4,443,778       49,754,314     (20,430,652)   (37.7)%

Intercompany
eliminations            (29,219,326)      (929,638)     (24,465,094)     (3,824,594)    15.1 %
                     -------------- -------------- ----------------  --------------- ----------
                      $ 402,154,340   $ 13,317,394    $ 385,363,674    $  3,473,272      0.9 %
                     ============== ============== ================  =============== ==========


     The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores (defined by us as stores acquired since April 1, 2003) offset by slightly lower same-store sales. The new bookstores provided an additional $26.0 million of revenue in the year ended March 31, 2005. The Company defines same store sales for fiscal 2005 as sales from any store, even if expanded or relocated, that has a full twelve months of sales in both fiscal 2005 and fiscal 2004. Same store sales decreased 0.9% primarily due to an approximate 1% decrease in sales of new textbooks and an approximate 3% decline in sales of clothing and insignia wear, which offset an approximate 1% increase in sales of used textbooks. The increase in Textbook Division revenues was due primarily to an approximate 5% increase in the average price per book sold, offset partially by a decrease in the number of units sold. We believe that unit sales are down for the year primarily due to a decrease in the number of units purchased in the December of 2003 and May of 2004 student book buys, which supplied the peak selling periods in fiscal 2005. Textbook Division revenues are limited by the supply of used textbooks available to us. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of educations materials. Revenues from that customer program declined approximately $18 million. In addition, revenues from installation and training activity in the systems divisions decreased $1.7 million. Corresponding to the overall growth in the number of company owned college bookstores, our intercompany transactions also increased which reduces consolidated revenues.

     GROSS PROFIT. Gross profit for the year ended March 31, 2005 increased $2.5 million, or 1.6%, to $161.5 million from $159.0 million for the year ended March 31, 2004. This increase was primarily due to higher revenues, along with a slightly higher gross margin percent. Gross margin percent was 40.2% for the year ended March 31, 2005 as compared to 39.9% for the year ended March 31, 2004, driven primarily by a slightly higher gross margin percent on new textbook sales in the Bookstore Division and by higher gross margin percent in the Complementary Service Division due to the decline in sales from the lower-margin distance education program. The Textbook Division gross margins decreased due to higher costs of acquiring used textbooks, including the cost of the Company's enhanced customer programs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended March 31, 2005 increased $0.1 million, or 0.1%, to $100.5 million from $100.4 million for the year ended March 31, 2004. Selling, general and administrative expenses as a percentage of revenues were 25.0% and 25.2% for the years ended March 31, 2005 and 2004, respectively.

     STOCK-BASED COMPENSATION. Stock-based compensation expense was $0 in fiscal 2005 compared to $7.3 million in fiscal 2004. Stock-based compensation expense in fiscal 2004 was incurred in conjunction with the March 4, 2004 Transaction, whereby 40,668 options to purchase shares of NBC Acquisition Corp. Class A Common Stock were converted into the right to receive cash payments which totaled $7.1 million. Additionally, in connection with the December 10, 2003 debt refinancing, 838 options to purchase shares of NBC Acquisition Corp. Class A Common Stock were converted into the right to receive cash payments which totaled $0.2 million. Such costs represent the difference between the fair value of the NBC Acquisition Corp. Class A Common Stock underlying such options at the time the options were converted into the right to receive cash payment and the exercise price on such options.

     EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the year ended March 31, 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004 and the corresponding change in EBITDA (based upon combined EBITDA for fiscal 2004) were as follows:

                                 Successor              Predecessor
                      ------------------------------- ----------------           Change
                       Year Ended     1 Month Ended   11 Months Ended   -------------------------
                      March 31, 2005 March 31, 2004   February 29, 2004     Amount    Percentage
                      -------------- ---------------- ----------------  ------------- -----------
Bookstore Division      $ 34,607,848    $ (2,471,525)    $ 33,190,998   $  3,888,375      12.7 %

Textbook Division         32,181,393         (85,994)      33,544,806     (1,277,419)     (3.8)%

Complementary
Services Division          1,805,367         251,371        2,624,520     (1,070,524)    (37.2)%

Corporate
administration            (7,591,429)       (685,336)     (15,012,469)     8,106,376     (51.6)%
                      -------------- ---------------- ----------------  ------------- -----------
                        $ 61,003,179    $ (2,991,484)    $ 54,347,855   $  9,646,808      18.8 %
                      ============== ================ ================  ============= ===========

     Bookstore Division EBITDA improved as a result of the aforementioned increases in revenues and gross margin percent. The decrease in EBITDA in the Textbook Division is primarily attributable to lower gross margins. Complementary Services Division EBITDA decreased as a result of the reduced revenues in the distance education business combined with decreased revenues in the systems sales business. Corporate Administration EBITDA increased by $8.1 million, primarily as a result of expenses of the March 4, 2004 Transaction and the December 10, 2003 debt refinancing which are included in the results for the eleven months ended February 29, 2004.

     EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

     The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data":

                                                  Successor         Successor         Predecessor
                                                ----------------  ----------------  ------------------
                                                  Year Ended       1 Month Ended     11 Months Ended
                                                 March 31, 2005    March 31, 2004   February 29, 2004
                                                ----------------  ----------------  ------------------
EBITDA                                            $  61,003,179     $  (2,991,484)      $  54,347,855

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                       638,935            97,587             307,680
  Provision for losses on receivables                   315,958           218,205              66,393
  Cash paid for interest                            (26,320,272)       (6,891,827)        (20,125,528)
  Cash paid for income taxes                         (4,946,343)           (9,991)         (6,466,526)
  Loss on disposal of assets                             68,065            13,582             408,095
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)        (3,572,332)      (11,947,584)         10,066,803
                                                ----------------  ----------------  ------------------
Net Cash Flows from Operating Activities          $  27,187,190     $ (21,511,512)      $  38,604,772
                                                ================  ================  ==================
Net Cash Flows from Investing Activities          $    (747,555)    $(210,901,223)      $  (6,451,658)
                                                ================  ================  ==================
Net Cash Flows from Financing Activities          $ (28,491,473)    $ 186,026,630       $   8,103,790
                                                ================  ================  ==================

        (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

     DEPRECIATION EXPENSE. Depreciation expense for the year ended March 31, 2005 increased $1.2 million, or 31.0% to $4.9 million from $3.7 million for the year ended March 31, 2004, primarily due to growth and the step-up in basis of property and equipment resulting from the March 4, 2004 Transaction.

     AMORTIZATION EXPENSE. Amortization expense for the year ended March 31, 2005 increased $6.5 million to $8.3 million from $1.8 million for the year ended March 31, 2004, primarily due to the March 4, 2004 Transaction, which significantly increased the balance of amortizable intangibles.

    INTEREST EXPENSE, NET. Interest expense, net for the year ended March
31, 2005 decreased $5.9 million, or 15.9%, to $31.1 million from $37.0 million for the year ended March 31, 2004, primarily due to interest costs in fiscal 2004 arising from the March 4, 2004 Transaction and the December 10, 2003 debt refinancing. As a result of these two transactions, $8.3 million in debt issue costs associated with retired debt were written-off to interest expense. Additionally, $5.9 million in call premiums were recorded to interest expense in connection with the tendering or calling of the $110.0 million senior subordinated notes and $76.0 million senior discount debentures in conjunction with the March 4, 2004 Transaction. Interest expense net, excluding those two charges in fiscal 2004, increased $8.3 million for the year ended March 31, 2005, due primarily to additional debt issued in connection with the March 4, 2004 Transaction that was outstanding for all of the 2005 fiscal year.

     INCOME TAXES. Income tax expense for the year ended March 31, 2005 increased $3.4 million, or 85.2%, to $7.3 million from $3.9 million for the year ended March 31, 2004. Our effective tax rate was 43.6% and 44.4% for the years ended March 31, 2005 and 2004, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes. Effective state income tax rates were higher in fiscal 2004, as the Company incurred costs attributable to the March 4, 2004 Transaction which were not deductible in certain state tax returns.

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

    REVENUES. Revenues for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003 and the corresponding change in revenues (based upon combined revenues for fiscal 2004) were as follows:

                       Successor                   Predecessor
                    ----------------  -------------------------------------           Change
                    1 Month Ended      11 Months Ended       Year Ended     --------------------------
                    March 31, 2004    February 29, 2004    March 31, 2003        Amount     Percentage
                    ----------------  -------------------  ---------------- -------------- -----------
Bookstore Division     $  5,318,989        $ 234,328,454     $ 216,943,133   $ 22,704,310      10.5 %

Textbook Division         4,484,265          125,746,000       132,806,703     (2,576,438)     (1.9)%

Complementary
Services Division         4,443,778           49,754,314        44,004,856     10,193,236      23.2 %

Intercompany
eliminations               (929,638)         (24,465,094)      (23,244,843)    (2,149,889)      9.2 %
                    ----------------  -------------------  ---------------- -------------- -----------
                       $ 13,317,394        $ 385,363,674     $ 370,509,849   $ 28,171,219       7.6 %
                    ================  ===================  ================ ============== ===========

    The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores (defined by us as stores acquired since April 1, 2002) and increases in same-store sales. The new bookstores provided an additional $14.4 million of revenue in the year ended March 31, 2004, which was offset, in part, by a $2.5 million decrease in revenues attributable to stores closed since April 1, 2002. The Company defines same store sales for fiscal 2004 as sales from any store, even if expanded or relocated, that has a full twelve months of sales in both fiscal 2004 and fiscal 2003. Same store sales increased 5.1%, or $10.8 million due primarily to an approximate 10% increase in sales of new textbooks and a 4% increase in the sale of used textbooks, offset partially by declines in other sales categories. The decrease in Textbook Division revenues was due primarily to a decrease in the number of units sold, which entirely offset an increase in the average price per book sold of approximately 3%. We believe that unit sales are down for the year primarily due to a decrease in the number of units purchased in the December of 2002 and May of 2003 student book buys, which supplied the peak selling periods in fiscal 2004. Textbook Division revenues are limited by the supply of used textbooks available to us. Complementary Services Division revenues increased primarily due to a $4.1 million increase in revenues from installation and training activity in the systems divisions, $1.8 million in revenue related to the acquisition of TheCampusHub.com, Inc. in July, 2003, and $2.5 million of increased revenues from the distance education program. Corresponding to the overall growth in the number of company-owned college bookstores and growth in services provided to our college bookstores by the Complementary Services Division, our intercompany transactions also increased.

    GROSS PROFIT. Gross profit for the year ended March 31, 2004 increased $13.0 million, or 8.9%, to $159.0 million from $146.0 million for the year ended March 31, 2003. This increase was primarily due to higher revenues, along with a slightly higher gross margin percent. Gross margin percent was 39.9% for the year ended March 31, 2004 as compared to 39.4% for the year ended March 31, 2003, driven primarily by improved gross margin percents in the Bookstore and Textbook Divisions. The improved gross margin percents in both of these divisions were primarily due to slightly lower costs of acquiring used textbooks.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended March 31, 2004 increased $10.0 million, or 11.1%, to $100.4 million from $90.4 million for the year ended March 31, 2003. Selling, general and administrative expenses as a percentage of revenues were 25.2% and 24.4% for the years ended March 31, 2004 and 2003, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth which prompted an increase of $3.0 million in personnel costs, $1.2 million in shipping costs, and $2.3 million in rent. Additionally, $0.3 million in expenses were recorded in conjunction with the debt refinancing on December 10, 2003 and $0.3 million in expenses were recorded in conjunction with our new human resources system.

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

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003 and the corresponding change in EBITDA (based upon combined EBITDA for fiscal 2004) were as follows:

                          Successor               Predecessor
                      ---------------- ----------------------------------            Change
                        1 Month Ended   11 Months Ended     Year Ended     --------------------------
                       March 31, 2004  February 29, 2004  March 31, 2003        Amount     Percentage
                      ---------------- ------------------ ---------------  -------------- -----------
Bookstore Division       $ (2,471,525)      $ 33,190,998    $ 26,992,497    $ 3,726,976      13.8 %

Textbook Division             (85,994)        33,544,806      33,915,223       (456,411)     (1.3)%

Complementary
Services Division             251,371          2,624,520       2,041,093        834,798      40.9 %

Corporate
administration               (685,336)       (15,012,469)     (7,318,023)    (8,379,782)    114.5 %
                     ----------------  ------------------ ---------------  -------------- -----------
                        $  (2,991,484)      $ 54,347,855    $ 55,630,790   $ (4,274,419)     (7.7)%
                     ================  ================== ===============  ============== ===========

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

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data":


                                                     Successor        Predecessor       Predecessor
                                                 ------------------ ------------------ ----------------
                                                    1 Month Ended     11 Months Ended     Year Ended
                                                  March 31, 2004    February 29, 2004   March 31, 2003
                                                 ------------------ ------------------ ----------------
EBITDA                                               $ (2,991,484)    $ 54,347,855       $ 55,630,790

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                          97,587          307,680            360,448
  Provision for losses on receivables                     218,205           66,393            451,578
  Cash paid for interest                               (6,891,827)     (20,125,528)       (13,549,099)
  Cash paid for income taxes                               (9,991)      (6,466,526)       (14,533,352)
  Loss on disposal of assets                               13,582          408,095             35,428
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)         (11,947,584)      10,066,803          8,935,820
                                                ------------------ ----------------   ----------------
Net Cash Flows from Operating Activities           $  (21,511,512)    $ 38,604,772       $ 37,331,613
                                                ================== ================   ================

Net Cash Flows from Investing Activities           $ (210,901,223)    $ (6,451,658)      $ (5,327,072)
                                                ================== ================   ================

Net Cash Flows from Financing Activities           $  186,026,630     $  8,103,790       $ (4,018,436)
                                                ================== ================   ================

        (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    DEPRECIATION EXPENSE. Depreciation expense for the year ended March 31, 2004 increased $0.2 million, or 8.0% to $3.7 million from $3.5 million for the year ended March 31, 2003, primarily due to growth and the step-up in basis of property and equipment resulting from the March 4, 2004 Transaction.

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

    INCOME TAXES. Income tax expense for the year ended March 31, 2004 decreased $8.1 million, or 67.3%, to $3.9 million from $12.0 million for the year ended March 31, 2003. Our effective tax rate was 44.4% and 40.8% for the years ended March 31, 2004 and 2003, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes. Effective state income tax rates increased in fiscal 2004, as the Company incurred costs attributable to the March 4, 2004 Transaction which were not deductible in certain state tax returns.

RISK FACTORS

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the following cautionary statements and elsewhere in this Annual Report on Form 10-K. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer.

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

    We are also experiencing growing competition from alternative media and alternative sources of textbooks for students, such as websites designed to sell textbooks and/or other merchandise directly to students, on-line resources, e-books, print-on-demand textbooks and CD-ROMs, and from the use of course packs, which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students, all of which have the potential to reduce or replace the need for textbooks sold through the college bookstore. A substantial increase in the availability of these alternatives as a source of textbooks and textbook information could significantly reduce college students' use of the college bookstore and/or the use of traditional textbooks and thus have a material adverse effect on our business and results of operations.

    We are experiencing growing competition from technology-enabled student to student transactions that take place over the Internet. These transactions, whereby a student enters into a transaction directly with another student for the sale and purchase of a textbook, provide competition by reducing the supply of textbooks available to us for purchase and by reducing the sale of textbooks through the college bookstore. While such transactions have occurred for many years, prior to the Internet such transactions were limited by geography, a lack of information related to pricing and demand, and other factors. A significant increase in the number of these transactions could have a material adverse effect on our business and results of operations.

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

    THE SEASONALITY OF OUR WHOLESALE AND BOOKSTORE OPERATIONS COULD NEGATIVELY AFFECT OUR OPERATING RESULTS. Our wholesale and bookstore operations experience two distinct selling periods and the wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in July/August and November/December. The buying periods for the wholesale operations occur at the end of each school semester in May and December. The primary selling periods for the bookstore operations are in August/September and January. In fiscal 2005, approximately 43% of our annual revenues occurred in the second fiscal quarter (July-September), while approximately 30% of our annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, our working capital requirements fluctuate throughout the year, increasing substantially at the end of each semester, in May and December, as a result of the buying periods. We fund our working capital requirements primarily through the Revolving Credit Facility, which historically has been repaid with cash provided from operations. A significant reduction in sales during our peak selling periods could have a material adverse effect on our financial condition or results of operations for the year.

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

    REVENUE RECOGNITION. We recognize revenue from Textbook Division sales at the time of shipment. We have established a program which, under certain conditions, enables our customers to return textbooks. We record reductions to revenue and costs of sales for the estimated impact of textbooks with return privileges which have yet to be returned to the Textbook Division. Additional reductions to revenue and costs of sales may be required if the actual rate of product returns exceeds the estimated rate of product returns. The estimated rate of product returns is determined utilizing actual historical product return experience.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At March 31, 2005, our total indebtedness was approximately $412.5 million, consisting of a $178.2 million Term Loan, $175.0 million of Senior Subordinated Notes, $56.1 million of Senior Discount Notes, and $3.2 million of other indebtedness, including capital lease obligations.

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

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and the Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility's Term Loan, NBC is scheduled to make principal payments totaling approximately $1.8 million in fiscals 2006-2010 and $169.2 million in fiscal 2011. These scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards the Term Loan principal balances. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by NBC. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments commencing September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.

INVESTING CASH FLOWS

    Our capital expenditures were $7.7 million, $4.7 million, and $3.7 million for the fiscal years ended March 31, 2005, 2004, and 2003, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2005 was $10.3 million.

    Business acquisition expenditures were $20.2 million, $4.2 million, and $1.4 million for the fiscal years ended March 31, 2005, 2004, and 2003, respectively. For the fiscal year ended March 31, 2005, single bookstore locations were acquired serving Eastern Michigan University, Alma College, Mississippi State University, Illinois State University, and Morehead State University; two bookstore locations were acquired serving the University of North Florida and Florida Community College at Jacksonville and two bookstore locations were acquired serving Florida State University; and single bookstore location start-ups serving Washington State University and Arizona State University-West Campus were established. For the fiscal year ended March 31, 2004, single bookstore locations were acquired serving Wayne State College, Mesa Community College, Western International University, the University of Toledo, East Tennessee State University, Marshall University; and 3 bookstore locations were acquired serving Michigan State University. For the fiscal year ended March 31, 2003, single bookstore locations were acquired serving Stephen F. Austin State University, the University of Northern Colorado; and 2 bookstore locations were acquired serving Western Kentucky University. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During fiscal 2005, no bookstores locations were closed. During fiscal 2004, bookstore locations serving Wayne State College, Columbia College, California State University - Northridge, Chadron State College, and Arizona State University were closed, as either the lease expired, the contract-managed relationship was not renewed, or an agreement was reached with the landlord to terminate the lease. During fiscal 2003, bookstores serving Virginia Commonwealth University, Ferris State University, and the University of California - Berkeley were closed upon the expiration of the property leases.

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

OPERATING CASH FLOWS

      Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). For the year ended March 31, 2005, weighted-average borrowings under the Revolving Credit Facility approximated $5.7 million, with actual borrowings ranging from a low of no borrowings to a high of $40.7 million. Net cash flows from operating activities for the year ended March 31, 2005 were $27.2 million, an increase of $10.1 million from $17.1 million for the year ended March 31, 2004. This increase in cash flows from operations was primarily attributable to a reduction in cash utilized for stock based compensation and call premiums which were paid in fiscal 2004 in conjunction with the March 4, 2004 Transaction and the December 10, 2003 debt refinancing.

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

    In accordance with such covenant restrictions, NBC declared and paid $0.1 million in dividends to the Company during fiscal year 2005 for costs associated with the March 4, 2004 Transaction. During fiscal year 2004, NBC declared and paid dividends to the Company of (a) $8.2 million for cash interest payments made on the senior discount debentures due August 15, 2003 and February 15, 2004; (b) $32.8 million to finance the purchase of treasury stock associated with the December 10, 2003 debt refinancing; and (c) $184.3 million to assist in financing the March 4, 2004 Transaction.

SOURCES OF AND NEEDS FOR CAPITAL

    As of March 31, 2005, we could borrow up to $50.8 million under the Revolving Credit Facility, including $10.0 million available through June 30, 2005 under the temporary incremental revolving credit facility described in the notes to the consolidated financial statements presented in Item 8, "Financial Statements and Supplementary Data", of our Annual Report on Form 10-K. The Revolving Credit Facility was unused at March 31, 2005. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

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

    The following tables present aggregated information as of March 31, 2005 regarding our contractual obligations and commercial commitments:

                                                                    Payments Due by Period
                                                -------------------------------------------------------------
              Contractual                         Less Than         2-3             4-5          After 5
              Obligations           Total          1 Year          Years           Years          Years
------------------------------- --------------- -------------- --------------  -------------- ---------------

Long-term debt (3)               $ 430,635,000    $ 1,832,144    $ 3,675,591     $ 3,693,633   $ 421,433,632
Interest on long-term debt (1)     218,324,288     26,357,652     55,465,965      72,773,051      63,727,620
Capital lease obligations            2,767,208        237,955        649,282         842,191       1,037,780
Interest on capital lease
obligations                          1,247,882        293,493        488,855         322,072         143,462
Operating leases                    53,107,000     11,860,000     20,032,000      11,152,000      10,063,000
Unconditional purchase
obligations                                  -              -              -               -               -
                                --------------- -------------- --------------  -------------- ---------------
  Total                          $ 706,081,378   $ 40,581,244   $ 80,311,693    $ 88,782,947   $ 496,405,494
                                =============== ============== ==============  ============== ===============


                                                        Amount of Commitment Expiration Per Period
                                     Total      -------------------------------------------------------------
       Other Commercial             Amounts         Less Than         2-3             4-5           Over 5
         Commitments               Committed         1 Year          Years           Years          Years
------------------------------- --------------- -------------- --------------  -------------- ---------------

Unused line of credit (2)        $  60,000,000   $ 10,000,000   $          -    $ 50,000,000   $           -
                                =============== ============== ==============  ============== ===============


(1) Interest on the variable rate debt is estimated based upon implied forward rates in the yield curve at March 31, 2005 and does not reflect any potential management of interest rate fluctuations through interest rate swap agreements or other similar instruments.

(2) Interest is not estimated on the line of credit due to uncertainty surrounding the timing and extent of usage of the line of credit.

(3) Balance includes $20,889,014 of remaining original issue discount amortization on the Senior Discount Notes at March 31, 2005.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

    In fiscal 2001, we entered into several agreements with a newly created entity, TheCampusHub.com, Inc., which was partially owned by the Company's then-majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us. Such agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) terminated effective July 1, 2003 upon our acquisition of all of the outstanding shares of common stock of TheCampusHub.com, Inc. This business combination was accounted for by us in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.7 million was assigned to non-deductible goodwill. The management services agreement reimbursed us for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement was recognized as the services were performed. For the years ended March 31, 2004 and 2003, revenues attributable to the management services agreement totaled $0.1 million and $0.3 million, respectively, and reimbursable direct costs incurred on behalf of TheCampusHub.com, Inc. totaled $0.1 million and $0.6 million, respectively.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

    In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, INVENTORY PRICING to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement becomes effective for the Company in fiscal 2007 and is not expected to have a significant impact on the Company's consolidated financial statements.

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT. SFAS No. 123 (revised 2004) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure the cost of such services based on the grant-date fair value of the award. This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, thereby eliminating the intrinsic value method of accounting for stock-based compensation currently utilized by the Company. SFAS No. 123 (revised 2004) will become effective for the Company in fiscal 2007, applying to all awards granted or modified after April 1, 2006.

     In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS--AN AMENDMENT OF APB OPINION NO. 29. This statement amends APB Opinion No.29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal 2007. The adoption of this statement is not expected to have a significant impact on the Company's consolidated financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    This Annual Report on Form 10-K contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media and alternative sources of textbooks for students; increased competition for the purchase and sale of used textbooks from student to student transactions; ability to successfully acquire bookstores or to integrate future acquisitions; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or inability to raise or unavailability of additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular this Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $412.5 million in total indebtedness outstanding at March 31, 2005, approximately $178.2 million is subject to fluctuations in the Eurodollar interest rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and, in the past, by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. Depending upon interest rate trends in the future, we may choose to manage our risk to variable interest rate fluctuations by again entering into interest rate swap agreements or other similar instruments.

    The following table presents quantitative information about our market risk sensitive instruments (the weighted-average variable rates are based on implied forward rates in the yield curve at March 31, 2005):

                                  Fixed Rate Debt               Variable Rate Debt
                             ----------------------------  ----------------------------
                                              Weighted-                      Weighted-
                                               Average                        Average
                               Principal      Interest       Principal        Interest
                               Cash Flows       Rate        Cash Flows (1)     Rate
                             ---------------- -----------  ---------------  -----------
Fiscal Year Ended March 31:
  2006                         $     270,099       9.23%    $   1,800,000       6.32%
  2007                               340,344       9.27%        1,800,000       7.15%
  2008                               384,529       9.32%        1,800,000       7.27%
  2009                               434,949       9.36%        1,800,000       7.41%
  2010                               500,875       9.36%        1,800,000       7.53%
  Thereafter                     253,271,412       9.57%      169,200,000       7.64%
                             ---------------- -----------  ---------------  -----------
    Total                      $ 255,202,208       9.39%    $ 178,200,000       7.21%
                             ================ ===========  ===============  ===========

    Fair Value                 $ 227,672,616         -      $ 178,200,000         -
                             ================              ===============

(1) Principal cash flows represent scheduled principal payments and are adjusted for anticipated excess cash flow payments and optional prepayments (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, to be applied toward principal balances.

    Certain quantitative market risk disclosures have changed since March 31, 2004 as a result of market fluctuations, movement in interest rates, a new capital lease obligation, and principal payments. The following table presents summarized market risk information for the years ended March 31, 2005 and 2004, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):


                                                 March 31,      March 31,
                                                    2005           2004
                                              -------------- --------------
Fair Values:
  Fixed rate debt                             $ 227,672,616  $ 255,167,121
  Variable rate debt                            178,200,000    180,000,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                     9.39%          9.37%
  Variable rate debt                                  7.21%          6.63%

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF NBC ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm                       36

Consolidated Balance Sheets as of March 31, 2005 and March 31, 2004
(as restated)                                                                 37

Consolidated Statements of Operations for the Year Ended March 31, 2005 (Successor), the One Month Ended March 31, 2004 38uccessor) (as restated), the Eleven Months Ended February 29, 2004 (Predecessor) (as restated),
and the Year Ended March 31, 2003 (Predecessor) (as restated)                 38

Consolidated Statements of Stockholders' Equity (Deficit) for the Year Ended March 31, 2005 (Successor), One Month Ended39arch 31, 2004 (Successor) (as restated), the Eleven Months Ended February 29, 2004 (Predecessor) (as
restated), and the Year Ended March 31, 2003 (Predecessor) (as restated)      39

Consolidated Statements of Cash Flows for the Year Ended March 31, 2005 (Successor), One Month Ended March 31, 2004 (Suc41ssor) (as restated), the Eleven Months Ended February 29, 2004 (Predecessor) (as restated), and the
Year Ended March 31, 2003 (Predecessor) (as restated)                         41

Notes to Consolidated Financial Statements                                    42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NBC Acquisition Corp.
Lincoln, Nebraska

    We have audited the accompanying consolidated balance sheets of NBC Acquisition Corp. and subsidiary as of March 31, 2005 and March 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended March 31, 2005 (Successor), the one month ended March 31, 2004 (Successor), the eleven months ended February 29, 2004 (Predecessor), and the year ended March 31, 2003 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NBC Acquisition Corp. and subsidiary as of March 31, 2005 and March 31, 2004, and the results of their operations and their cash flows for the year ended March 31, 2005 (Successor), the one month ended March 31, 2004 (Successor), the eleven months ended February 29, 2004 (Predecessor), and the year ended March 31, 2003 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note S, the accompanying consolidated financial statements have been restated.


/s/  Deloitte & Touche LLP

Lincoln, Nebraska
June 28, 2005

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                       March 31,    March 31,
                                                         2005         2004
                                                      ------------ ------------
                                                                   (as restated)
ASSETS                                                             (see Note S)

CURRENT ASSETS:
  Cash and cash equivalents                         $  31,224,343  $ 33,276,181
  Restricted cash                                               -    27,065,000
  Receivables                                          30,953,133    30,412,590
  Inventories                                          72,559,962    70,139,222
  Recoverable income taxes                                      -     5,351,480
  Deferred income taxes                                 5,536,182     6,102,015
  Prepaid expenses and other assets                       586,981       873,167
                                                      ------------  ------------
     Total current assets                             140,860,601   173,219,655

PROPERTY AND EQUIPMENT, net of
depreciation & amortization                            37,512,387    32,727,631

GOODWILL                                              284,898,526   270,594,135

IDENTIFIABLE INTANGIBLES, net of amortization         152,650,661   157,505,632

DEBT ISSUE COSTS, net of amortization                  10,895,711    11,968,909

OTHER ASSETS                                            2,348,256     2,216,565
                                                      ------------  ------------
                                                     $629,166,142  $648,232,527
                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $ 15,724,221  $ 18,271,940
  Accrued employee compensation and benefits            7,934,817     9,118,730
  Accrued interest                                        628,906     2,565,785
  Accrued incentives                                    7,761,296     6,982,304
  Accrued expenses                                      1,146,388     1,211,448
  Income taxes payable                                    544,578             -
  Deferred revenue                                      1,042,660       898,658
  Current maturities of long-term debt                  1,832,144    27,743,881
  Current maturities of capital lease obligations         237,955       167,433
                                                      ------------  ------------
    Total current liabilities                          36,852,965    66,960,179

LONG-TERM DEBT, net of current maturities             407,913,842   404,048,043
CAPITAL LEASE OBLIGATIONS, net of current maturities    2,529,253     2,138,151
OTHER LONG-TERM LIABILITIES                             1,316,835       317,287
DEFERRED INCOME TAXES                                  56,744,462    60,406,732
COMMITMENTS (Note I)
STOCKHOLDERS' EQUITY:
  Class A common stock, voting,
  authorized 5,000,000 shares of $.01 par
  value; issued and outstanding 549,254
  and 549,254 shares at March 31, 2005 and
  2004, respectively                                        5,493         5,493
  Additional paid-in capital                          110,963,897   110,963,897
  Notes receivable from stockholders                      (92,675)      (92,689)
  Retained earnings                                    12,932,070     3,485,434
                                                     ------------  ------------
    Total stockholders' equity                        123,808,785   114,362,135
                                                     ------------  ------------
                                                     $629,166,142  $648,232,527
                                                     ============  ============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------

                                                                    Successor                        Predecessor
                                                          -------------------------------  -------------------------------
                                                            Year Ended     1 Month Ended   11 Months Ended    Year Ended
                                                             March 31,       March 31,      February 29,       March 31,
                                                               2005            2004            2004             2003
                                                          --------------- ---------------  --------------  ---------------
                                                                           (as restated)    (as restated)    (as restated)
                                                                            (see Note S)    (see Note S)     (see Note S)
REVENUES, net of returns                                   $ 402,154,340    $ 13,317,394   $ 385,363,674    $ 370,509,849

COSTS OF SALES (exclusive of depreciation shown below)       240,638,133       7,768,616     231,874,108      224,488,201
                                                          --------------- ---------------  --------------  ---------------
  Gross profit                                               161,516,207       5,548,778     153,489,566      146,021,648

OPERATING EXPENSES:
  Selling, general and administrative                        100,513,028       8,540,262      91,877,771       90,390,858
  Depreciation                                                 4,907,843         349,501       3,396,106        3,468,821
  Amortization                                                 8,258,500         649,000       1,162,320          644,053
  Stock-based compensation                                             -               -       7,263,940                -
                                                          --------------- ---------------  --------------  ---------------
                                                             113,679,371       9,538,763     103,700,137       94,503,732
                                                          --------------- ---------------  --------------  ---------------
INCOME (LOSS) FROM OPERATIONS                                 47,836,836      (3,989,985)     49,789,429       51,517,916
                                                          --------------- ---------------  --------------  ---------------
OTHER EXPENSES (INCOME):
  Interest expense                                            31,724,914       2,848,447      34,535,902       22,192,314
  Interest income                                               (638,935)        (97,587)       (307,680)        (360,448)
  (Gain) Loss on derivative financial instruments                      -               -         (57,296)         155,831
                                                          --------------- ---------------  --------------  ---------------
                                                              31,085,979       2,750,860      34,170,926       21,987,697
                                                          --------------- ---------------  --------------  ---------------

INCOME (LOSS) BEFORE INCOME TAXES                             16,750,857      (6,740,845)     15,618,503       29,530,219

INCOME TAX EXPENSE (BENEFIT)                                   7,304,221      (2,505,159)      6,449,617       12,049,305
                                                          --------------- ---------------  --------------  ---------------
NET INCOME (LOSS)                                          $   9,446,636    $ (4,235,686)  $   9,168,886    $  17,480,914
                                                          =============== ===============  ==============  ===============
EARNINGS (LOSS) PER SHARE:
  Basic                                                    $       17.20    $      (7.71)  $        7.25    $       13.84
                                                          =============== ===============  ==============  ===============
  Diluted                                                  $       16.84    $      (7.71)  $        7.10    $       13.64
                                                          =============== ===============  ==============  ===============



See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------------

                                                       Notes       Retained     Accumulated
                                       Additional   Receivable     Earnings       Other
                              Common     Paid-in       From      (Accumulated  Comprehensive  Treasury                Comprehensive
                              Stock      Capital    Stockholders   Deficit)    Income (Loss)   Stock         Total    Income (Loss)
                             --------- ---------- -------------- ------------ -------------- ----------- ------------ -------------

BALANCE, April 1, 2002
(Predecessor)
(as reported) (see Note S)   $ 12,634  $65,304,884  $ (865,940) $(131,937,811)  $ (604,567) $          -  $(68,090,800)

Prior period adjustment
 (see Note S)                       -            -           -     (1,550,656)           -             -    (1,550,656) $         -

                             --------- ------------ ----------  --------------- ------------ ------------ ------------- ------------
BALANCE, April 1, 2002
(Predecessor)
(as restated) (see Note S)     12,634   65,304,884    (865,940)  (133,488,467)    (604,567)            -   (69,641,456) $         -
                                                                                                                        ============

Issuance of 875 shares
of common stock
upon exercise of stock
options, including
tax benefit of $24,000              8       76,592           -              -            -             -        76,600           $ -

Payment on stockholder
notes                               -            -     552,089              -            -             -       552,089             -

Interest accrued on
stockholder notes                   -            -     (22,830)             -            -             -       (22,830)            -

Net income (as restated)
(see Note S)                        -            -           -     17,480,914            -             -    17,480,914    17,480,914

Other comprehensive income,
 net of taxes:

Unrealized gains on interest
rate swap
agreements, net of taxes
of $146,900                         -            -           -              -      185,936             -       185,936       185,936
                             --------- ------------ ----------  --------------- ------------ ------------ ------------- ------------
BALANCE, March 31, 2003
(Predecessor)
(as restated)
(see Note S)                   12,642   65,381,476    (336,681)  (116,007,553)    (418,631)            -   (51,368,747) $ 17,666,850
                                                                                                                        ============

 Issuance of 39,905 shares
of common stock                   400    9,722,283           -              -            -             -     9,722,683           $ -

 Issuance of 300 shares of
common stock upon
exercise of stock options,
 including tax
benefit of $10,000                  3       25,737           -              -            -             -        25,740             -

Payment on stockholder notes        -            -     208,089              -            -             -       208,089             -

Interest accrued on
stockholder notes                   -            -     (14,437)             -            -             -       (14,437)            -

Net income (as restated)
(see Note S)                        -            -           -      9,168,886            -             -     9,168,886     9,168,886

Reacquired 116,786 shares
of common stock                     -            -           -              -            -   (32,696,577)  (32,696,577)            -

Other comprehensive income,
net of taxes:

   Unrealized gains on
   interest rate
   swap agreements,
   net of taxes of $256,145         -            -           -              -      418,631             -       418,631       418,631

                             --------- ------------ ----------  --------------- ------------ ------------ ------------- ------------
 BALANCE, February 29, 2004
(Predecessor)
(as restated) (see Note S)   $ 13,045  $75,129,496  $ (143,029) $(106,838,667)  $        -  $(32,696,577) $(64,535,732) $  9,587,517
                             ========= ============ ==========  =============== ============ ============ ============= ============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------

                                                     Notes       Retained     Accumulated
                                     Additional   Receivable     Earnings       Other
                             Common    Paid-in       From      (Accumulated  Comprehensive   Treasury                 Comprehensive
                             Stock     Capital    Stockholders   Deficit)    Income (Loss)    Stock         Total     Income (Loss)
                            -------- ------------ ------------ ------------ -------------- ------------- ------------ -------------

 BALANCE, February 29, 2004
(Predecessor) (as restated)
(see Note S)                $ 13,045 $ 75,129,496  $ (143,029) $(106,838,667)   $        -  $ (32,696,577)$(64,535,732)

March 4, 2004 Transaction:

  Record step-up in basis of
  assets and  liabilities
  (as restated) (see Note S)       -  336,164,201           -              -             -              -  336,164,201  $         -

  Capital contribution             -   28,164,181           -              -             -              -   28,164,181            -

  Exchange of shares of
  common stock
  (115,088 shares)             1,151       (1,151)          -              -             -              -            -            -

  Cancellation of 870,285
  shares of common stock      (8,703)(180,357,483)          -              -             -              - (180,366,186)           -

  Reset equity accounts
  (as restated) (see Note S)       - (147,256,607)        243    114,559,787             -     32,696,577            -            -

  Costs of transaction             -     (878,740)          -              -             -              -     (878,740)           -

  Payment on stockholder
  notes                            -            -      50,471              -             -              -       50,471            -

                            -------- ------------ ------------ ------------ -------------- ------------- ------------ -------------

BALANCE, March 1, 2004
 (Successor)
 (as restated) (see Note S)    5,493  110,963,897     (92,315)     7,721,120            -               -  118,598,195            -

Interest accrued on
stockholder notes                  -            -        (374)             -            -               -         (374)           -

Net loss (as restated)
(see Note S)                       -            -           -     (4,235,686)           -               -   (4,235,686)  (4,235,686)

                            -------- ------------ ------------ ------------ -------------- ------------- ------------ -------------

BALANCE, March 31, 2004
 (Successor)
 (as restated) (see Note S)    5,493  110,963,897     (92,689)     3,485,434            -               -  114,362,135  $(4,235,686)
                                                                                                                        ============

Payment on stockholder note        -            -       4,882              -            -               -        4,882  $         -

Interest accrued on
stockholder note                   -            -      (4,868)             -            -               -       (4,868)           -

Net income                         -            -           -      9,446,636            -               -    9,446,636    9,446,636

                            -------- ------------- ----------- ------------- -------------  ------------- ------------ ------------

BALANCE, March 31, 2005
(Successor)                  $ 5,493 $110,963,897  $  (92,675) $  12,932,070    $       -   $          -  $123,808,785  $ 9,446,636
                            ======== ============= =========== ============= =============  ============= ============ ============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------

                                                               Successor                     Predecessor
                                                     ------------------------------ -----------------------------
                                                      Year Ended     1 Month Ended  11 Months Ended  Year Ended
                                                       March 31,       March 31,    February 29,      March 31,
                                                         2005            2004           2004            2003
                                                     --------------  -------------- -------------- --------------
                                                                     (as restated)  (as restated)  (as restated)
                                                                     ( see Note S)  ( see Note S)  ( see Note S)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $  9,446,636   $  (4,235,686)  $  9,168,886   $ 17,480,914
Adjustments to reconcile net income (loss)
  to net cash flows from operating activities:
  Provision for losses on receivables                      315,958         218,205         66,393        451,578
  Depreciation                                           4,907,843         349,501      3,396,106      3,468,821
  Amortization                                           9,902,079         779,638     11,048,406      2,263,213
  Original issue debt discount amortization              5,697,942         403,854              -      6,661,206
  Noncash interest income from derivative
  financial instruments                                          -               -         (1,030)      (249,310)
  Gain on derivative financial instruments                       -               -       (169,863)      (190,583)
  Loss on disposal of assets                                68,065          13,582        408,095         35,428
  Deferred income taxes                                 (3,253,437)     (1,051,672)     3,951,025      1,086,460
  Changes in operating assets and liabilities,
   net of effect of acquisitions/disposals:
     Receivables                                          (714,820)     (4,242,720)     3,658,110       (175,488)
     Inventories                                           192,149       5,031,722     (4,791,883)     2,061,981
     Recoverable income taxes                            5,351,480      (1,463,478)    (3,853,002)             -
     Prepaid expenses and other assets                     300,768         (88,681)        83,487       (335,844)
     Other assets                                         (379,720)       (363,805)      (814,529)      (346,736)
     Accounts payable                                   (2,795,270)    (11,158,543)    10,418,017      3,927,555
     Accrued employee compensation and benefits         (1,267,618)     (1,005,513)      (602,470)     1,731,811
     Accrued interest                                   (1,936,879)     (4,577,872)     4,637,885        958,573
     Accrued incentives                                    778,992        (213,186)     1,676,607      1,923,255
     Accrued expenses                                      (91,363)        (61,411)       192,125         16,875
     Income taxes payable                                  259,835               -        (89,932)    (3,570,507)
     Deferred revenue                                      144,002         153,037        207,391        105,440
     Other long-term liabilities                           260,548           1,516         14,948         26,971
                                                     --------------  -------------- -------------- --------------
        Net cash flows from operating activities        27,187,190     (21,511,512)    38,604,772     37,331,613

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (7,665,675)       (719,844)    (3,964,662)    (3,707,733)
  Payment of March 4, 2004 Transaction
   merger consideration                                          -    (181,244,926)             -              -
  (Increase) decrease in restricted cash                27,065,000     (27,065,000)             -              -
  Acquisitions, net of cash acquired                   (20,160,079)     (1,848,798)    (2,355,486)    (1,389,338)
  Proceeds from sale of property and equipment
  and other                                                 13,199           2,095          9,676         19,643
  Software development costs                                     -         (24,750)      (141,186)      (249,644)
                                                     --------------  -------------- -------------- --------------
       Net cash flows from investing activities           (747,555)   (210,901,223)    (6,451,658)    (5,327,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                       -     405,009,190     75,000,000              -
  Capital contribution                                           -      28,164,181              -              -
  Payment of financing costs                              (570,381)    (12,099,547)    (3,830,335)       (32,446)
  Principal payments on long-term debt                 (27,743,880)   (235,087,270)   (30,470,840)    (4,476,155)
  Principal payments on capital lease obligations         (182,094)        (10,395)      (122,287)      (114,524)
  Proceeds from exercise of stock options                        -               -         15,740         52,600
  Purchases of treasury stock                                    -               -    (32,696,577)             -
  Proceeds from payment on notes receivable
  from stockholders                                          4,882          50,471        208,089        552,089
                                                     --------------  -------------- -------------- --------------
       Net cash flows from financing activities        (28,491,473)    186,026,630      8,103,790     (4,018,436)
                                                     --------------  -------------- -------------- --------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                        (2,051,838)    (46,386,105)    40,256,904     27,986,105

CASH AND CASH EQUIVALENTS, Beginning of period          33,276,181      79,662,286     39,405,382     11,419,277
                                                     --------------  -------------- -------------- --------------
CASH AND CASH EQUIVALENTS, End of period              $ 31,224,343   $  33,276,181   $ 79,662,286   $ 39,405,382
                                                     ==============  ============== ============== ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                          $ 26,320,272   $   6,891,827   $ 20,125,528   $ 13,549,099
    Income taxes                                         4,946,343           9,991      6,466,526     14,533,352
  Noncash investing and financing activities:
    Revaluation of assets and equity in
    March 4, 2004 Transaction                         $          -   $ 336,164,201   $          -   $          -

    Acquisition of TheCampusHub.com, Inc.
    through issuance of common stock                             -               -      9,722,683              -

    Property acquired through capital lease                643,718               -              -        381,509

    Accumulated other comprehensive income:
      Unrealized gains on interest rate swap
      agreements, net of income taxes                            -               -        418,631        185,936

      Deferred taxes resulting from accumulated
      other comprehensive income (loss)                          -               -        256,145        146,900

    Tax benefit on exercise of stock options                     -               -         10,000         24,000

  See notes to consolidated financial statements.

NBC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A.  NATURE OF OPERATIONS

    NBC Acquisition Corp. (the "Company") does not conduct significant activities apart from its investment in Nebraska Book Company, Inc. ("NBC"). Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC. References to "the Company" and "NBC" are used interchangeably when discussing such operational matters. NBC participates in the college bookstore industry primarily by operating its own college bookstores, by providing used textbooks to college bookstore operators, by providing distance education products and services, and by providing proprietary college bookstore information systems, consulting services, and other.

    As further discussed in Note C, on March 4, 2004, Weston Presidio (Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P.) gained controlling interest in the Company through (i) the formation of two new corporations, NBC Holdings Corp. and New NBC Acquisition Corp.; (ii) a $28.2 million equity investment by Weston Presidio in NBC Holdings Corp., funds for which were ultimately paid to the Company in the form of a capital contribution; (iii) Weston Presidio's purchase of 36,455 shares of the Company's common stock directly from its holders; (iv) the cancellation of 870,285 shares of the Company's common stock upon payment by the Company of merger consideration of $180.4 million to the shareholders of record for such shares; (v) the exchange of 397,711 shares of the Company's common stock for 512,799 shares of New NBC Acquisition Corp. capital stock in the merger of the two entities with the Company as the surviving entity; and (vi) the exchange of 512,799 shares of the Company's common stock by Weston Presidio and current and former members of NBC management for a like number of shares of NBC Holdings Corp. capital stock. Payment of the $180.4 million of merger consideration was funded through proceeds from the $28.2 million capital contribution, available cash, and proceeds from $405.0 million in new debt financing, of which $261.0 million was utilized to retire certain debt instruments outstanding at March 4, 2004 or to place funds in escrow for untendered debt instruments called for redemption on March 4, 2004 and redeemed on April 3, 2004. For ease of presentation, this transaction has been reflected in the accompanying financial statements as if it had occurred on March 1, 2004. Management has determined that no material transactions occurred during the period from March 1, 2004 through March 4, 2004. As a result of this transaction, the Company's results of operations, financial position and cash flow's prior to March 1, 2004 are presented as the "Predecessor." The Company's results of operations, financial position and cash flows thereafter are presented as the "Successor."

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The significant accounting policies of the Company and its subsidiary are as follows:

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and NBC. All significant intercompany accounts and transactions are eliminated in consolidation.

    Effective July 1, 2002, NBC's distance learning division was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., a wholly-owned subsidiary of NBC. Effective January 1, 2005, NBC's textbook division was separately incorporated under the laws of the State of Delaware as NBC Textbooks LLC, a wholly-owned subsidiary of NBC.

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

    SHIPPING AND HANDLING FEES AND COSTS: Amounts billed to a customer for shipping and handling have been classified as revenues in the consolidated statements of operations and approximated $4.0 million, $0.4 million, $5.8 million, and $5.4 million for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively. Shipping and handling costs are included in operating expenses in the consolidated statements of operations and approximated $8.4 million, $0.7 million, $9.4 million, and $9.0 million for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively.

    ADVERTISING: Advertising costs are expensed as incurred and approximated $4.5 million, $0.2 million, $4.0 million, and $3.2 million for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively.

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

    RESTRICTED CASH: Included in restricted cash at March 31, 2004 is $27.1 million representing amounts held in escrow utilized to fund the redemption on April 3, 2004 of untendered principal balances and related accrued interest and call premiums thereon under the $110.0 million senior subordinated notes and $76.0 million senior discount debentures, as further discussed in Note C.

    INVENTORIES: Inventories are stated at the lower of cost or market. Inventories for the Textbook Division are determined on the weighted-average cost method. The Company's Bookstore Division values new textbook and non-textbook inventories using the retail inventory method. Other inventories are determined on the first-in, first-out cost method.

    PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is determined using the straight-line method. The majority of property and equipment have useful lives of one to seven years, with the exception of buildings which are depreciated over 39 years and leasehold improvements which are depreciated over the remaining life of the corresponding lease, or the useful life, if shorter. The Company does not consider renewal options for the determination of the amortization period for leasehold improvements unless renewal is considered reasonably assured at the inception of the lease.

    GOODWILL: Goodwill as of March 31, 2005 and 2004 arose as a result of the March 4, 2004 Transaction described in Note C and the acquisition of bookstore operations in the year ended March 31, 2005 and the one month ended March 31, 2004. Goodwill is not amortized but rather tested at least annually for impairment. The test for impairment of goodwill is a two-step process that identifies potential impairment and then measures the amount of such impairment to be recorded in the consolidated financial statements. There were no impairment losses recognized during the periods presented.

    IDENTIFIABLE INTANGIBLES - CUSTOMER RELATIONSHIPS: The identifiable intangible asset for customer relationships is attributable to the non-contractual long-term relationships the Company has established over the years with customers in its Textbook and Complementary Services Divisions. This identifiable intangible is amortized on a straight-line basis over an estimated useful life of 20 years. There were no impairment losses recognized during the periods presented.

    IDENTIFIABLE INTANGIBLES - TRADENAMES: The identifiable intangible asset for tradenames relates to the trademark owned on the name "Nebraska Book Company" and the corresponding logo. This identifiable intangible has an indefinite useful life; and, thus, is not amortized but rather tested at least annually for impairment. The test for impairment of identifiable intangibles with indefinite useful lives consists of comparing the fair value of the identifiable intangible with its carrying amount, recognizing any excess carrying value as an impairment loss. There were no impairment losses recognized during the periods presented.

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

    Development costs included in the research and development of new software products and enhancements to existing software products associated with the Company's proprietary college bookstore information systems and E-commerce technology are expensed as incurred until technological feasibility has been established. After technological feasibility is established, additional development costs are capitalized and amortized on a straight-line basis over the lesser of six years or the economic life of the related product. Recoverability of such capitalized costs is evaluated based upon estimates of future undiscounted cash flows. There were no impairment losses recognized during the periods presented. Amortization of the capitalized costs associated with such functionalities totaled $1.9 million, $0.2 million, $1.0 million, and $0.4 million for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively.

    IDENTIFIABLE INTANGIBLES - COVENANTS NOT TO COMPETE: The identifiable intangible asset for covenants not to compete represents the value assigned to such agreements, which are typically entered into with the owners of college bookstores acquired by the Company. This identifiable intangible is amortized on a straight-line basis over the term of the agreement, which range from 3 to 5 years.

    DEBT ISSUE COSTS: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt. Accumulated amortization of such costs as of March 31, 2005 and 2004 was approximately $1.8 million and $0.1 million, respectively. Debt issue costs related to retired debt were written off to interest expense in connection with the December 10, 2003 debt refinancing and the March 4, 2004 Transaction and totaled $0.5 million and $7.8 million, respectively.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of March 31, 2005 and 2004, because of the relatively short maturity of these instruments. The fair value of long-term debt, including the current maturities, was approximately $405.9 million and $435.2 million as of March 31, 2005 and 2004, respectively, as determined by quoted market values and prevailing interest rates for similar debt issues.

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

                                                                       Successor                   Predecessor
                                                            ----------------------------- -----------------------------
                                                              Year Ended    1 Month Ended  11 Months Ended   Year Ended
                                                              March 31,        March 31,     February 29,     March 31,
                                                                 2005           2004            2004           2003
                                                            -------------- -------------- --------------- -------------

Net income (loss), as reported                                $ 9,446,636   $ (4,235,686)    $ 9,168,886   $17,480,914
Add:  Stock-based employee compensation expense
included in reported net income, net of related tax effects             -              -       4,358,364             -

Deduct:  Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                            (71,410)             -      (4,455,453)      (92,382)

                                                            -------------- -------------- --------------- -------------
Pro forma net income (loss)                                   $ 9,375,226   $ (4,235,686)    $ 9,071,797   $17,388,532
                                                            ============== ============== =============== =============

Earnings (loss) per share:
  Basic - as reported                                         $     17.20   $      (7.71)    $      7.25   $     13.84
  Basic - pro forma                                                 17.07          (7.71)           7.17         13.76
  Diluted - as reported                                             16.84          (7.71)           7.10         13.64
  Diluted - pro forma                                               16.71          (7.71)           6.94         13.47


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

    COMMON STOCK SHARES ISSUED: Changes in the number of shares of Common Stock issued for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003 are as follows:

                                                         Common Stock
                                                             Shares
                                                             Issued
                                                          -------------
 BALANCE, April 1, 2002 (Predecessor)                        1,263,371

Issuance of common stock upon exercise of stock options            875
                                                          -------------
BALANCE, March 31, 2003 (Predecessor)                        1,264,246

 Issuance of common stock                                       39,905

 Issuance of common stock upon exercise of stock options           300
                                                          -------------
 BALANCE, February 29, 2004 (Predecessor)                    1,304,451

March 4, 2004 Transaction:

  Exchange of shares of common stock                           115,088

  Cancellation of common stock                                (870,285)
                                                          -------------

BALANCE, March 1, 2004 (Successor)                             549,254

Common stock transactions                                            -
                                                          -------------
BALANCE, March 31, 2004 (Successor)                            549,254

Common stock transactions                                            -
                                                          -------------
BALANCE, March 31, 2005 (Successor)                            549,254
                                                          =============

    COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) includes net income and other comprehensive income (losses). For the eleven months ended February 29, 2004, and the year ended March 31, 2003, other comprehensive income (losses) consisted of the cumulative effect of adoption of SFAS No. 133 and unrealized gains (losses) on interest rate swap agreements, net of taxes.

    RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the fiscal 2005 presentation.

    ACCOUNTING STANDARDS NOT YET ADOPTED: In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, INVENTORY COSTS, which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, INVENTORY PRICING to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement becomes effective for the Company in fiscal 2007 and is not expected to have a significant impact on the Company's consolidated financial statements.

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT. SFAS No. 123 (revised 2004) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure the cost of such services based on the grant-date fair value of the award. This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, thereby eliminating the intrinsic value method of accounting for stock-based compensation currently utilized by the Company. SFAS No. 123 (revised 2004) will become effective for the Company in fiscal 2007, applying to all awards granted or modified after April 1, 2006.

     In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS--AN AMENDMENT OF APB OPINION NO. 29. This statement amends APB Opinion No.29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal 2007. The adoption of this statement is not expected to have a significant impact on the Company's consolidated financial statements.


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

     Throughout this Annual Report, we generally refer to all of the above steps and transactions that comprise this entire transaction, collectively, as the "March 4, 2004 Transaction". The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to the Company and NBC as of the date of the transaction. The March 4, 2004 Transaction was accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No.141, BUSINESS COMBINATIONS. Accordingly, the Company was revalued at the time of the March 4, 2004 Transaction to fair value to the extent of the majority stockholder's (Weston Presidio's) 96.9% controlling interest in the Company. The remaining 3.1% is accounted for at the continuing stockholders' (current and former members of NBC management) carryover basis in the Company. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of Weston Presidio's 96.9% ownership of outstanding common stock. Fair value was determined in part using an independent third-party appraisal.

    The following table summarizes the purchase price allocation of the March 4, 2004 Transaction:

Purchase Price:
  Net debt issued in transaction                  $ 144,009,190

  Contribution of existing equity:
    Weston Presidio                                  74,345,695
    Current and former members of management            630,511

  Capital contribution from NBC Holdings Corp.       28,164,181

  Purchase of 36,455 shares by Weston Presidio
  directly from shareholders                          8,435,958

  Net cash paid by Company                            8,192,816

  Fair value of NBC Holdings Corp. options granted    7,850,118
                                                   -------------

    Total Purchase Price                                        $ 271,628,469

Net Book Value of Tangible Assets Acquired and
Liabilities Assumed                                                99,974,415
                                                                --------------

Excess Purchase Price                                           $ 371,602,884
                                                                ==============

Allocation of Excess Purchase Price:

  Goodwill                                                      $ 269,061,875

  Identifiable Intangibles:

     Customer relationships                       $ 114,830,000
     Tradename                                       31,320,000
     Developed technology                            11,449,000   157,599,000
                                                  --------------

  Property and Equipment                                            7,098,009

  Deferred Tax Liability                                          (62,156,000)
                                                                  ------------
                                                                 $371,602,884
                                                                 ==============

    The Company incurred $26.6 million in costs associated with the March 4, 2004 Transaction and wrote off $7.8 million of debt issue costs associated with debt retired to interest expense. Of the $26.6 million of costs incurred, $12.5 million was capitalized as debt issue costs, $7.3 million of stock-based compensation and related payroll taxes was recorded in conjunction with 40,668 options to purchase shares of NBC Acquisition Corp. Class A Common Stock which were converted into the right to receive cash payment, $5.9 million of call premiums paid on the debt retired was recorded as interest expense, and $0.9 million was recorded as an offset to additional paid-in capital.


    The following unaudited pro forma financial information was prepared as if the March 4, 2004 Transaction had occurred at the beginning of each of the periods presented:

                                Successor                  Predecessor
                           -----------------  ----------------------------------
                                 One                Eleven
                             Month Ended         Months Ended       Year Ended
                            March 31, 2004    February 29, 2004   March 31, 2003
                           -----------------  ------------------- --------------
Revenues, net of returns     $ 13,317,394        $ 385,363,674   $ 370,509,849
Net income (loss)              (4,037,597)          13,015,943       6,989,594
Earnings (loss) per share:
Basic                               (7.35)               23.70           12.73
Diluted                             (7.35)               23.20           12.46

    These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for depreciation and amortization arising from the step-up in basis of assets in the March 4, 2004 Transaction, interest expense on debt issued in connection with the March 4, 2004 Transaction, and the related income tax adjustments. These adjustments were tax effected using the Company's effective tax rates of 37.2%, 41.3%, and 40.8% for the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively. The pro forma information is not necessarily indicative of the results that would have occurred had the March 4, 2004 Transaction occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

D.  RECEIVABLES

    Receivables are summarized as follows:
                                                            March 31,
                                                   -----------------------------
                                                         2005            2004
                                                   -------------- --------------
Trade receivables, less allowance for doubtful
accounts of $510,839 at March 31, 2005 and 2004      $15,167,497    $15,326,208
Receivables from book publishers for returns           9,765,214      9,164,926
Advances for book buy-backs                            4,576,363      4,068,709
Computer finance agreements, current portion             253,000        655,649
Other                                                  1,191,059      1,197,098
                                                   -------------- --------------
                                                    $ 30,953,133   $ 30,412,590
                                                   ============== ==============

   Trade receivables include the effect of estimated product returns. The amount of estimated product returns at March 31, 2005 and 2004 was approximately $6.6 million and $5.3 million, respectively.

E.  INVENTORIES

    Inventories are summarized as follows:

                                                           March 31,
                                                 ------------------------------
                                                      2005             2004
                                                 --------------  --------------
Bookstore Division                                $ 40,084,363    $ 35,313,780
Textbook Division                                   30,113,141      31,247,606
Complementary Services Division                      2,362,458       3,577,836
                                                 --------------  --------------
                                                  $ 72,559,962    $ 70,139,222
                                                 ==============  ==============

    Textbook Division inventories include the effect of estimated product returns. The amount of estimated product returns at March 31, 2005 and 2004 was approximately $3.0 million and $2.4 million, respectively.

    General and administrative costs associated with the storage and handling of inventory totaled approximately $7.6 million and $7.3 million for the years ended March 31, 2005 and 2004, respectively, of which approximately $2.0 million was capitalized into inventory at March 31, 2005 and 2004.

F.  PROPERTY AND EQUIPMENT

    A summary of the cost of property and equipment follows:

                                                            March 31,
                                                 ------------------------------
                                                       2005           2004
                                                 --------------  --------------
Land                                              $  3,565,382    $  3,565,382
Buildings and improvements                          19,323,431      16,262,239
Leasehold improvements                               5,057,273       3,263,007
Furniture and fixtures                               8,703,700       4,684,992
Information systems                                  5,153,788       3,638,204
Automobiles and trucks                                 215,270         178,938
Machinery                                              334,249         298,422
Projects in process                                    407,117       1,185,860
                                                 --------------  --------------
                                                    42,760,210      33,077,044
Less:  Accumulated depreciation & amortization      (5,247,823)       (349,413)
                                                 --------------  --------------
                                                  $ 37,512,387    $ 32,727,631
                                                 ==============  ==============

G.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES

    As discussed in detail in Note C, on March 4, 2004 Weston Presidio acquired the controlling interest in the Company through a series of steps which resulted in Weston Presidio owning a substantial majority of the Company's common stock. The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to the Company and NBC as of the date of the transaction. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair values, as described in Note C and as determined in part using an independent third-party appraisal. The allocation of the excess purchase price included establishing identifiable intangibles for customer relationships of $114.8 million and tradename of $31.3 million; adjusting the carrying value of developed technology at March 4, 2004 to a fair value of $11.4 million; and adjusting the carrying value of goodwill at March 4, 2004 to a fair value of $269.1 million, of which $25.3 million is deductible for income tax purposes. The weighted-average amortization period for identifiable intangibles subject to amortization is 18.7 years, including 20 years for customer relationships and 6 years for developed technology.

    During the fiscal year ended March 31, 2005, NBC acquired nine college bookstore locations in seven separate transactions, none of which was material to the Company's consolidated financial statements. In April of 2004, NBC acquired certain assets of a privately owned bookstore serving Eastern Michigan University. Also in April of 2004, NBC acquired certain assets of a privately owned bookstore with two locations serving University of North Florida. In June of 2004, NBC acquired certain assets of an institutional ("contract-managed") bookstore location serving Alma College. In July of 2004, NBC acquired certain assets of a privately owned bookstore serving Mississippi State University. In October of 2004, NBC acquired certain assets of a privately owned bookstore serving Illinois State University - Normal. A second transaction was made in October of 2004 to acquire certain assets of a privately owned bookstore location serving Morehead State University. A third transaction was made in October of 2004 to acquire certain assets of a privately owned bookstore with two locations serving Florida State University. The total purchase price, net of cash acquired, of such acquisitions was approximately $20.2 million, of which approximately $3.1 million was assigned to covenants not to compete with amortization periods of three to five years, approximately $8.1 million was assigned to tax-deductible goodwill, and approximately $6.2 million was assigned to non tax-deductible goodwill.

    The changes in the carrying amount of goodwill for the year ended March 31, 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004, in total and by reportable segment, are as follows:

                                                     Complementary
                                        Bookstore       Services         Corporate
                                         Division       Division      Administration        Total
                                      -------------- --------------- ----------------  ---------------
Balance, April 1, 2003                 $ 13,702,249   $           -    $  16,770,574    $  30,472,823

Additions to goodwill:
  Bookstore acquisitions                     11,373               -                -           11,373

  Acquisition of TheCampusHub.com, Inc.           -       3,604,375                -        3,604,375

 -                                     ------------- --------------- ----------------  ---------------
Balance, February 29, 2004               13,713,622       3,604,375       16,770,574       34,088,571

Additions to goodwill:
  Purchase accounting
  adjustment - TheCampusHub.com, Inc.             -         100,856                -          100,856

  March 4, 2004 Transaction             (13,713,622)     (3,705,231)     252,291,301      234,872,448

  Bookstore acquisitions                  1,532,260               -                -        1,532,260

                                      -------------- --------------- ----------------  ---------------
Balance, March 31, 2004                   1,532,260               -      269,061,875      270,594,135

Additions to goodwill:

  Bookstore acquisitions                 14,304,391               -                -       14,304,391

                                      -------------- --------------- ----------------  ---------------
Balance, March 31, 2005                $ 15,836,651   $           -    $ 269,061,875    $ 284,898,526
                                      ============== =============== ================  ===============

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

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of March 31, 2005 and 2004:

                                        March 31, 2005
                           ------------------------------------------------
                             Gross                              Net
                            Carrying       Accumulated       Carrying
                             Amount        Amortization       Amount
                           --------------- --------------- ----------------
 Customer relationships     $ 114,830,000    $ (6,219,580)   $ 108,610,420
 Developed technology          11,473,750      (2,071,333)       9,402,417
 Covenants not to compete       4,084,333        (766,509)       3,317,824
                           --------------- --------------- ----------------
                            $ 130,388,083    $ (9,057,422)   $ 121,330,661
                           =============== =============== ================

                                        March 31, 2004
                           ------------------------------------------------
                             Gross                              Net
                            Carrying       Accumulated       Carrying
                             Amount        Amortization       Amount
                           ------------------------------------------------
 Customer relationships     $ 114,830,000    $   (478,060)   $ 114,351,940
 Developed technology          11,473,750        (159,006)      11,314,744
 Covenants not to compete         689,333        (170,385)         518,948
                           --------------- --------------- ----------------
                            $ 126,993,083    $   (807,451)   $ 126,185,632
                           =============== =============== ================

    Information regarding aggregate amortization expense for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                          Amortization
                                                            Expense
                                                        ---------------

Year ended March 31, 2005 (Successor)                    $ 8,249,971
One month ended March 31, 2004 (Successor)                   648,289
Eleven months ended February 29, 2004 (Predecessor)        1,154,502
Year ended March 31, 2003 (Predecessor)                      635,524

Estimated amortization expense for the fiscal
years ending March 31:
  2006                                                   $ 8,523,367
  2007                                                     8,509,094
  2008                                                     8,221,195
  2009                                                     8,214,280
  2010                                                     7,847,405


    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

H.  LONG-TERM DEBT

    Details regarding each of the instruments of indebtedness of the Company are provided in the following table:

                                                                                            March 31,
                                                                                 -----------------------------
                                                                                     2005            2004
                                                                                 --------------  -------------
Term Loan due March 4, 2011, principal and interest payments due quarterly, interest accrues at a floating rate based on Eurodollar rate plus an applicable margin percent (4.67% and 3.84% at
March 31, 2005 and 2004, respectively)                                            $178,200,000   $180,000,000

Senior Subordinated Notes, unsecured, principal due on March 15, 2012, interest  payments accrue at a fixed rate of 8.625% and are payable
semi-annually on March 15 and September 15 beginning September 15, 2004            175,000,000    175,000,000

Senior Discount Notes, unsecured, net of a discount of $20,889,014 and $26,586,956 at March 31, 2005 and 2004, respectively, principal due on March 15, 2013, interest accretes at a rate of 11.0% to a face amount of $77.0 million on March 15, 2008, interest payments accrue beginning March 15, 2008 at a fixed rate of 11.0% and are payable semi-annually on March 15, and September 15 beginning
September 15, 2008                                                                  56,110,986     50,413,044

Senior subordinated notes, unsecured, principal due on February 15, 2008, interest payments accrue at a fixed rate of 8.75% and are payable semi-annually on February 15 and August 15, tendered or called for
redemption on March 4, 2004                                                                  -     15,410,000

Senior discount debentures, unsecured, principal due on February 15, 2009, interest payments accrue at a fixed rate of 10.75% and are payable semi-annually on February 15 and August 15 beginning August 15, 2003,
tendered or called for redemption on March 4, 2004                                           -     10,505,000

Mortgage note payable with an insurance company assumed
with the acquisition of a bookstore facility, due December 1, 2013,
monthly payments of $6,446 including interest at 10.75%                                435,000        463,880
                                                                                  -------------  -------------
                                                                                   409,745,986    431,791,924
Less current maturities of long-term debt                                           (1,832,144)   (27,743,881)
                                                                                  -------------  -------------
Long-term debt                                                                    $407,913,842   $404,048,043
                                                                                  =============  =============

    Indebtedness at March 31, 2005 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to NBC through a syndicate of lenders, consisting of an $180.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes") issued by NBC; $77.0 million of 11.0% senior discount notes (the "Senior Discount Notes") issued at a discount of $27.0 million, and capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at March 31, 2005 was approximately $40.8 million. The Revolving Credit Facility was unused at March 31, 2005. Borrowings under the temporary incremental revolving credit facility described below are not subject to the borrowing base restrictions.

    The interest rate on the Senior Credit Facility Term Loan is prime plus an applicable margin of up to 1.5% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.5%. The Revolving Credit Facility interest rate is prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.75%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The average borrowings under the Revolving Credit Facility for the years ended March 31, 2005 and 2004 were approximately $5.7 million and $1.7 million at an average rate of 6.4% and 4.8%, respectively.

    The Senior Credit Facility is collateralized by substantially all of the Company's assets. The Senior Credit Facility also stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently amended on October 20, 2004 and most recently restated on March 4, 2004, shall be applied towards prepayment of the Term Loan. There is no excess cash flow payment due as of March 31, 2005.

    The Senior Credit Facility requires NBC to maintain certain financial ratios and contains a number of other covenants that among other things, restrict the ability to incur additional indebtedness, dispose of assets, make capital expenditures, make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by the Company. NBC was compliant with such covenants at March 31, 2005.

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

    At March 31, 2005, the aggregate maturities of long-term debt for the next five years were as follows:

        Fiscal
         Year
      -----------

         2006          $ 1,832,144
         2007            1,835,775
         2008            1,839,816
         2009            1,844,315
         2010            1,849,318

I.  LEASES AND OTHER COMMITMENTS

    In conjunction with two bookstores acquired in June of 2001, one bookstore acquired in March of 2003, and one bookstore acquired in April of 2004, NBC entered into bookstore facility leases that qualified as capital leases. Such leases expire at various dates through fiscal 2014 and contain options to renew for periods of up to ten years. Capitalized leased property included in property and equipment was approximately $2.3 million at March 31, 2005, net of accumulated depreciation.

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

    Future minimum capital lease payments and aggregate minimum lease payments under noncancelable operating leases for the years ending March 31 are as follows:

Year                                      Capital         Operating
----                                       Leases           Leases
                                        -------------  --------------
2006                                    $   531,444    $ 11,860,000
2007                                        567,387      10,802,000
2008                                        570,751       9,230,000
2009                                        575,386       6,530,000
2010                                        588,877       4,622,000
Thereafter                                1,181,245      10,063,000
                                        -------------  --------------
Total minimum lease payments              4,015,090    $ 53,107,000
                                                       ==============
Amount representing interest at 11.0%    (1,247,882)
                                        -------------
Present value of minimum lease payments   2,767,208
Obligations due within one year            (237,955)
                                        -------------
Long-term obligations                   $ 2,529,253
                                        =============

    Total rent expense for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004 and the year ended March 31, 2003 was approximately $15.2 million, $1.0 million, $12.9 million, and $11.5 million, respectively. Percentage rent expense for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004 and the year ended March 31, 2003 was approximately $4.0 million, $0.3 million, $3.5 million, and $3.0 million, respectively.

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

                                                       March 31,
                                                  2005           2004
                                            -------------- ---------------
Total indebtedness outstanding              $ 412,513,194   $ 434,097,508

Term debt subject to Eurodollar interest
rate fluctuations                             178,200,000     180,000,000

Fixed interest rate indebtedness              234,313,194     254,097,508

Variable interest rate, including
applicable margin:
  Term Debt - Term Loan                             4.67%           3.84%

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

    Under hedge accounting, the interest rate swap agreements are reflected at fair value in the Company's consolidated balance sheet and the related gains or losses on these agreements are generally recorded in stockholders' equity, net of applicable income taxes (as "accumulated other comprehensive loss"). The gains or losses recorded in accumulated other comprehensive loss are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. Except as described below, the net effect of this accounting on the Company's consolidated results of operations was that interest expense on the term debt was generally being recorded based on fixed interest rates until the interest rate swap agreements expired on July 31, 2003.

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

    Information regarding the fair value of the portion of the interest rate swap agreements designated as hedging instruments is presented in the following table for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003:

                                                   Successor                    Predecessor
                                          ---------------------------- -------------------------------
                                           Year Ended   1 Month Ended   11 Months Ended    Year Ended
                                            March 31,     March 31,      February 29,      March 31,
                                              2005          2004             2004             2003
                                          ------------  -------------- ---------------- --------------
Increase in fair value of swap agreements
designated as hedges                           $ -           $ -         $ 675,806      $ 582,146

Interest income recorded due to hedge
ineffectiveness                                  -             -             1,030        249,310

    Changes in the fair value of the interest rate swap agreements are reflected in the consolidated statements of cash flows as either "noncash interest expense from derivative financial instruments", "gain or loss on derivative financial instruments", or as noncash investing and financing activities.

K.  NOTES RECEIVABLE FROM STOCKHOLDERS

    Notes receivable from stockholders reflected as a component of stockholders' equity pertain to notes obtained from certain NBC executive officers in conjunction with certain issuances of the Company's common stock. All of these notes except one were repaid during fiscal 2004. The remaining note matures in January, 2009, is payable at maturity, and bears interest at 5.25%.

L.  INCOME TAXES

    The provision (benefit) for income taxes consists of:


                          Successor                   Predecessor
             ------------------------------ -------------------------------
               Year Ended    1 Month Ended    11 Months Ended   Year Ended
                March 31,      March 31,       February 29,     March 31,
                  2005            2004             2004            2003
             ------------- ---------------- ----------------  -------------
Current:
  Federal    $  7,976,914   $ (1,170,353)    $  1,170,353     $ 8,801,085
  State         2,580,744       (283,134)       1,328,239       2,161,760
Deferred       (3,253,437)    (1,051,672)       3,951,025       1,086,460
             ------------- ---------------- -------------------------------
             $  7,304,221   $ (2,505,159)    $  6,449,617     $12,049,305
             ============= ================ ===============================


    The following represents a reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the Federal income tax rate to income (loss) before income taxes:

                                              Successor                    Predecessor
                                    ----------------------------- ----------------------------
                                     Year Ended    1 Month Ended  11 Months Ended  Year Ended
                                      March 31,      March 31,     February 29,     March 31,
                                        2005            2004           2004           2003
                                    ------------- --------------- --------------- ------------
Statutory rate                          35.0%         (35.0)%         35.0%           35.0%
State income tax effect                  5.7           (2.7)           5.4             5.1
Meals and entertainment                  0.8            0.2            0.8             0.4
Non-deductible discount accretion        0.2             -              -               -
Change in estimate of income tax
liabilities                                -              -              -             0.3
Other                                    1.9            0.3            0.1              -
                                        -----         -------         -----           -----
                                        43.6%         (37.2)%         41.3%           40.8%
                                        =====         =======         =====           =====

    The components of the deferred tax assets (liabilities) consist of the following:

                                                                  March 31,
                                                             2005             2004
                                                        --------------- ---------------
Deferred income tax assets (liabilities), current:
  Vacation accruals                                      $     588,968   $     514,414
  Inventories                                                  540,083         138,286
  Allowance for doubtful accounts                              193,914         193,914
  Product returns                                            1,498,065       1,093,492
  Incentive programs                                         2,910,764       2,457,369
  NOL carryforward                                                   -       1,882,419
  Other                                                       (195,612)       (177,879)
                                                        --------------- ---------------
                                                             5,536,182       6,102,015
                                                        --------------- ---------------
Deferred income tax assets (liabilities), noncurrent:
  Deferred compensation agreements                             119,506         120,442
  Interest on Senior Discount Notes                          2,269,917         150,237
  Goodwill amortization                                     (1,806,429)       (471,752)
  Covenants not to compete                                   1,196,228       1,197,689
  Identifiable intangibles                                 (56,653,924)    (59,262,150)
  Property and equipment                                    (2,042,760)     (2,141,198)
  Other                                                        173,000               -
                                                        --------------- ---------------
                                                           (56,744,462)    (60,406,732)
                                                        --------------- ---------------
                                                         $ (51,208,280)  $ (54,304,717)
                                                        =============== ===============

M.  RETIREMENT PLAN

    The Company's subsidiary participates in and sponsors a 401(k) compensation deferral plan. The plan covers substantially all employees. The plan provisions include employee contributions based on a percentage of compensation along with a Company contribution in addition to a limited matching feature. NBC's contributions for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003 were $1.2 million, $1,417, $1.0 million, and $1.0 million, respectively.

N. DEFERRED COMPENSATION

    The Company has a non-qualified deferred compensation plan for selected employees. This plan allows participants to voluntarily elect to defer portions of their current compensation. The amounts can be distributed upon either death or voluntary/involuntary resignation or termination. Interest is accrued at the prime rate adjusted semi-annually on January 1 and July 1 and is compounded as of March 31. The liability for the deferred compensation is included in other long-term liabilities and approximated $0.3 million as of March 31, 2005 and 2004.

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

    2004 STOCK OPTION PLAN - This plan, established by NBC Holdings Corp. (see Note C), provides for the granting of options to purchase 81,306 shares of NBC Holdings Corp. capital stock to selected employees, officers, and employee directors of the Company and its affiliates. Additional shares may be issued upon changes in the capitalization of the Company and upon approval of a committee designated by the Company's Board of Directors ("the Committee"). All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. This plan provides for the granting of options at the discretion of the Committee. Vesting schedules of options may vary and are determined at the time of grant by the Committee. Subject to certain exceptions, stock options granted under this plan are to be granted at an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. At March 31, 2005, there were 18,917 options available for grant under this plan.

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

    No stock-based compensation expense was recognized at the time of grant for the options granted to employees in the year ended March 31, 2005, the eleven months ended February 29, 2004 and the fiscal year ended March 31, 2003, as the exercise price was greater than or equal to the estimated fair value (including a discount for the holder's minority interest position and illiquidity of the Company's common stock) of the Company's common stock on the date of grant.

    A summary of the Company's stock-based compensation activity related to stock options for each of the plans for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003 is as follows:


                                                       Successor                                       Predecessor
                                      ----------------------------------------------  ---------------------------------------------
                                           Year Ended             1 Month Ended         11 Months Ended           Year Ended
                                            March 31,               March 31,              February 29,            March 31,
                                              2005                    2004                    2004                    2003
                                      ----------------------  ----------------------  ---------------------- ----------------------
                                                 Weighted-               Weighted-               Weighted-               Weighted-
                                                  Average                 Average                 Average                 Average
                                                  Exercise                Exercise                Exercise               Exercise
                                       Number      Price       Number      Price       Number      Price       Number      Price
                                      ---------- -----------  ---------- -----------  ---------- ----------- ----------- ----------
1998 PERFORMANCE STOCK
OPTION PLAN:
   Outstanding - beginning of period          -    $      -      34,600    $  70.18      52,896     $ 66.32      40,771    $ 52.47
   Granted                                    -           -           -           -           -           -      13,825     107.39
   Expired/terminated                         -           -     (34,600)     (70.18)          -           -        (825)    (76.80)
   Exercised                                  -           -           -           -           -           -        (875)    (60.12)
   Converted to right to receive cash         -           -           -           -     (18,296)     (59.01)          -          -
                                      ---------- -----------  ---------- -----------  ---------- ----------- ----------- ----------
   Outstanding - end of period                -    $      -           -    $      -      34,600     $ 70.18      52,896    $ 66.32
                                      ========== ===========  ========== ===========  ========== =========== =========== ==========

1998 STOCK OPTION PLAN:
   Outstanding - beginning of period          -    $      -       4,428    $  58.64      29,229     $ 56.38      27,094     $52.47
   Granted                                    -           -           -           -           -           -       2,135     106.00
   Expired/terminated                         -           -      (4,428)     (58.64)     (1,291)     (56.62)          -          -
   Exercised                                  -           -           -           -        (300)     (52.47)          -          -
   Converted to right to receive cash         -           -           -           -     (23,210)     (55.99)          -          -
                                      ---------- -----------  ---------- -----------  ---------- ----------- ----------- ----------
   Outstanding - end of period                -    $      -           -    $      -       4,428     $ 58.64      29,229    $ 56.38
                                      ========== ===========  ========== ===========  ========== =========== =========== ==========

2003 PERFORMANCE STOCK OPTION PLAN:
   Outstanding - beginning of period          -    $      -      10,750    $ 146.00           -     $     -
   Granted                                    -           -           -           -      10,750      146.00
   Expired/terminated                         -           -     (10,750)    (146.00)          -           -
   Exercised                                  -           -           -           -           -           -
                                      ---------- -----------  ---------- -----------  ---------- -----------
   Outstanding - end of period                -    $      -           -    $      -      10,750    $ 146.00
                                      ========== ===========  ========== ===========  ========== ===========

2004 STOCK OPTION PLAN:
   Outstanding - beginning of period     49,778    $  85.53           -    $     -
   Granted                               12,611      160.00      49,778       85.53
   Expired/terminated                         -           -           -           -
   Exercised                                  -           -           -           -
                                      ---------- -----------  ---------- -----------
   Outstanding - end of period           62,389    $ 100.58      49,778    $  85.53
                                      ========== ===========  ========== ===========


                                                     2004 Stock Option Plan
                                                   ---------------------------
                                                                  Weighted-
                                                                   Average
                                                                  Remaining
                                                                 Contractual
                                                     Number      Life (Yrs)
                                                   ------------ --------------
Outstanding - March 31, 2005:
Exercise price of $52.47                                27,068            8.9
Exercise price of $106                                  11,960            8.9
Exercise price of $146                                  10,750            8.9
Exercise price of $160                                  12,611            9.6
                                                   ------------ --------------
                                                        62,389            9.0
                                                   ============ ==============

Exercisable - March 31, 2005:
Exercise price of $52.47                                27,068            8.9
Exercise price of $106                                  11,960            8.9
Exercise price of $146                                  10,750            8.9
Exercise price of $160                                   3,151            9.6
                                                   ------------ --------------
                                                        52,929            8.9
                                                   ============ ==============

Outstanding and exercisable - March 31, 2004:
Exercise price of $52.47                                27,068            9.9
Exercise price of $106                                  11,960            9.9
Exercise price of $146                                  10,750            9.9
                                                   ------------ --------------
                                                        49,778            9.9
                                                   ============ ==============

                                                      1998 Performance Stock
                                                         Option Plan            1998 Stock Option Plan
                                                   --------------------------- ------------------------
                                                                  Weighted-                 Weighted-
                                                                   Average                   Average
                                                                  Remaining                 Remaining
                                                                 Contractual               Contractual
                                                     Number      Life (Yrs)      Number     Life (Yrs)
                                                   ------------ -------------- ----------- ------------
Outstanding - March 31, 2003:
Exercise price of $52.47                                39,571            7.4      27,094          6.2
Exercise price of $106                                  12,500            9.3       2,135          9.3
Exercise price of $129.30                                  825            9.8           -            -
                                                   ------------ -------------- ----------- ------------
                                                        52,896            7.9      29,229          6.4
                                                   ============ ============== =========== ============

Exercisable - March 31, 2003:
Exercise price of $52.47                                27,652            7.1      26,294          6.2
Exercise price of $106                                   3,127            9.3         534          9.3
Exercise price of $129.30                                  206            9.8           -            -
                                                   ------------ -------------- ----------- ------------
                                                        30,985            7.3      26,828          6.2
                                                   ============ ============== =========== ============

    If the Company accounted for its stock-based compensation using the fair value method prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the weighted-average grant-date fair value per option granted would be as follows:

                                                Successor                Predecessor
                                   ---------------------------- --------------------------------
                                    Year Ended    1 Month Ended  11 Months Ended     Year Ended
                                     March 31,      March 31,     February 29,       March 31,
                                       2005           2004            2004              2003
                                   ------------ --------------- ------------------ -------------

1998 Performance Stock Option Plan      $ -            $ -             $ -          $ 14.35
1998 Stock Option Plan                    -              -               -            14.51
2003 Performance Stock Option Plan        -              -           15.62                -
2004 Stock Option Plan                18.12         157.70               -                -

    The weighted-average grant-date fair value per option for options granted in fiscal 2004 under the 2004 Stock Option Plan, as determined using a Black-Scholes option pricing model, is significantly higher than the weighted-average grant-date fair value per option for options granted in other periods due to the stock price of the Company's common stock, which is not publicly-traded, and was based upon the value assigned to such options in the March 4, 2004 Transaction. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                 Successor                  Predecessor
                        --------------------------  ----------------------------
                         Year Ended  1 Month Ended   11 Months Ended  Year Ended
                         March 31,     March 31,      February 29,    March 31,
                            2005         2004             2004           2003
                        ----------- --------------  ---------------- -----------

Risk-free interest rate     3.05%        3.02%            2.87%          3.68%
Dividend yield                  -            -                -              -
Expected volatility         1.00%        1.00%            1.00%          1.00%
Expected life (years)         4.0          5.0              4.0            4.0


P.  SEGMENT INFORMATION

    The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore Division segment encompasses the operating activities of the Company's 124 college bookstores as of March 31, 2005 located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Assets (excluding inventories and certain cash and cash equivalents, receivables, deferred income taxes, property and equipment, intangibles, and other assets), net interest expense and taxes (excluding taxes incurred by NBC's wholly-owned subsidiaries, NBC Textbooks LLC and Specialty Books, Inc.) are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division.

    The following table provides selected information about profit or loss and assets on a segment basis for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively:

                                                                                         Complementary
                                                            Bookstore       Textbook         Services
                                                            Division        Division         Division         Total
                                                        -------------------------------- --------------- ---------------
Year ended March 31, 2005 (Successor):
  External customer revenues                              $ 262,282,432   $ 109,084,564    $ 30,787,344   $ 402,154,340
  Intersegment revenues                                       1,385,319      24,853,911       2,980,096      29,219,326
  Depreciation and amortization expense                       4,115,988       5,813,681       2,746,146      12,675,815
  Earnings before interest, taxes, depreciation,
  and amortization (EBITDA)                                  34,607,848      32,181,393       1,805,367      68,594,608
  Total assets                                               86,754,851     155,867,124      26,120,562     268,742,537

One month ended March 31, 2004 (Successor):
  External customer revenues                              $   5,309,747   $   3,883,675    $  4,123,972   $  13,317,394
  Intersegment revenues                                           9,242         600,590         319,806         929,638
  Depreciation and amortization expense                         251,599         476,935         229,803         958,337
  Earnings (loss) before interest, taxes, depreciation,
   and amortization (EBITDA)                                 (2,471,525)        (85,994)        251,371      (2,306,148)
  Total assets                                               60,791,084     158,221,680      31,742,840     250,755,604

Eleven months ended February 29, 2004 (Predecessor):
  External customer revenues                              $ 233,170,224   $ 104,533,832    $ 47,659,618   $ 385,363,674
  Intersegment revenues                                       1,158,230      21,212,168       2,094,696      24,465,094
  Depreciation and amortization expense                       2,289,830         577,899       1,343,615       4,211,344
  Earnings before interest, taxes, depreciation, and
  amortization (EBITDA)                                      33,190,998      33,544,806       2,624,520      69,360,324

Year ended March 31, 2003 (Predecessor):
  External customer revenues                              $ 216,026,871   $ 111,365,802    $ 43,117,176   $ 370,509,849
  Intersegment revenues                                         916,262      21,440,901         887,680      23,244,843
  Depreciation and amortization expense                       2,622,418         455,772         646,287       3,724,477
  Earnings before interest, taxes, depreciation, and
  amortization (EBITDA)                                      26,992,497      33,915,223       2,041,093      62,948,813
  Total assets                                               64,591,853      47,690,963      13,911,857     126,194,673

    The following table reconciles segment information presented above with consolidated information as presented in the consolidated financial statements for the year ended March 31, 2005, the one month ended March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively:


                                                                    Successor                    Predecessor
                                                      -------------------------------- --------------------------------
                                                        Year Ended     1 Month Ended   11 Months Ended    Year Ended
                                                        March 31,        March 31,      February 29,      March 31,
                                                           2005            2004             2004             2003
                                                      --------------- ---------------- ---------------- ---------------
Revenues:
  Total for reportable segments                        $ 431,373,666     $ 14,247,032    $ 409,828,768   $ 393,754,692
  Elimination of intersegment revenues                   (29,219,326)        (929,638)     (24,465,094)    (23,244,843)
                                                      --------------- ---------------- ---------------- ---------------
    Consolidated total                                 $ 402,154,340     $ 13,317,394    $ 385,363,674   $ 370,509,849
                                                      =============== ================ ================ ===============

Depreciation and Amortization Expense:
  Total for reportable segments                        $  12,675,815     $    958,337    $   4,211,344   $   3,724,477
  Corporate administration                                   490,528           40,164          347,082         388,397
                                                      --------------- ---------------- ---------------- ---------------
    Consolidated total                                 $  13,166,343     $    998,501    $   4,558,426   $   4,112,874
                                                      =============== ================ ================ ===============

Income (Loss) Before Income Taxes:
  Total EBITDA for reportable segments                 $  68,594,608     $ (2,306,148)   $  69,360,324   $  62,948,813
  Corporate administrative costs                          (7,591,429)        (685,336)     (15,012,469)     (7,318,023)
                                                      --------------- ---------------- ---------------- ---------------
                                                          61,003,179       (2,991,484)      54,347,855      55,630,790
  Depreciation and amortization                          (13,166,343)        (998,501)      (4,558,426)     (4,112,874)

                                                      --------------- ---------------- ---------------- ---------------
    Consolidated income (loss) from operations            47,836,836       (3,989,985)      49,789,429      51,517,916
  Interest and other expense, net                        (31,085,979)      (2,750,860)     (34,170,926)    (21,987,697)

                                                      --------------- ---------------- ---------------- ---------------
    Consolidated income (loss) before income taxes     $  16,750,857     $ (6,740,845)   $  15,618,503   $  29,530,219
                                                      =============== ================ ================ ===============


                                                                   Year Ended March 31,
                                                           2005            2004             2003
                                                      --------------- ---------------- ----------------
Total Assets:
  Total for reportable segments                        $ 268,742,537    $ 250,755,604    $ 126,194,673
  Assets not allocated to segments:
    Cash and cash equivalents                             25,529,299       28,468,747       34,276,049
    Restricted cash                                                -       27,065,000                -
    Receivables                                           10,133,799        9,497,966       11,518,223
    Recoverable income taxes                                       -        5,351,480                -
    Deferred income taxes                                  1,013,182        2,796,015          848,932
    Prepaid expenses and other assets                        585,409          868,401          798,527
    Property and equipment, net                           11,394,329       10,669,788        8,481,846
    Goodwill                                             269,061,875      269,061,875       16,770,574
    Debt issue costs, net                                 10,895,711       11,968,909        6,055,751
    Identifiable intangibles, net                         31,320,000       31,320,000                -
    Other assets                                             490,001          408,742        2,454,123
                                                      --------------- ---------------- ----------------
      Consolidated total                               $ 629,166,142    $ 648,232,527    $ 207,398,698
                                                      =============== ================ ================

        EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As the Company is highly-leveraged and as the Company's equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring its liquidity and provides additional information for determining its ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Debentures, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing the Company's financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

        The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash
    Flows:

                                                           Successor                   Predecessor
                                              --------------------------------- -------------------------------
                                               Year Ended      1 Month Ended    11 Months Ended  Year Ended
                                                March 31,        March 31,       February 29,     March 31,
                                                  2005             2004              2004           2003
                                              ---------------- ---------------- ---------------- --------------
EBITDA                                           $ 61,003,179     $ (2,991,484)     $54,347,855    $55,630,790

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                     638,935           97,587          307,680        360,448
  Provision for losses on receivables                 315,958          218,205           66,393        451,578
  Cash paid for interest                          (26,320,272)      (6,891,827)     (20,125,528)   (13,549,099)
  Cash paid for income taxes                       (4,946,343)          (9,991)      (6,466,526)   (14,533,352)
  Loss on disposal of assets                           68,065           13,582          408,095         35,428
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)      (3,572,332)     (11,947,584)      10,066,803      8,935,820
                                              ---------------- ---------------- ---------------- --------------
Net Cash Flows from Operating Activities         $ 27,187,190    $ (21,511,512)     $38,604,772    $37,331,613
                                              ================ ================ ================ ==============

Net Cash Flows from Investing Activities           $ (747,555)  $ (210,901,223)     $(6,451,658)   $(5,327,072)
                                              ================ ================ ================ ==============

Net Cash Flows from Financing Activities        $ (28,491,473)   $ 186,026,630      $ 8,103,790    $(4,018,436)
                                              ================ ================ ================ ==============

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

                                                            Successor                  Predecessor
                                                    --------------------------- ------------------------------
                                                     Year Ended  1 Month Ended  11 Months Ended   Year Ended
                                                     March 31,     March 31,     February 29,     March 31,
                                                        2005         2004            2004            2003
                                                    ----------- --------------- --------------- --------------
Basic Earnings Per Share:
  Weighted-average common shares outstanding         549,254       549,254        1,264,985      1,263,457

Diluted Earnings Per Share:
  Weighted-average common shares outstanding         561,049       549,254        1,291,499      1,281,262
  Incremental shares attributable to stock options    11,795        11,805           26,514         17,805
  Stock options outstanding                           62,389        49,778           49,778         82,125


    For purposes of calculating diluted earnings per share for the one month ended March 31, 2004, weighted-average common shares outstanding exclude incremental shares, as to include such shares would have been antidilutive for the period presented.

R.  RELATED PARTY TRANSACTIONS

    In fiscal 2001, NBC entered into several agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) with a newly created entity, TheCampusHub.com, Inc., which was partially owned by the Company's then-majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by NBC. The management services agreement reimbursed NBC for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement was recognized as the services were performed. For the eleven months ended February 29, 2004 and the year ended March 31, 2003, revenues attributable to the management services agreement totaled $0.1 million and $0.3 million, respectively, and reimbursable direct costs incurred on behalf of The CampusHub.com, Inc. totaled $0.1 million and $0.6 million, respectively. Such agreements terminated effective July 1, 2003.

    On July 1, 2003, NBC acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. CampusHub is no longer separately incorporated and is instead accounted for as a division within NBC's Complementary Services Division segment. Each share of TheCampusHub.com, Inc. common stock issued and outstanding was converted into shares of NBC Acquisition Corp. Class A Common Stock, resulting in the issuance of 39,905 shares of NBC Acquisition Corp. Class A Common Stock. TheCampusHub.com, Inc. had 1,300,099 shares of issued and outstanding common stock at the time of acquisition, of which 650,000 shares were owned by the Company's then-majority owner, 650,000 shares were owned by an unrelated third party, and 99 shares were owned by three NBC employees. This business combination was accounted for by NBC in accordance with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS. The total purchase price, net of cash acquired, of such acquisition was $10.0 million, of which $3.7 million was assigned to non-deductible goodwill.

S.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS


    On February 7, 2005, the Chief Accountant of the U.S. Securities and Exchange Commission ("SEC") released a letter expressing the SEC's views on certain lease accounting matters. Upon reviewing the matters discussed and clarified in this letter, the Company identified areas where its historical accounting practices differed from GAAP. The Company has restated the historical financial statements incorporated herein to correct these errors.

    Specifically, the Company has reviewed its leasehold improvements to ensure amortization is recorded over the initial non-cancelable lease term, unless renewal is considered reasonably assured at the inception of the lease. The cumulative effect of the resulting accounting corrections was a reduction to retained earnings of $1.6 million in fiscal 2003 and incremental decreases to retained earnings and net earnings of $4,038, $0.3 million, and $0.3 million for the one month ending March 31, 2004, the eleven months ended February 29, 2004, and the year ended March 31, 2003, respectively.

    This accounting correction also affected the purchase price allocation for the March 4, 2004 Transaction and an additional $1.9 million was recorded as goodwill.

    The Company has also restated its consolidated statement of cash flows for the one month ended March 31, 2004 to reclassify the activity related to the restricted cash held in escrow at March 31, 2004 to fund the April 3, 2004 redemption of untendered principal balances and related accrued interest and call premiums thereon on the $110.0 million senior subordinated notes and the $76.0 million senior discount debentures from financing activities to investing activities.

    The restated amounts and line items impacted by these restatements are provided below.

                                                       Consolidated Balance Sheet
                                             -------------------------------------------------
                                              As Previously
                                                 Reported       Adjustments     As Restated
                                             ---------------- ---------------- ---------------
March 31, 2004
    Property and equipment,                    $ 36,133,256    $ (3,405,625)   $ 32,727,631
       net of depreciation and amortization
    Goodwill                                    268,646,931       1,947,204     270,594,135
    Deferred income taxes - liability            61,699,507      (1,292,775)     60,406,732
    Retained earnings                             3,651,080        (165,646)      3,485,434

                                           Consolidated Statements of Operations
                                       --------------------------------------------------
                                       As Previously
                                          Reported        Adjustments    As Restated
                                       ---------------  --------------- -----------------
One Month Ended March 31, 2004
    Depreciation expense                  $   342,992       $   6,509       $   349,501
    Income tax benefit                     (2,502,688)         (2,471)       (2,505,159)
    Net loss                               (4,231,648)         (4,038)       (4,235,686)
    Loss per share - basic                      (7.70)          (0.01)            (7.71)
    Loss per share - diluted                    (7.70)          (0.01)            (7.71)

Eleven Months Ended February 29, 2004
    Depreciation expense                  $ 2,977,309       $ 418,797       $ 3,396,106
    Income tax expense                      6,608,592        (158,975)        6,449,617
    Net income                              9,428,708        (259,822)        9,168,886
    Earnings per share - basic                   7.45           (0.20)             7.25
    Earnings per share - diluted                 7.30           (0.20)             7.10

Year Ended March 31, 2003
    Depreciation expense                  $ 2,987,947       $ 480,874       $ 3,468,821
    Income tax expense                     12,231,845        (182,540)       12,049,305
    Net income                             17,779,248        (298,334)       17,480,914
    Earnings per share - basic                  14.07           (0.23)            13.84
    Earnings per share - diluted                13.88           (0.24)            13.64


                                                      Consolidated Statement of Cash Flows
                                              ---------------------------------------------------
                                               As Previously
                                                 Reported         Adjustments    As Restated
                                              ----------------- --------------- ----------------
One Month Ended March 31, 2004
    Net cash flows from investing activities    $ (183,836,223)  $ (27,065,000)  $ (210,901,223)
    Net cash flows from financing activities       158,961,630      27,065,000      186,026,630

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE.

    Not applicable.

                        ITEM 9A. CONTROLS AND PROCEDURES.

    (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. This evaluation, which included the effects of the restatements noted in Note S to the Consolidated Financial Statements for the fiscal year ended March 31, 2005, was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of March 31, 2005, our disclosure controls and procedures were not effective, solely because of the material weakness described below.

    Subsequent to the issuance of our Form 10-K for the periods ended March 31, 2004, we determined that the Company's Consolidated Statement of Cash Flows for the period ended March 31, 2004 should be restated to reclassify $27,065,000 from "net cash flows from financing activities" to "net cash flows from investing activities," and accordingly, we restated our Consolidated Statement of Cash Flows for the period ended March 31, 2004. This restatement was the result of a material weakness in internal control over financial reporting as the control over the proper classification in the Consolidated Statement of Cash Flows of the cash transferred to restricted cash did not operate effectively.

    (B) CHANGES IN INTERNAL CONTROLS. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company's management is reviewing and evaluating its internal control procedures and the design of those control procedures relating to the preparation of the Consolidated Statement of Cash Flows. Once this review and evaluation is complete, the Company intends to implement any changes required to remediate any identified deficiencies.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The members of our Board of Directors and executive officers and their ages are as follows:

         Name        Age    Position
         ----        ---    --------
 Michael F. Cronin    51    Director
 Mark L. Bono         45    Director
 R. Sean Honey        34    Director
 Mark W. Oppegard     55    President/Chief  Executive  Officer,  Secretary  and
                            Director
 Barry S. Major       48    Chief Operating Officer, NBC and Director
 Alan G. Siemek       44    Vice President and Treasurer

 William H. Allen     62    Senior Vice President of Textbook Division, NBC
 Robert A. Rupe       57    Senior Vice President of Bookstore Division, NBC
 Michael J. Kelly     47    Senior Vice President of Distance
                            Learning/Marketing Services and Other Complementary
                            Services, NBC
 Larry R. Rempe       57    Vice President of Information Systems, NBC
 John A. Callahan     56    Vice President of Contract Management, NBC
 Kenneth F. Jirovsky  61    Vice President of Development, NBC
 Cynthia L. Morris    48    Vice President of Administration and Secretary, NBC


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

    R. SEAN HONEY was named a Director of ours upon the consummation of the March 4, 2004 Transaction. Mr. Honey joined Weston Presidio in 1999 and is a member of the general partners of the Weston Funds. Prior to 1999, Mr. Honey served in various positions at J.P. Morgan in both Mergers and Acquisitions and Merchant Banking. Mr. Honey also serves as a Director of Apple American Group and Schurman Fine Papers.

    MARK W. OPPEGARD has served in the college bookstore industry for 35 years (all of which have been with us) and became the Company's President/Chief Executive Officer, Secretary and Director and Chief Executive Officer of NBC on February 13, 1998. Additionally, Mr. Oppegard has served as NBC's President since 1992 and as a Director of NBC since 1995. Prior to 1998, Mr. Oppegard served as the Company's Vice President, Secretary, Assistant Treasurer and Director between 1995 and 1998. Prior to 1992, Mr. Oppegard served in a series of positions at NBC, including Vice President of the Bookstore Division.

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

    WILLIAM H. ALLEN has served in the college bookstore industry for 40 years (of which 30 have been with NBC). Mr. Allen was named the Senior Vice President of the Textbook Division in April, 2001. Between 1994 and 2001, Mr. Allen served as NBC's Vice President of Warehouse Operations. Between 1974 and 1994, Mr. Allen served in a series of positions, including assistant manager of the Textbook Division. Prior to joining us in 1974, Mr. Allen was employed by the Missouri Store Company, a predecessor of MBS.

    ROBERT A. RUPE was named Senior Vice President of NBC's Bookstore Division in April, 2001. Prior to joining NBC and a one-year period in which he was self-employed as a management training consultant, Mr. Rupe served as Vice President of Operations of Busybody, Inc., a specialty retailer with over 100 retail locations, from 1995 to 2000. Mr. Rupe has 35 years of retail experience, including a variety of senior management positions at May Department Stores, Marshall Field and Company, Phillips Van-Huesen and International Paper.

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

    LARRY R. REMPE has served in the college bookstore industry for 19 years (all of which have been with NBC) and has been NBC's Vice President of Information Systems since 1986. Between 1974 and 1986, Mr. Rempe served in various positions for Lincoln Industries, Inc., a holding company that owned NBC until 1995.

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

    KENNETH F. JIROVSKY has served in the college bookstore industry for 44 years (all of which have been with NBC) and was named NBC's Vice President of Development in April, 2001. Between 1986 and 2001, Mr. Jirovsky served as NBC's Vice President of Sales and Marketing. Prior to 1986 Mr. Jirovsky served in a series of positions, including assistant manager of the Textbook Division.

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

    Effective April 1, 2005, Mr. Kelly assumed the role of Senior Vice President of the Textbook Division upon the announcement of Mr. Allen's retirement. Mr. Rempe assumed the role of Senior Vice President of Complementary Services effective April 1, 2005.

AUDIT COMMITTEE

    Our audit committee currently consists of Mark L. Bono and R. Sean Honey. Among other functions, our audit committee (a) makes recommendations to our board of directors regarding the selection of independent auditors; (b) reviews the results and scope of the audit and other services provided by our independent auditors; (c) reviews our financial statements; and (d) reviews and evaluates our internal control functions. The Board of Directors has determined that the audit committee does not have an "audit committee financial expert" as that term is defined by the applicable rules and regulations of the Securities and Exchange Commission. However, the Board of Directors is satisfied that the members of our audit committee have sufficient expertise and business and financial experience necessary to effectively perform their duties as the audit committee.

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

    The table presented below summarizes annual and long-term compensation, including stock compensation, to such persons for the last three fiscal years:


                                     SUMMARY COMPENSATION TABLE

                                                                           Long-Term
                                                                         Compensation
                                                 Annual Compensation        Awards
                                                ----------------------   --------------
                                                                             Number
                                                                        of Securities
                                         Fiscal                             Underlying     All Other
      Name and Principal Position        Year      Salary       Bonus     Options (1)   Compensation (2)
--------------------------------------- ------   ---------- ----------- -------------- ------------------
Mark W. Oppegard - Chief Executive
Officer, President, and Director          2005   $ 293,778    $ 45,000        1,963         $ 10,526
                                          2004     288,389     147,000       10,825            2,276
                                          2003     276,923     280,000        2,675            2,573

Barry S. Major - Chief Operating
 Officer and Director                     2005     263,533      43,000        1,963           10,430
                                          2004     257,383     140,000        9,330        1,791,595
                                          2003     247,077     250,000        2,500            2,477

Alan G. Siemek - Chief Financial
Officer, Senior Vice President of
Finance and Aministration, Treasurer,
and Assistant Secretary                   2005     194,155      30,000        1,885           10,370
                                          2004     189,251     100,000        7,478        1,004,192
                                          2003     181,885     160,000        1,375            2,417

Michael J. Kelly - Senior Vice
President of Distance
Learning/Marketing
Services and Other Complementary
Services                                  2005     187,461      23,000        1,600           10,430
                                          2004     183,324      70,000        4,661          871,276
                                          2003     169,731     130,000        1,375            2,477

Robert A. Rupe - Senior Vice
President of Bookstore Division           2005     158,619      40,000        1,700           10,766
                                          2004     148,618     111,000        3,800          694,304
                                          2003     142,750     146,500        1,250            2,813


(1) In connection with the March 4, 2004 Transaction, all existing options at March 4, 2004, including those listed in this column for fiscal 2003, vested and were either converted into the right to receive cash payment (see footnote 2) or were cancelled in exchange for new options granted under the 2004 Stock Option Plan. Options granted in fiscal 2004 under the 2004 Stock Option Plan were fully vested, exercisable at prices consistent with the options which were cancelled, and represent the right to purchase shares of capital stock of NBC Holdings Corp. Options granted in fiscal 2004 prior to the March 4, 2004 Transaction were entirely cancelled in exchange for new options granted under the 2004 Stock Option Plan and thus, are reflected only once in the column.

(2) All other compensation consists of the following components: (a) In fiscal 2004, as a result of the December 10, 2003 debt refinancing and the March 4, 2004 Transaction, option holders were given the opportunity to convert options into the right to receive cash payments. The cash payments represented the difference between the exercise price and the fair market value of the securities underlying such options and totaled $1,789,415, $1,002,072, $869,096 and $691,788 for Messrs. Major, Siemek,
        Kelly, and Rupe, respectively; (b) matching contributions to the NBC Retirement Plan; (c) life insurance premiums paid by us on the executive's behalf; and (d) for Mr. Oppegard, the dollar value, if any, of above-market amounts earned on deferred compensation.

    Presented below is information in tabular format regarding individual grants of stock options to executive officers named in the Summary Compensation Table for the year ended March 31, 2005:

                        OPTIONS GRANTED DURING THE YEAR ENDED MARCH 31, 2005

                               Individual Grants                                   Grant Date Value
----------------------------------------------------------------------------  -------------------------
                                              Number   % of Total
                                                of       Options
                                            Securities Granted to                             Grant
                                            Underlying  Employees  Exercise                    Date
                                             Options   in Fiscal    Price      Expiration    Present
                 Name                        Granted     2005      Per Share     Date (1)    Value (2)
------------------------------------------- -------- -----------  ----------  -----------  ------------
Mark W. Oppegard - Chief Executive Officer,
President, and Director                        1,963     15.6%    $ 160.00      11/08/14    $ 35,570

Barry S. Major - Chief Operating
Officer and Director                           1,963      15.6      160.00      11/08/14      35,570

Alan G. Siemek - Chief Financial Officer,
Senior Vice President of Finance and
Administration, Treasurer, and
Assistant Secretary                            1,885      14.9      160.00      11/08/14      34,160

Michael J. Kelly - Senior Vice President
of Distance Learning/Marketing Services
and Other Complementary Services               1,600      12.7      160.00      11/08/14      28,992

Robert A. Rupe - Senior Vice President
of Bookstore Division                          1,700      13.5      160.00      11/08/14      30,804


(1) Twenty-five percent of the options granted were exercisable immediately upon granting on November 9, 2004, with the remaining options becoming exercisable in 25% increments over the subsequent three years.

(2) Grant date present value was determined using a Black-Scholes option pricing model, assuming a 3.05% risk-free interest rate, 1.0% expected volatility, and an expected life of approximately 4.0 years.

    The following table provides information concerning each exercise of stock options by executive officers named in the Summary Compensation Table during the year ended March 31, 2005 as well as the value of unexercised options as of March 31, 2005:

                  AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED MARCH 31, 2005
                          AND OPTION VALUE AS OF MARCH 31, 2005

                                                                              Number
                                                                           of Securities          Value of
                                                                            Underlying          Unexercised
                                                                            Unexercised         in-the-Money
                                                                            Options at           Options at
                                                                          March 31, 2005     March 31, 2005 (1)
                                                                          ----------------  -------------------
                                                  Shares
                                                 Acquired       Value      Exercisable/         Exercisable/
      Name                                      on Exercise   Realized     Unexercisable       Unexercisable
-------------------------------------------   ------------- -------------  -------------    --------------------

Mark W. Oppegard - Chief Executive
Officer, President, and Director                   -         $ -          11,315 / 1,473       $741,568 / -

Barry S. Major - Chief Operating
Officer and Director                               -           -           9,820 / 1,473        614,356 / -

Alan G. Siemek - Chief Financial
Officer, Senior Vice President of
Finance and Administration, Treasurer
and Assistant Secretary                            -           -           7,949 / 1,414        551,139 / -

Michael J. Kelly - Senior Vice
 President of Distance Learning/Marketing
Services and Other Complementary Services          -           -           5,061 / 1,200        286,054 / -

Robert A. Rupe - Senior Vice President
of Bookstore Division                              -           -           4,225 / 1,275        206,006 / -


(1) Represents the excess of the March 31, 2005 estimated fair market value of the Company's common stock underlying the stock options, which includes a discount for the holder's minority interest position and illiquidity of the common stock, over the exercise price of such options. The estimated fair market value was based upon the March 4, 2004 Transaction, though on a discounted basis.

COMPENSATION OF DIRECTORS AND ADDITIONAL INFORMATION

   Our Directors receive no compensation for services but are reimbursed for out-of-pocket expenses.

EMPLOYMENT AGREEMENTS

   We have employment agreements with Mark W. Oppegard and seven of our other executive officers. As amended, such agreements (the "Employment Agreements") with the aforementioned executive officers (each, an "Executive") provide for
(1) an annual base salary as determined by the Board of Directors after considering the recommendation of the chief executive officer, (2) for incentive compensation based upon the attainment of financial objectives to be established by the Board of Directors (or a committee thereof) after considering the recommendation of the chief executive officer, and (3) for customary fringe benefits. The salaries of the executive officers listed above are as follows:
Mr. Oppegard, $295,000 per annum; Mr. Major, $266,000 per annum; Mr. Siemek, $196,000 per annum; Mr. Kelly, $189,000 per annum; and Mr. Rupe, $170,000 per annum. The Employment Agreements provide that their term will be automatically extended from year to year, unless terminated upon specified notice by either party.

   The Employment Agreements also provide that each Executive will be granted a number of options annually to acquire shares of NBC Acquisition Corp. Class A Common Stock, the size of such grant to be determined by the Board of Directors. Each such option has an exercise price not to be less than the fair market value per share as of the date of grant and is exercisable as to 25% of the shares covered thereby on the date of grant and as to an additional 25% of the shares covered thereby on each of the first three anniversaries of the date of grant, subject to the Executive's continued employment by us on such dates.

   The Employment Agreements also provide for specified payments to the Executive in the event of termination of employment with us without "cause" (as defined in the respective agreements) and also in the event of death or disability of the Executive during the term. The Employment Agreements also contain customary confidentiality obligations and three-year non-competition agreements for each Executive.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    We do not currently have a compensation committee. Mark W. Oppegard, President/Chief Executive Officer, Secretary and Director, participated in the Board of Directors' deliberations concerning executive officer compensation during the last fiscal year.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS.

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - As a result of the March 4, 2004 Transaction, shares of NBC Acquisition Corp. Class A Common Stock issued and outstanding totaled 549,254 on June 29, 2005. Weston Presidio owns 36,455 of the issued and outstanding shares directly, with the remaining 512,799 issued and outstanding shares being owned by NBC Holdings Corp, a company newly formed by Weston Presidio which has 512,799 shares of capital stock issued and outstanding that are owned either by Weston Presidio or current and former members of NBC management. The securities underlying the 2004 Stock Option Plan, of which 62,389 options have been granted as of June 29, 2005, are shares of NBC Holdings Corp. capital stock. The information in the following table sets forth NBC Acquisition Corp. Class A Common Stock beneficially owned by each person who owns more than 5.0% of such shares; each director; each executive officer named in Item 11; and all directors and executive officers treated as a group. The shares listed and percentages calculated thereon are based upon NBC Acquisition Corp. Class A Common Stock outstanding as of June 29, 2005 and NBC Holdings Corp. capital stock underlying nonqualified stock options that are exercisable within sixty days, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. To our knowledge, each of such holders of shares has sole voting and investment power as to the shares owned unless otherwise noted. The address for each executive officer and director is 4700 South 19th Street, Lincoln, Nebraska 68501 unless otherwise noted.
                                                      Amount and
                                                      Nature of
                                                      Beneficial    Percent of
       Title of Class/Name of Beneficial Owner       Ownership (1)  Class (3)
-------------------------------------------------------------------------------

Class A Common Stock:
Owning Greater Than 5% of Shares:
Weston Presidio Capital IV, L.P. (2)                       365,449       66.5%
Weston Presidio Capital III, L.P. (2)                      153,623       28.0%
WPC Entrepreneur Fund, L.P. (2)                              7,579        1.4%
WPC Entrepreneur Fund II, L.P. (2)                           5,785        1.1%

Ownership of Directors:
Michael F. Cronin (2)                                      532,436       96.9%
Mark L. Bono (2)                                                 -           -
R. Sean Honey (2)                                                -           -

Ownership of Executive Officers Named in Item 11:
Mark W. Oppegard                                            15,315        2.7%
Barry S. Major                                              11,567        2.1%
Alan G. Siemek                                               7,949        1.4%
Michael J. Kelly                                             5,061        0.9%
Robert A. Rupe                                               4,225        0.8%

Ownership of Directors and All Executive
Officers as a Group                                        586,853       98.5%


(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares of NBC Acquisition Corp. Class A Common Stock. Such shares include NBC Holdings Corp. shares underlying nonqualified stock options exercisable within sixty days, as follows: Mr. Oppegard - 11,315 shares; Mr. Major - 9,820 shares; Mr. Siemek - 7,949 shares; Mr. Kelly - 5,061 shares; Mr. Rupe - 4,225 shares; and 46,670 shares for all directors and executive officers as a group.

(2) The sole general partner of Weston Presidio Capital IV, L.P., Weston Presidio Capital III, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P. (the "Weston Presidio Funds") is a limited liability company of which Mr. Cronin is a managing member and Messrs. Bono and Honey are members. Messrs. Cronin, Bono, and Honey disclaim beneficial ownership of the shares held by the Weston Presidio Funds, except to the extent of their respective pecuniary interests therein. The address of the Weston Presidio Funds, and Messrs. Cronin, Bono, and Honey is 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

(3) The percentages are calculated based upon 549,254 shares of NBC Acquisition Corp. Class A Common Stock outstanding as of June 29, 2005 and shares underlying nonqualified stock options exercisable within sixty days as detailed in footnote (1).

    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS - Through the Company's parent, NBC Holdings Corp., we have a stock-based compensation plan established to provide for the granting of options to purchase capital stock of NBC Holdings Corp. Details regarding the plan in effect are presented in the footnotes to the consolidated financial statements found in Item 8, "Financial Statements and Supplementary Data." Specific information as of March 31, 2005 regarding the plan, which was not subject to the approval by security holders, is also presented in the following table.

                                Number of         Weighted-        Number of
                              Securities to        Average        Securities
                              be Issued Upon       Exercise        Remaining
                               Exercise of         Price of      Available for
                               Outstanding       Outstanding        Future
        Plan                    Options           Options         Issuance
--------------------------  ------------------- --------------- ----------------

2004 Stock Option Plan             62,389        $ 100.58           18,917




            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    INDEBTEDNESS OF MANAGEMENT - As of March 31, 2005, notes receivable from stockholders and the associated interest receivable totaled approximately $0.1 million and $1,201, respectively. The remaining balances of such notes originated pursuant to the terms of an employment agreement with NBC's Chief Operating Officer, Barry S. Major. In January, 1999, we issued 4,765 shares of the Company's common stock to Mr. Major at a price of $52.47 per share, in exchange for $25,000 in cash and a promissory note in the principal amount of $225,000 bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2005 was approximately $96,000. This note was amended and restated in July, 2002 and matures on January 19, 2009.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

    The following table sets forth the aggregate fees billed to us during fiscal years 2005 and 2004 by Deloitte & Touche LLP:

                            Year Ended March 31,
                          2005              2004
                     -------------   ------------------

Audit Fees              $ 128,904          $  98,410
Audit-Related Fees         69,813            155,262
Tax Fees                  311,791             99,063
Other Fees                      -                  -
                     -------------   ------------------

Total                   $ 510,508          $ 352,735
                     =============   ==================



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

    TAX FEES consist of fees for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal and state tax compliance, return preparation, tax audits, and planning for incorporation of NBC Textbooks LLC.

    The audit committee pre-approves all audit and non-audit services performed by our independent registered public accounting firm.

                                     PART IV

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

        (1) Consolidated Financial Statements of NBC Acquisition Corp.

             Index to Consolidated Financial Statements.

             Report of Independent Registered Public Accounting Firm.

             Consolidated Balance Sheets as of March 31, 2005 and March 31, 2004
               (as restated).

             Consolidated Statements of Operations for the Year Ended March 31,
               2005 (Successor), the One Month Ended March 31, 2004 (Successor) (as restated), the Eleven Months Ended February 29, 2004 (Predecessor) (as restated), and the Year Ended March 31, 2003 (Predecessor) (as restated).

             Consolidated Statements of Stockholders' Equity (Deficit) for the
               Year Ended March 31, 2005 (Successor), the One Month Ended March 31, 2004 (Successor) (as restated), the Eleven Months Ended February 29, 2004 (Predecessor) (as restated), and the Year Ended March 31, 2003 (Predecessor) (as restated).

             Consolidated Statements of Cash Flows for the Year Ended March 31,
               2005 (Successor), the One Month Ended March 31, 2004 (Successor) (as restated), the Eleven Months Ended February 29, 2004 (Predecessor) (as restated), and the Year Ended March 31, 2003 (Predecessor) (as restated).

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

4.7 Form of Exchange Note of NBC Acquisition Corp. 11% Senior Discount Notes Due 2013, filed as Exhibit 4.7 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

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

4.11 Supplemental Indenture, dated as of December 31, 2004, by and among NBC Textbooks LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as
        Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

4.12 Form of Initial Note of Nebraska Book Company, Inc. (included in 4.8 as Exhibit A), filed as Exhibit 4.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

4.13 Form of Exchange Note of Nebraska Book Company, Inc. (included in 4.8 as Exhibit B), filed as Exhibit 4.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

4.14 Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantors parties thereto and BNY Midwest Trust Company as Trustee, filed as Exhibit 4.12 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

4.15 Form of 8 5/8% Senior Subordinated Note Due 2012 (included in Exhibit 4.13), filed as Exhibit 4.13 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

4.16 Form of Exchange Note of Nebraska Book Company, Inc. 8 5/8% Senior Subordinated Note Due 2012, filed as Exhibit 4.15 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

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

10.9 Second Amendment, dated as of October 20, 2004, to the Amended and Restated Credit Agreement, dated as of March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Several Lenders parties thereto, JPMorgan Chase Bank as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Syndication Agent, and Fleet National Bank and Wells Fargo Bank N.A., as Co-Documentation Agents, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated and filed on October 26, 2004, is incorporated herein by reference.

10.10 Assumption Agreement, dated as of July 1, 2002 between Specialty Books, Inc. and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit
        10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10.11 Assumption Agreement, dated as of December 31, 2004, made by NBC Textbooks LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

10.12 Guarantee and Collateral Agreement, dated as of February 13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit 10.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.13 Amended and Restated Guarantee and Collateral Agreement, dated March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc. and Specialty Books, Inc. in favor of JPMorgan Chase Bank, as administrative agent, filed as Exhibit 10.11 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.14 Purchase Agreement dated February 10, 1998 by and between NBC Acquisition Corp. and Chase Securities Inc., filed as Exhibit 10.3 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.15 Purchase Agreement, dated as of March 4, 2004, by and among NBC Acquisition Corp. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.16 Purchase Agreement dated February 10, 1998 between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 10.4 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.17 Purchase Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.15 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.18 Merger Agreement, dated January 6, 1998, by and among NBC Merger Corp., NBC Acquisition Corp., and certain stockholders of NBC Acquisition Corp. named therein, filed as Exhibit 10.9 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.19 Stockholders Agreement, dated as of July 11, 2002, by and among NBC Acquisition Corp., HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., and the other stockholders party thereto, filed as Exhibit 4.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.20 Amended and Restated Stockholders Agreement, dated as of July 1, 2003, by and among NBC Acquisition Corp., HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., MSD Ventures, L.P., and the other stockholders party thereto, filed as Exhibit 4.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.21 Registration Rights Agreement, dated as of July 11, 2002, by and among HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., and NBC Acquisition Corp., filed as Exhibit 4.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.22 Amended and Restated Registration Rights Agreement, dated as of July 1, 2003, by and among HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., MSD Ventures, L.P., and NBC Acquisition Corp., filed as Exhibit 4.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

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

10.25 Exchange and Registration Rights Agreement dated as of February 13, 1998 by and between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 4.6 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.26 Registration Rights Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.24 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.27* Form of Memorandum of Understanding, dated as of February 13, 1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.5 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.28* Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

10.29* Addendum to the Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, dated March 29, 2002, filed as Exhibit 10.10 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

10.30* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Barry S. Major, filed as Exhibit 10.4 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.31* Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.32* Addendum to the Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.12 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

10.33* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Alan Siemek, filed as Exhibit 10.5 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.34* Memorandum of Understanding, dated as of November 1, 1999 by and between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of E-commerce, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

10.35* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Michael J. Kelly, filed as Exhibit
        10.6 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.36* Memorandum of Understanding, dated as of April 17, 2001 by and between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.37* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Robert Rupe, filed as Exhibit 10.7 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.38* Amendment to the Memorandums of Understanding by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe, Kenneth
        F. Jirovsky, William H. Allen, Thomas A. Hoff, Barry S. Major, Alan Siemek, Michael J. Kelly, and Robert Rupe, dated March 4, 2004, filed as
        Exhibit 10.36 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

10.39* NBC Acquisition Corp. 1995 Stock Incentive Plan adopted August 31, 1995, filed as Exhibit 10.6 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.40* NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

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

10.43* First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.44* NBC Acquisition Corp. 2003 Performance Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.45* NBC Acquisition Corp. 2003 Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.46* NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.43 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.47* NBC Acquisition Corp. Senior Management Bonus Plan adopted June 30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

10.48* Form of Deferred Compensation Agreement by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.49* Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

10.50* NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.51 Agreement for Purchase and Sale of Stock dated January 9, 1998 by and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.10.1 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.52 First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.10.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.53 Commercial Lease Agreement made and entered into March 8, 1989, by and among Robert J. Chaney, Mary Charlotte Chaney and Robert J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as Exhibit 10.11 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.54 Lease Agreement entered into as of September 1, 1986, by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as
        Exhibit 10.12 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.55   Lease Agreement entered into as of September 1, 1986, by and among John
        B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.56 Lease Agreement entered into as of September 1, 1986 by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as
        Exhibit 10.14 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.57 Lease Agreement made and entered into October 12, 1988 by and among Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit
        10.15 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.58 Industrial Real Estate Lease dated June 22, 1987 by and among Cyprus Land Company and Nebraska Book Company, Inc., filed as Exhibit 10.16 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

12.1 Statements regarding computation of ratios, filed as Exhibit 12.1 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

14.1 Code of Business Conduct and Ethics and Code of Ethics for Our Principal Executive Officer and Senior Financial Officers for NBC Acquisition Corp., filed as Exhibit 14.1 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

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

                                             NBC ACQUISITION CORP.


                                            /s/ Mark W. Oppegard
                                            -----------------------------------
                                            Mark W. Oppegard
                                            President/Chief Executive Officer,
                                            Secretary, and Director
                                            June 29, 2005

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Mark W. Oppegard                       /s/  Michael F. Cronin
------------------------------------        ------------------------------------
Mark W. Oppegard                            Michael F. Cronin
President/Chief Executive Officer,          Director
Secretary, and Director                     June 29, 2005
June 29, 2005


/s/  Alan G. Siemek                         /s/  Mark L. Bono
------------------------------------         -----------------------------------
Alan G. Siemek                              Mark L. Bono
Vice President and Treasurer                Director
(Principal Financial and                    June 29, 2005
Accounting Officer)
June 29, 2005


/s/  Barry S. Major                         /s/  R. Sean Honey
------------------------------------        ----------------------------
Barry S. Major                              R. Sean Honey
Director                                    Director
June 29, 2005                               June 29, 2005

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

    No annual report or proxy material with respect to any annual or other meeting of security holders for the fiscal year ended March 31, 2005 has been, or will be, sent to security holders.

                          FINANCIAL STATEMENT SCHEDULES



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NBC Acquisition Corp.
Lincoln, Nebraska

    We have audited the consolidated financial statements of NBC Acquisition Corp. and subsidiary as of March 31, 2005 and March 31, 2004 for the year ended March 31, 2005 (Successor), and the one month ended March 31, 2004 (Successor), the eleven months ended February 29, 2004 (Predecessor), and the year ended March 31, 2003 (Predecessor), and have issued our report thereon dated June 28, 2005; such report, which includes an explanatory paragraph related to certain restatements, is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP

Lincoln, Nebraska
June 28, 2005

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
------------------------------------------------------------------------------

                                                   March 31,     March 31,
                                                      2005           2004
                                               --------------- ---------------
                                                                (as restated)
ASSETS

CURRENT ASSETS:
  Due from subsidiary (Note A)                  $           -   $  11,028,828

OTHER ASSETS:
  Due from subsidiary (Note A)                     16,574,575      16,836,358
  Investment in subsidiary (Note A)               159,148,419     145,820,847
  Debt issue costs, net of amortization             1,926,860       1,967,737
  Deferred income taxes                             2,269,917         150,237
                                               --------------- ---------------
                                                $ 179,919,771   $ 175,804,007
                                               =============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued interest                              $           -   $     523,828
  Current maturities of long-term debt                      -      10,505,000
                                               --------------- ---------------
     Total current liabilities                              -      11,028,828

LONG-TERM DEBT, net of current maturities          56,110,986      50,413,044

COMMITMENTS (Note B)

STOCKHOLDERS' EQUITY:
Class A common stock, voting, authorized
  5,000,000 shares of $.01 par value;
  issued and outstanding 549,254 and 549,254
  shares at March 31, 2005 and 2004,
  respectively                                          5,493           5,493

  Additional paid-in-capital                      110,963,897     110,963,897
  Notes receivable from stockholders                  (92,675)        (92,689)
  Retained earnings                                12,932,070       3,485,434
                                               --------------- ---------------
    Total stockholders' equity                    123,808,785     114,362,135
                                               --------------- ---------------

                                                $ 179,919,771   $ 175,804,007
                                               =============== ===============


See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------

                                                          Successor                         Predecessor
                                                 ------------------------------- ---------------------------------
                                                   Year Ended     1 Month Ended   11 Months Ended     Year Ended
                                                   March 31,        March 31,       February 29,      March 31,
                                                      2005             2004             2004             2003
                                                 --------------  --------------- ----------------- ---------------
                                                                 (as restated)    (as restated)    (as restated)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES      $         -     $          -      $   (137,927)   $          -

INTEREST EXPENSE                                    (5,871,285)        (621,596)      (12,127,607)     (7,980,033)

INCOME TAX BENEFIT                                   1,857,897          105,197         4,499,552       2,752,947

EQUITY (DEFICIT) IN EARNINGS OF SUBSIDIARY          13,460,024       (3,719,287)       16,934,868      22,708,000
                                                 --------------  --------------- ----------------- ---------------
NET INCOME (LOSS)                                  $ 9,446,636     $ (4,235,686)     $  9,168,886    $ 17,480,914
                                                 ==============  =============== ================= ===============

EARNINGS (LOSS) PER SHARE:

  Basic                                            $     17.20     $      (7.71)     $       7.25    $      13.84
                                                 ==============  =============== ================= ===============
  Diluted                                          $     16.84     $      (7.71)     $       7.10    $      13.64
                                                 ==============  =============== ================= ===============



See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------

                                                                      Successor                        Predecessor
                                                             ------------------------------- -------------------------------
                                                              Year Ended     1 Month Ended   11 Months Ended   Year Ended
                                                              March 31,        March 31,      February 29,     March 31,
                                                                 2005            2004             2004            2003
                                                             -------------- ---------------- ---------------- --------------
                                                                             (as restated)    (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash flows from operating activities                     $10,637,466     $170,547,237    $  32,696,577   $          -
                                                             -------------- ---------------- ---------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of March 4, 2004 Transaction merger consideration              -     (181,244,926)               -              -
                                                             -------------- ---------------- ---------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                               -       50,009,190                -              -
  Capital contribution                                                   -       28,164,181                -              -
  Payment of financing costs                                      (132,466)      (1,980,682)               -              -
  Principal payments on long-term debt                         (10,505,000)     (65,495,000)               -              -
  Proceeds from exercise of stock options                                -                -           15,740         52,600
  Proceeds from payment on notes receivable from stockholders        4,882           50,471          208,089        552,089
  Purchases of treasury stock                                            -                -      (32,696,577)             -
  Advances to subsidiary                                            (4,882)         (50,471)        (223,829)      (604,689)
                                                             -------------- ---------------- ---------------- --------------
    Net cash flows from financing activities                   (10,637,466)      10,697,689      (32,696,577)             -
                                                             -------------- ---------------- ---------------- --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                -                -                -              -

CASH AND CASH EQUIVALENTS, Beginning of year                             -                -                -              -
                                                             -------------- ---------------- ---------------- --------------

CASH AND CASH EQUIVALENTS, End of year                         $         -     $          -    $           -   $          -
                                                             ============== ================ ================ ==============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

  Cash paid during the period for interest                     $   523,828     $  2,718,280    $   8,170,000   $          -
  Tax benefit on exercise of stock options                               -                -           10,000         24,000
  Accumulated other comprehensive income (loss)
  associated with derivative financial instruments
  of subsidiary                                                          -                -          418,631        185,936

See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DUE FROM SUBSIDIARY - NBC Acquisition Corp. (the "Company") files a consolidated federal income tax return with its wholly-owned subsidiary, Nebraska Book Company, Inc. ("NBC") and follows a policy of recording income taxes equal to that which would have been incurred had the Company filed a separate return. NBC is responsible for remitting tax payments and collecting tax refunds for the consolidated group. The non-current amount due from subsidiary represents the cumulative tax savings resulting from operating losses generated by the Company from which NBC derives the benefit through reduced tax payments on the consolidated return. At March 31, 2004, the current portion of amounts due from subsidiary represents amounts held in escrow by NBC on the Company's behalf which were utilized to fund the redemption on April 3, 2004 of untendered principal balances and related accrued interest and call premiums thereon under the $76.0 million senior discount debentures refinanced in the March 4, 2004 Transaction.

    INVESTMENT IN SUBSIDIARY - The Company accounts for its investment in NBC under the equity method of accounting. Advances to or from NBC are included within the investment in subsidiary.

B.  COMMITMENTS

    The Company, along with NBC's wholly-owned subsidiaries (Specialty Books, Inc. and NBC Textbooks LLC), has jointly and severally, unconditionally and irrevocably, guaranteed the prompt and complete payment and performance by NBC of NBC's obligations underlying the Senior Credit Facility, which matures at various dates through March 4, 2011. Such guarantee remains in full force and effect until all obligations underlying the Senior Credit Facility, which became effective February 13, 1998 and was most recently amended October 20, 2004 and most recently restated on March 4, 2004, have been satisfied. The maximum potential future amounts payable under the guarantee at March 31, 2005 totaled $178.2 million in principal payments, plus interest, which is based on variable rates. As this guarantee represents a parent's guarantee of its subsidiary's debt to a third party, such guarantee is not carried as a liability in the "Parent Company Only" financial statements.

C.      RESTATEMENT OF NBC CONSOLIDATED FINANCIAL STATEMENTS

    During fiscal 2005, NBC identified areas where its historical accounting practices for leasehold improvements differed from accounting principles generally accepted in the United States of America. NBC has restated its financial statements for prior periods to correct these errors. As a result, the investment in subsidiary and equity (deficit) in earnings of subsidiary have been restated to reflect these changes as follows:

                                                   Balance Sheet
                                       ----------------------------------------
                                       As Previously
                                         Reported    Adjustments   As Restated
                                       ------------ ------------- -------------
March 31, 2004
    Investment in subsidiary          $145,986,493  $ (165,646)   $145,820,847
    Retained earnings                    3,651,080    (165,646)      3,485,434

                                                Statements of Operations
                                       ----------------------------------------
                                       As Previously
                                         Reported    Adjustments   As Restated
                                       ------------ ------------- -------------
One Month Ended March 31, 2004
    Deficit in earnings of subsidiary  $(3,715,249)  $   (4,038)  $(3,719,287)
    Net loss                            (4,231,648)      (4,038)   (4,235,686)

Eleven Months Ended February 29, 2004
    Equity in earnings of subsidiary   $17,194,690   $ (259,822)  $16,934,868
    Net income                           9,428,708     (259,822)    9,168,886

Year Ended March 31, 2003
    Equity in earnings of subsidiary   $23,006,334   $ (298,334)  $22,708,000
    Net income                          17,779,248     (298,334)   17,480,914



    The Company has also restated its statements of cash flows for the one month ended March 31, 2004 and the eleven months ended February 29, 2004 to reclassify the dividend payments received from subsidiary from financing activities to operating activities, as follows:

                                                   Statements of Cash Flows
                                           ------------------------------------------
                                           As Previously
                                             Reported      Adjustments   As Restated
                                           ------------- -------------- -------------
Net Cash Flows from Operating Activities:
    One month ended March 31, 2004         $(13,747,108) $ 184,294,345  $170,547,237
    Eleven months ended February 29, 2004    (8,307,927)    41,004,504    32,696,577

Net Cash Flows from Financing Activities:
    One month ended March 31, 2004         $194,992,034  $(184,294,345) $ 10,697,689
    Eleven months ended February 29, 2004     8,307,927    (41,004,504)  (32,696,577)

NBC ACQUISITION CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------------------------------------------------

                                                                                Charged to
                                                                  Charged to       Other
                                                    Beginning of  Costs and      Accounts          Net       End of Year
                                                    Year Balance   Expenses      (Revenue)     Charge-Offs     Balance
                                                    ------------ ------------- -------------- -------------- ------------
YEAR ENDED MARCH 31, 2005 (SUCCESSOR)
  Allowance for doubtful accounts                    $  510,839     $ 315,958    $         -   $   (315,958)  $  510,839
  Allowance for sales returns                         5,269,177             -     28,285,698    (26,923,913)   6,630,962

ONE MONTH ENDED MARCH 31, 2004 (SUCCESSOR)
  Allowance for doubtful accounts                       510,839       218,205              -       (218,205)     510,839
  Allowance for sales returns                         9,079,248             -      1,053,143     (4,863,214)   5,269,177

ELEVEN MONTHS ENDED FEBRUARY 29, 2004 (PREDECESSOR)
  Allowance for doubtful accounts                       442,942        66,393              -          1,504      510,839
  Allowance for sales returns                         3,227,700             -     28,489,548    (22,638,000)   9,079,248

YEAR ENDED MARCH 31, 2003 (PREDECESSOR)
  Allowance for doubtful accounts                     1,429,803       451,578              -     (1,438,439)     442,942
  Allowance for sales returns                         5,700,480             -     28,241,313    (30,714,093)   3,227,700


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

4.7 Form of Exchange Note of NBC Acquisition Corp. 11% Senior Discount Notes Due 2013, filed as Exhibit 4.7 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

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

4.11 Supplemental Indenture, dated as of December 31, 2004, by and among NBC Textbooks LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as
        Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

4.12 Form of Initial Note of Nebraska Book Company, Inc. (included in 4.8 as Exhibit A), filed as Exhibit 4.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

4.13 Form of Exchange Note of Nebraska Book Company, Inc. (included in 4.8 as Exhibit B), filed as Exhibit 4.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

4.14 Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantors parties thereto and BNY Midwest Trust Company as Trustee, filed as Exhibit 4.12 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

4.15 Form of 8 5/8% Senior Subordinated Note Due 2012 (included in Exhibit 4.13), filed as Exhibit 4.13 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

4.16 Form of Exchange Note of Nebraska Book Company, Inc. 8 5/8% Senior Subordinated Note Due 2012, filed as Exhibit 4.15 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

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

10.9 Second Amendment, dated as of October 20, 2004, to the Amended and Restated Credit Agreement, dated as of March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Several Lenders parties thereto, JPMorgan Chase Bank as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Syndication Agent, and Fleet National Bank and Wells Fargo Bank N.A., as Co-Documentation Agents, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated and filed on October 26, 2004, is incorporated herein by reference.

10.10 Assumption Agreement, dated as of July 1, 2002 between Specialty Books, Inc. and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit
        10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10.11 Assumption Agreement, dated as of December 31, 2004, made by NBC Textbooks LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

10.12 Guarantee and Collateral Agreement, dated as of February 13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit 10.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.13 Amended and Restated Guarantee and Collateral Agreement, dated March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc. and Specialty Books, Inc. in favor of JPMorgan Chase Bank, as administrative agent, filed as Exhibit 10.11 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.14 Purchase Agreement dated February 10, 1998 by and between NBC Acquisition Corp. and Chase Securities Inc., filed as Exhibit 10.3 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.15 Purchase Agreement, dated as of March 4, 2004, by and among NBC Acquisition Corp. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.16 Purchase Agreement dated February 10, 1998 between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 10.4 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.17 Purchase Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.15 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.18 Merger Agreement, dated January 6, 1998, by and among NBC Merger Corp., NBC Acquisition Corp., and certain stockholders of NBC Acquisition Corp. named therein, filed as Exhibit 10.9 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.19 Stockholders Agreement, dated as of July 11, 2002, by and among NBC Acquisition Corp., HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., and the other stockholders party thereto, filed as Exhibit 4.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.20 Amended and Restated Stockholders Agreement, dated as of July 1, 2003, by and among NBC Acquisition Corp., HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., MSD Ventures, L.P., and the other stockholders party thereto, filed as Exhibit 4.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.21 Registration Rights Agreement, dated as of July 11, 2002, by and among HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., and NBC Acquisition Corp., filed as Exhibit 4.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.22 Amended and Restated Registration Rights Agreement, dated as of July 1, 2003, by and among HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., MSD Ventures, L.P., and NBC Acquisition Corp., filed as Exhibit 4.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

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

10.25 Exchange and Registration Rights Agreement dated as of February 13, 1998 by and between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 4.6 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.26 Registration Rights Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.24 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.27* Form of Memorandum of Understanding, dated as of February 13, 1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.5 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.28* Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

10.29* Addendum to the Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, dated March 29, 2002, filed as Exhibit 10.10 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

10.30* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Barry S. Major, filed as Exhibit 10.4 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.31* Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.32* Addendum to the Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.12 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

10.33* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Alan Siemek, filed as Exhibit 10.5 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.34* Memorandum of Understanding, dated as of November 1, 1999 by and between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of E-commerce, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

10.35* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Michael J. Kelly, filed as Exhibit
        10.6 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.36* Memorandum of Understanding, dated as of April 17, 2001 by and between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.37* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Robert Rupe, filed as Exhibit 10.7 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.38* Amendment to the Memorandums of Understanding by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe, Kenneth
        F. Jirovsky, William H. Allen, Thomas A. Hoff, Barry S. Major, Alan Siemek, Michael J. Kelly, and Robert Rupe, dated March 4, 2004, filed as
        Exhibit 10.36 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

10.39* NBC Acquisition Corp. 1995 Stock Incentive Plan adopted August 31, 1995, filed as Exhibit 10.6 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.40* NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

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

10.43* First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.44* NBC Acquisition Corp. 2003 Performance Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.45* NBC Acquisition Corp. 2003 Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.46* NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.43 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.47* NBC Acquisition Corp. Senior Management Bonus Plan adopted June 30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

10.48* Form of Deferred Compensation Agreement by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.49* Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

10.50* NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.51 Agreement for Purchase and Sale of Stock dated January 9, 1998 by and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.10.1 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.52 First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.10.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.53 Commercial Lease Agreement made and entered into March 8, 1989, by and among Robert J. Chaney, Mary Charlotte Chaney and Robert J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as Exhibit 10.11 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.54 Lease Agreement entered into as of September 1, 1986, by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as
        Exhibit 10.12 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.55   Lease Agreement entered into as of September 1, 1986, by and among John
        B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.56 Lease Agreement entered into as of September 1, 1986 by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as
        Exhibit 10.14 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.57 Lease Agreement made and entered into October 12, 1988 by and among Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit
        10.15 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.58 Industrial Real Estate Lease dated June 22, 1987 by and among Cyprus Land Company and Nebraska Book Company, Inc., filed as Exhibit 10.16 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

12.1 Statements regarding computation of ratios, filed as Exhibit 12.1 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

14.1 Code of Business Conduct and Ethics and Code of Ethics for Our Principal Executive Officer and Senior Financial Officers for NBC Acquisition Corp., filed as Exhibit 14.1 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

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