Form 10-Q
period 2005-06-30
NBC ACQUISITION CORP
filed 2005-08-12
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
                                       OR

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

               TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                      AS OF AUGUST 12,2005: 549,254 SHARES

                            TOTAL NUMBER OF PAGES: 27

                             EXHIBIT INDEX: PAGE 27

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------------------------------
                                                               June 30,       March 31,      June 30,
                                                                 2005           2005           2004
                                                             -------------   ------------   -----------
                                                                                            (as restated)
                                                                                            (see Note 8)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $  7,464,315   $ 31,224,343   $ 5,715,569
  Receivables                                                  31,927,826     30,953,133    29,046,169
  Inventories                                                 100,107,844     72,559,962    97,734,855
  Recoverable income taxes                                      5,051,300              -     4,250,650
  Deferred income taxes                                         5,601,182      5,536,182     6,969,015
  Prepaid expenses and other assets                             1,048,220        586,981       821,949
                                                             -------------   ------------  ------------
    Total current assets                                      151,200,687    140,860,601   144,538,207

PROPERTY AND EQUIPMENT, net of depreciation & amortization     37,822,254     37,512,387    34,618,882

GOODWILL                                                      285,267,888    284,898,526   273,519,049

IDENTIFIABLE INTANGIBLES, net of amortization                 150,569,143    152,650,661   156,229,368

DEBT ISSUE COSTS, net of amortization                          10,476,538     10,895,711    11,871,970

OTHER ASSETS                                                    1,829,972      2,348,256     1,895,247
                                                             -------------  ------------- -------------
                                                             $637,166,482   $629,166,142  $622,672,723
                                                             =============  ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $ 15,471,800   $ 15,724,221  $ 15,781,650
  Accrued employee compensation and benefits                    5,784,458      7,934,817     5,466,202
  Accrued interest                                              4,550,967        628,906     5,047,078
  Accrued incentives                                            9,314,896      7,761,296     9,178,586
  Accrued expenses                                              1,117,421      1,146,388     1,187,694
  Income taxes payable                                                  -        544,578             -
  Deferred revenue                                                968,438      1,042,660       845,288
  Current maturities of long-term debt                          1,833,014      1,832,144     1,829,664
  Current maturities of capital lease obligations                 256,048        237,955       193,264
  Revolving credit facility                                    14,100,000              -     8,500,000
                                                             -------------   ------------   -----------
    Total current liabilities                                  53,397,042     36,852,965    48,029,426

LONG-TERM DEBT, net of current maturities                     408,974,273    407,913,842   404,955,091

CAPITAL LEASE OBLIGATIONS, net of current maturities            2,458,726      2,529,253     2,714,774

OTHER LONG-TERM LIABILITIES                                     1,363,985      1,316,835       321,418

DEFERRED INCOME TAXES                                          56,091,462     56,744,462    59,459,732

COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY:
  Common stock, voting, authorized 5,000,000 shares
  of $.01 par value; 549,254 shares issued and
  outstanding at June 30, 2005, March 31, 2005,
  and June 30, 2004                                                 5,493          5,493         5,493

  Additional paid-in capital                                  110,963,897    110,963,897   110,963,897
  Notes receivable from stockholders                              (93,889)       (92,675)      (93,902)
  Retained earnings (accumulated deficit)                       4,005,493     12,932,070    (3,683,206)
                                                             -------------  ------------- -------------
    Total stockholders' equity                                114,880,994    123,808,785   107,192,282
                                                             -------------  ------------- -------------
                                                             $637,166,482   $629,166,142  $622,672,723
                                                             =============  ============= =============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
---------------------------------------------------------------------------

                                            Three Months     Three Months
                                            Ended June 30,   Ended June 30,
                                                2005             2004
                                            --------------   --------------
                                                             (as restated)
                                                             (see Note 8)

REVENUES, net of returns                     $ 52,928,206     $ 52,295,345

COSTS OF SALES (exclusive of
depreciation shown below)                      31,365,446       31,488,424
                                            --------------   --------------
  Gross profit                                 21,562,760       20,806,921

OPERATING EXPENSES:
  Selling, general and administrative          24,179,452       22,061,673
  Depreciation                                  1,182,157        1,120,056
  Amortization                                  2,140,650        2,006,396
                                            --------------   --------------
                                               27,502,259       25,188,125
                                            --------------   --------------
LOSS FROM OPERATIONS                           (5,939,499)      (4,381,204)
                                            --------------   --------------

OTHER EXPENSES (INCOME):
  Interest expense                              8,714,854        7,564,897
  Interest income                                 (28,183)               -
                                            --------------   --------------
                                                8,686,671        7,564,897
                                            --------------   --------------

LOSS BEFORE INCOME TAXES                      (14,626,170)     (11,946,101)

INCOME TAX BENEFIT                             (5,699,593)      (4,777,461)
                                            --------------   --------------
NET LOSS                                     $ (8,926,577)    $ (7,168,640)
                                            ==============   ==============

LOSS PER SHARE:
  Basic                                      $     (16.25)    $     (13.05)
                                            ==============   ==============
  Diluted                                    $     (16.25)    $     (13.05)
                                            ==============   ==============

WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                           549,254          549,254
                                            ==============   ==============
  Diluted                                         549,254          549,254
                                            ==============   ==============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------

                                            Common Stock                      Notes        Retained
                                         -------------------   Additional   Receivable     Earnings
                                          Shares                Paid-in       From       (Accumulated             Comprehensive
                                          Issued    Amount      Capital    Stockholders     Deficit)      Total       Income
                                         -------- ----------  ------------ ------------ --------------  ---------  ------------
 BALANCE, April 1, 2004                  549,254  $ 5,493    $110,963,897 $ (92,689)    $ 3,485,434   $114,362,135

   Interest accrued on stockholder note        -        -               -    (1,213)              -         (1,213) $         -

   Net loss (as restated) (see Note 8)         -        -               -         -      (7,168,640)    (7,168,640)  (7,168,640)

                                         -------  -------    ------------   --------     -----------  -------------  -----------
 BALANCE, June 30, 2004 (as restated)
 (see Note 8)                            549,254  $ 5,493    $110,963,897  $(93,902)    $(3,683,206)  $107,192,282  $(7,168,640)
                                         =======  =======    ============   ========     ===========  =============  ===========


BALANCE, April 1, 2005                   549,254  $ 5,493    $110,963,897  $(92,675)    $12,932,070   $123,808,785

  Interest accrued on stockholder note         -        -               -    (1,214)              -         (1,214) $         -

  Net loss                                     -        -               -         -      (8,926,577)    (8,926,577)  (8,926,577)
                                         -------  -------    ------------   --------   -------------  ------------- ------------
BALANCE, June 30, 2005                   549,254  $ 5,493    $110,963,897  $(93,889)    $ 4,005,493   $114,880,994  $(8,926,577)
                                         =======  =======    ============   ========   =============  ============  ============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------

                                                     Three Months Three Months
                                                        Ended         Ended
                                                      June 30,      June 30,
                                                        2005           2004
                                                      ----------    ----------
                                                                  (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:                             (see Note 8)
  Net loss                                         $ (8,926,577) $ (7,168,640)
  Adjustments to reconcile net loss to
    net cash flows from operating activities:
    Provision for losses on receivables                    (921)      (16,505)
    Depreciation                                      1,182,157     1,120,056
    Amortization                                      2,559,823     2,408,862
    Original issue debt discount amortization         1,519,017     1,364,764
    Deferred income taxes                              (718,000)   (1,814,000)
    Changes in operating assets and liabilities,
    net of effect of acquisitions/disposals:
      Receivables                                      (974,986)    1,383,013
      Inventories                                   (27,247,683)  (27,042,597)
      Recoverable income taxes                       (5,051,300)    1,100,830
      Prepaid expenses and other assets                (431,239)       51,218
      Other assets                                      516,152       332,686
      Accounts payable                                 (252,421)   (2,490,290)
      Accrued employee compensation and benefits     (2,150,359)   (3,652,528)
      Accrued interest                                3,922,061     2,481,293
      Accrued incentives                              1,553,600     2,196,282
      Accrued expenses                                  (28,967)      (17,871)
      Income taxes payable                             (544,578)            -
      Deferred revenue                                  (74,222)      (53,370)
      Other long-term liabilities                        47,150         4,131
                                                      ---------- ------------
        Net cash flows from operating activities    (35,101,293)  (29,812,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (1,490,337)   (2,198,589)
  Acquisitions, net of cash acquired                   (758,248)   (4,395,633)
  Decrease in restricted cash                                 -    27,065,000
                                                      ----------  ------------
      Net cash flows from investing activities       (2,248,585)   20,470,778

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of financing costs                                  -      (305,527)
  Principal payments on long-term debt                 (457,716)  (26,371,933)
  Principal payments on capital lease obligations       (52,434)      (41,264)
  Net increase in revolving credit facility          14,100,000     8,500,000
                                                    ------------ ------------
      Net cash flows from financing activities       13,589,850   (18,218,724)
                                                    ------------ ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS           (23,760,028)  (27,560,612)

CASH AND CASH EQUIVALENTS, Beginning of period       31,224,343    33,276,181
                                                    ------------ ------------

CASH AND CASH EQUIVALENTS, End of period            $ 7,464,315  $  5,715,569
                                                    ============ ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid (refunded) during the period for:
    Interest                                        $ 2,854,603  $  3,305,572
    Income taxes                                        614,285    (4,064,291)
  Noncash investing and financing activities:
    Property acquired through capital lease         $         -  $    643,718




See notes to consolidated financial statements.

NBC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION - The consolidated balance sheet of NBC Acquisition Corp. (the "Company") and its wholly-owned subsidiary, Nebraska Book Company, Inc. ("NBC"), at March 31, 2005 was derived from the Company's audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company's operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full year. Certain reclassifications have been made to prior period consolidated financial statements to conform with current year presentation. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended March 31, 2005 included in the Company's Annual Report on Form 10-K. References in this Quarterly Report on Form 10-Q to the terms "we," "our," "ours," and "us" refer collectively to the Company and its subsidiaries, including NBC, except where otherwise indicated. The Company does not conduct significant activities apart from its investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC.

    On March 4, 2004, Weston Presidio gained a controlling interest in the Company through (i) the formation of two new corporations, NBC Holdings Corp. and New NBC Acquisition Corp.; (ii) a $28.2 million equity investment by Weston Presidio in NBC Holdings Corp., funds for which were ultimately paid to the Company in the form of a capital contribution; (iii) Weston Presidio's purchase of 36,455 shares of the Company's common stock directly from its holders; (iv) the cancellation of 870,285 shares of the Company's common stock upon payment by the Company of merger consideration of $180.4 million to the shareholders of record for such shares; (v) the exchange of 397,711 shares of the Company's common stock for 512,799 shares of New NBC Acquisition Corp. capital stock in the merger of the two entities with the Company as the surviving entity; and (vi) the exchange of 512,799 shares of the Company's common stock by Weston Presidio and current and former members of NBC management for a like number of shares of NBC Holdings Corp. capital stock. Payment of the $180.4 million of merger consideration was funded through proceeds from the $28.2 million capital contribution, available cash, and proceeds from $405.0 million in new debt financing, of which $261.0 million was utilized to retire certain debt instruments outstanding at March 4, 2004 or to place funds in escrow for untendered debt instruments called for redemption on March 4, 2004 and redeemed on April 3, 2004.

    We generally refer to all of the above steps and transactions that comprise this entire transaction, collectively, as the "March 4, 2004 Transaction." The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to the Company and NBC as of the date of the transaction. The March 4, 2004 Transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No.141, BUSINESS COMBINATIONS. Accordingly, the Company was revalued at the time of the March 4, 2004 Transaction to fair value to the extent of the majority stockholder's (Weston Presidio's) 96.9% controlling interest in the Company. The remaining 3.1% is accounted for at the continuing stockholders' (current and former members of NBC management) carryover basis in the Company. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of Weston Presidio's 96.9% ownership of outstanding common stock. Fair value was determined in part using an independent third-party appraisal.

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

    In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

    The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                      Quarter Ended June 30,
                                                       2005            2004
                                                  -------------- ---------------
Net loss, as reported                              $ (8,926,577)   $ (7,168,640)

Add:  Stock-based employee compensation expense
included in reported net income, net of related
tax effects                                                   -               -

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               (9,283)              -
                                                 --------------- ---------------
Pro forma net loss                                 $ (8,935,860)   $ (7,168,640)
                                                 =============== ===============

Loss per share:
     Basic - as reported                           $     (16.25)   $     (13.05)
     Basic - pro forma                                   (16.27)         (13.05)
     Diluted - as reported                               (16.25)         (13.05)
     Diluted - pro forma                                 (16.27)         (13.05)


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

3. EARNINGS PER SHARE - Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. For purposes of calculating basic and diluted earnings per share, weighted-average common shares outstanding for the quarters ended June 30, 2005 and 2004 were as follows:

                                                        Quarter Ended June 30,
                                                          2005          2004
                                                       ----------   -----------
Basic Earnings Per Share:
  Weighted-average common shares outstanding             549,254       549,254

Diluted Earnings Per Share:
  Weighted-average common shares outstanding             549,254       549,254

  Incremental shares attributable to stock options        13,260        11,826

  Stock options outstanding                               62,389        49,778

    For purposes of calculating diluted earnings per share, weighted-average common shares outstanding for the quarters ended June 30, 2005 and 2004 exclude incremental shares, as to include such shares would have been antidilutive for the periods presented.

4.  INVENTORIES - Inventories are summarized as follows:


                                    June 30,         March 31,      June 30,
                                      2005             2005           2004
                                 ---------------  -------------- ---------------
Bookstore Division                $  57,284,334    $ 40,084,363    $ 51,305,702
Textbook Division                    39,595,787      30,113,141      43,127,140
Complementary Services Division       3,227,723       2,362,458       3,302,013
                                 ---------------  -------------- ---------------
                                  $ 100,107,844    $ 72,559,962    $ 97,734,855
                                 ===============  ============== ===============


5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the three months ended June 30, 2005 and 2004 and the year ended March 31, 2005. Goodwill assigned to corporate administration represents the goodwill arising out of the March 4, 2004 Transaction, as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

    For the three months ended June 30, 2005, three bookstore locations were acquired in three separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $0.8 million, of which $0.1 million was assigned to covenants not to compete with amortization periods of three years; and $0.4 million was assigned to tax deductible goodwill.

                                     Bookstore      Corporate
                                     Division     Administration      Total
                                   -------------  --------------- --------------

Balance, April 1, 2004              $ 1,532,260   $ 269,061,875   $ 270,594,135

Additions to goodwill:
  Bookstore acquisitions              2,929,832               -       2,929,832
  Purchase accounting adjustment -
  March 4, 2004 Transaction                   -          (4,918)         (4,918)
                                   ------------- --------------- ---------------
Balance, June 30, 2004              $ 4,462,092   $ 269,056,957   $ 273,519,049
                                   ============= =============== ===============

Balance, April 1, 2004              $ 1,532,260   $ 269,061,875   $ 270,594,135

Additions to goodwill:
  Bookstore acquisitions             14,304,391               -      14,304,391
                                   ------------- --------------- ---------------
Balance, March 31, 2005              15,836,651     269,061,875     284,898,526

Additions to goodwill:
  Bookstore acquisitions                369,362               -         369,362

                                   ------------- --------------- ---------------
Balance, June 30, 2005             $ 16,206,013   $ 269,061,875   $ 285,267,888
                                   ============= =============== ===============
    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of June 30, 2005, March 31, 2005, and June 30, 2004:


                                                June 30, 2005
                              --------------------------------------------------
                                 Gross                               Net
                                Carrying        Accumulated       Carrying
                                 Amount        Amortization        Amount
                              ---------------- ---------------- ----------------
 Customer relationships         $ 114,830,000     $ (7,654,960)   $ 107,175,040
 Developed technology              11,473,750       (2,549,422)       8,924,328
 Covenants not to compete           3,906,000         (756,225)       3,149,775
                              ---------------- ---------------- ----------------
                                $ 130,209,750    $ (10,960,607)   $ 119,249,143
                              ================ ================ ================

                                               March 31, 2005
                              --------------------------------------------------
                                 Gross                               Net
                                Carrying        Accumulated       Carrying
                                 Amount        Amortization        Amount
                              ---------------- ---------------- ----------------
 Customer relationships         $ 114,830,000     $ (6,219,580)   $ 108,610,420
 Developed technology              11,473,750       (2,071,333)       9,402,417
 Covenants not to compete           4,084,333         (766,509)       3,317,824
                              ---------------- ---------------- ----------------
                                $ 130,388,083     $ (9,057,422)   $ 121,330,661
                              ================ ================ ================

                                                 June 30, 2004
                              --------------------------------------------------
                                 Gross                               Net
                                Carrying        Accumulated       Carrying
                                 Amount        Amortization        Amount
                              ---------------- ---------------- ----------------
 Customer relationships         $ 114,830,000     $ (1,913,440)   $ 112,916,560
 Developed technology              11,473,750         (637,066)      10,836,684
 Covenants not to compete           1,417,333         (261,209)       1,156,124
                              ---------------- ---------------- ----------------
                                $ 127,721,083     $ (2,811,715)   $ 124,909,368
                              ================ ================ ================

    Information regarding aggregate amortization expense for the three months ended June 30, 2005 and 2004 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                           Amortization
                                                             Expense
                                                         ---------------

          Three months ended June 30, 2005                   $2,138,518
          Three months ended June 30, 2004                    2,004,264

          Estimated amortization expense for
          the fiscal years ending March 31:
              2006                                           $8,541,118
              2007                                            8,528,094
              2008                                            8,240,195
              2009                                            8,215,529
              2010                                            7,847,405


    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

6. LONG-TERM DEBT - Indebtedness at June 30, 2005 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to NBC through a syndicate of lenders, consisting of an $180.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes") issued by NBC; $77.0 million of 11.0% senior discount notes (the "Senior Discount Notes") issued at a discount of $27.0 million, and capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility, outstanding indebtedness under which was $14.1 million at June 30, 2005, is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at June 30, 2005 was $50.0 million.

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

    The Senior Credit Facility stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently amended on August 1, 2005 and most recently restated on March 4, 2004, shall be applied towards prepayment of the Term Loan. There was no excess cash flow payment obligation for fiscal 2005.

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

    Effective August 1, 2005, the Credit Agreement was amended to provide for, among other things, a twelve month deferral of a scheduled increase in the minimum consolidated interest coverage ratio covenant and a change in the definition of consolidated EBITDA to exclude up to $4,000,000 in charges to be incurred under the Company's new senior executive restricted stock plan, which is expected to be instituted prior to September 30, 2005.

7. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore Division segment encompasses the operating activities of the Company's 129 college bookstores as of June 30, 2005 located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

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

    The following table provides selected information about profit or loss on a segment basis for the quarters ended June 30, 2005 and 2004, respectively:

                                                                       Complementary
                                           Bookstore       Textbook      Services
                                            Division       Division      Division        Total
                                         --------------  ------------  -------------  ------------
Quarter ended June 30, 2005:
  External customer revenues               $ 26,645,848   $20,792,260   $ 5,490,098   $ 52,928,206
  Intersegment revenues                         349,796     5,848,500     1,024,119      7,222,415
  Depreciation and amortization expense       1,032,866     1,507,031       655,702      3,195,599
  Earnings (loss) before interest, taxes,
    depreciation and amortization (EBITDA)   (3,428,804)    4,787,270       134,259      1,492,725

Quarter ended June 30, 2004:
  External customer revenues               $ 23,922,776   $19,087,613   $ 9,284,956   $ 52,295,345
  Intersegment revenues                         212,490     6,468,364       653,426      7,334,280
  Depreciation and amortization expense         883,306     1,431,349       690,169      3,004,824
  Earnings (loss) before interest, taxes,
    depreciation and amortization (EBITDA)   (2,521,296)    4,689,497       769,685      2,937,886

    The following table reconciles segment information presented above with consolidated information as presented in the Company's consolidated financial statements for the quarters ended June 30, 2005 and 2004, respectively:

                                                 Quarter Ended June 30,
                                                  2005            2004
                                             --------------  ---------------
Revenues:
  Total for reportable segments              $  60,150,621    $  59,629,625
  Elimination of intersegment revenues          (7,222,415)      (7,334,280)
                                             --------------  ---------------
    Consolidated total                       $  52,928,206    $  52,295,345
                                             ==============  ===============

Depreciation and Amortization Expense:
  Total for reportable segments              $   3,195,599    $   3,004,824
  Corporate administration                         127,208          121,628
                                             --------------  ---------------
    Consolidated total                       $   3,322,807    $   3,126,452
                                             ==============  ===============

Loss Before Income Taxes:
  Total EBITDA for reportable segments       $   1,492,725    $   2,937,886
  Corporate administrative costs                (4,109,417)      (4,192,638)
                                             --------------  ---------------
                                                (2,616,692)      (1,254,752)
  Depreciation and amortization                 (3,322,807)      (3,126,452)
                                             --------------  ---------------
    Consolidated loss from operations           (5,939,499)      (4,381,204)
  Interest and other expenses, net              (8,686,671)      (7,564,897)
                                             --------------  ---------------
    Consolidated loss before income taxes    $ (14,626,170)   $ (11,946,101)
                                             ==============  ===============

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash
    Flows:

                                                   Quarter ended June 30,
                                                   2005            2004
                                              ---------------   ---------------

EBITDA                                         $  (2,616,692)    $  (1,254,752)

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Interest income                                     28,183                 -
  Provision for losses on accounts receivable           (921)          (16,505)
  Cash paid for interest                          (2,854,603)       (3,305,572)
  Cash (paid) refunded for income taxes             (614,285)        4,064,291
  Other                                                    -           (10,802)
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)    (29,042,975)      (29,289,326)
                                              ---------------   ---------------
Net Cash Flows from Operating Activities       $ (35,101,293)    $ (29,812,666)
                                              ===============   ===============
Net Cash Flows from Investing Activities       $  (2,248,585)      $20,470,778
                                              ===============   ===============
Net Cash Flows from Financing Activities       $  13,589,850     $ (18,218,724)
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

8. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - As described in Note S in the Company's Annual Report on Form 10-K for the year ended March 31, 2005, the Company restated its prior financial statements to correct certain lease accounting errors. Specifically, the Company reviewed its leasehold improvements to ensure amortization is recorded over the initial non-cancelable lease term, unless renewal is considered reasonably assured at the inception of the lease. This lease accounting correction also affected the purchase price allocation for the March 4, 2004 Transaction and additional goodwill was recorded.

    The Company also restated its consolidated statement of cash flows to reclassify the activity related to the restricted cash held in escrow at March 31, 2004 to fund the April 3, 2004 redemption of untendered principal balances and related accrued interest and call premiums from financing activities to investing activities.

    The impact of these restatements on the quarter ended June 30, 2004 and line items impacted by these restatements are provided below.


                                                      Consolidated Balance Sheet
                                            ----------------------------------------------
                                            As Previously
                                               Reported       Adjustments     As Restated
                                            --------------- --------------- --------------
June 30, 2004
    Property and equipment,                  $ 38,095,507     $(3,476,625)   $ 34,618,882
       net of depreciation and amortization
    Goodwill                                  271,571,845       1,947,204     273,519,049
    Deferred income taxes - liability          60,779,507      (1,319,775)     59,459,732
    Accumulated deficit                        (3,473,560)       (209,646)     (3,683,206)



                                                      Consolidated Statement of Operations
                                              ----------------------------------------------------
                                              As Previously
                                                Reported         Adjustments         As Restated
                                              ---------------  ----------------   ----------------
Three Months Ended June 30, 2004
    Depreciation expense                         $ 1,049,056      $     71,000       $  1,120,056
    Income tax benefit                            (4,750,461)          (27,000)        (4,777,461)
    Net loss                                      (7,124,640)          (44,000)        (7,168,640)
    Loss per share - basic                            (12.97)            (0.08)            (13.05)
    Loss per share - diluted                          (12.97)            (0.08)            (13.05)

                                                      Consolidated Statement of Cash Flows
                                              ----------------------------------------------------
                                              As Previously
                                                Reported         Adjustments        As Restated
                                              ---------------  ----------------  -----------------
Three Months Ended June 30, 2004
    Net cash flows from investing activities     $(6,594,222)     $ 27,065,000       $ 20,470,778
    Net cash flows from financing activities       8,846,276       (27,065,000)       (18,218,724)

9. ACCOUNTING PRONOUNCEMENTS - In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, INVENTORY PRICING to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement becomes effective for the Company in fiscal 2007 and is not expected to have a significant impact on the Company's consolidated financial statements.

    In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS--AN AMENDMENT OF APB OPINION NO. 29. This statement amends APB Opinion No. 29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary exchanges which occur beginning in fiscal 2007. The adoption of this statement is not expected to have a significant impact on the Company's consolidated financial statements.

10. SUBSEQUENT EVENTS - Subsequent to June 30, 2005, NBC opened a store serving Seminole Community College and entered into two separate agreements to acquire single bookstore locations serving the University of Delaware and Auburn University. In addition, on July 15, 2005, NBC entered into an interest rate swap agreement to convert certain variable rate debt into fixed rate debt. The notional amount under the interest rate swap agreement is $175 million and will decrease over approximately three years to $130 million.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The accompanying Management's Discussion and Analysis gives effect to the restatement of our consolidated financial statements for the quarter ended June 30, 2004 to correct our accounting treatment for leases and depreciation of related leasehold improvements and to reclassify the activity related to restricted cash from financing cash flows to investing cash flows, as described in Note 8, Restatement of Consolidated Financial Statements, to the Consolidated Financial Statements.

                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. We completed the acquisition, initiated the contract-management, or established the start-up of five bookstore locations in the first three months of fiscal 2006 in the following locations: Waco, Texas; Dayton, Ohio; Erie, Pennsylvania; Grand Forks, North Dakota; and Port Huron, Michigan. Subsequent to June 30, 2005, we also opened a store serving Seminole Community College in Lake Mary, Florida and entered into two separate agreements to acquire single bookstore locations serving the University of Delaware and Auburn University. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the quarter ended June 30, 2005 increased $0.6 million, or 1.2% from the quarter ended June 30, 2004. Although revenues were up slightly in the Textbook and Bookstore Divisions for this seasonally-low revenue quarter, such increases were offset by revenue declines in the Complementary Services Division attributable to the loss of the distance education program's largest customer. Please see our Form 10-K for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005, for more information on the loss of the distance education program's largest customer.

    EBITDA RESULTS. Consolidated EBITDA for the quarter ended June 30, 2005 decreased $1.4 million from the quarter ended June 30, 2004. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in Management's Discussion & Analysis. The EBITDA decline is primarily attributable to growth in the Bookstore Division, resulting in increased expenses for this division in this seasonally-low revenue quarter and to lower EBITDA in the Complementary Services Division due primarily to lower revenues in the distance education program.

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

     QUARTER ENDED JUNE 30, 2005 COMPARED WITH QUARTER ENDED JUNE 30, 2004.

    REVENUES. Revenues for the quarters ended June 30, 2005 and 2004 and the corresponding change in revenues were as follows:

                                       2005           2004           Amount     Percentage
                                  --------------  -------------- -------------  ----------
Bookstore Division                 $ 26,995,644    $ 24,135,266   $ 2,860,378     11.9 %
Textbook Division                    26,640,760      25,555,977     1,084,783      4.2 %
Complementary Services Division       6,514,217       9,938,382    (3,424,165)   (34.5)%
Intercompany eliminations            (7,222,415)     (7,334,280)      111,865     (1.5)%
                                  --------------  -------------- -------------  ---------
                                   $ 52,928,206    $ 52,295,345     $ 632,861      1.2 %
                                  ==============  ============== =============  =========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 16 bookstores through acquisition or start-up since April 1, 2004. The new bookstores provided an additional $2.6 million of revenue in the quarter ended June 30, 2005. Same-store sales also increased by $0.3 million, or 1.1%, in the quarter ended June 30, 2005 due to an increase in the clothing and insignia wear sales. The Company defines same-store sales for the quarter ended June 30, 2005 as sales from any store, even if expanded or relocated, that has a full three months of sales in the quarters ended June 30, 2005 and 2004. In the quarter ended June 30, 2005, Textbook Division revenues were up 4.2% compared to the quarter ended June 30, 2004 due to a 1.4% increase in units sold and a 3.8% price increase, which were partially offset by an increase in sales returns. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials, as more fully described in our Form 10-K for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005.

    GROSS PROFIT. Gross profit for the quarter ended June 30, 2005 increased $0.8 million, or 3.6%, to $21.6 million from $20.8 million for the quarter ended June 30, 2004. The increase in gross profit was partly attributable to the increase in revenues from the Company's higher margin divisions, offset by a decline in the distance education program for the period. Gross margin percentage improved to 40.7% for the quarter ended June 30, 2005 from 39.8% for the quarter ended June 30, 2004. The increase in gross margin percentage was primarily attributable to an increase in the gross margin percentage in the Bookstore Division combined with the decline in lower-margin distance education program revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended June 30, 2005 increased $2.1 million, or 9.6%, to $24.2 million from $22.1 million for the quarter ended June 30, 2004. Selling, general and administrative expenses as a percentage of revenues were 45.7% and 42.2% for the quarters ended June 30, 2005 and 2004, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth which prompted an increase of $0.6 million in personnel costs, $0.6 million in advertising expense, and $0.5 million in rent.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended June 30, 2005 and 2004 and the corresponding change in EBITDA were as follows:


                                       2005           2004          Amount     Percentage
                                  -------------  -------------   ------------  ---------
Bookstore Division                 $(3,428,804)   $(2,521,296)   $  (907,508)     (36.0)%
Textbook Division                    4,787,270      4,689,497         97,773        2.1 %
Complementary Services Division        134,259        769,685       (635,426)     (82.6)%
Corporate administration            (4,109,417)    (4,192,638)        83,221        2.0 %
                                  -------------  -------------   ------------  ---------
                                   $(2,616,692)   $(1,254,752)   $(1,361,940)    (108.5)%
                                  =============  =============   ============  =========

    The decrease in Bookstore Division EBITDA was primarily due to increased expenses resulting from growth in the number of college bookstores owned by us, combined with the fact that the first quarter is a seasonally-low revenue quarter for the Bookstore Division. The small change in EBITDA in the Textbook Division was primarily due to the impact of increased revenues being offset by a slight decline in gross margin percentage. The decrease in EBITDA in the Complementary Services Division was primarily due to a decrease in the distance education program revenues as previously discussed, in part offset by a smaller decrease in selling, general, and administrative expenses.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                    Quarter ended June 30,
                                                   2005             2004
                                               ---------------  ---------------

EBITDA                                          $  (2,616,692)   $  (1,254,752)

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Interest income                                      28,183                -
  Provision for losses on accounts receivable            (921)         (16,505)
  Cash paid for interest                           (2,854,603)      (3,305,572)
  Cash (paid) refunded for income taxes              (614,285)       4,064,291
  Other                                                     -          (10,802)
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)     (29,042,975)     (29,289,326)
                                               ---------------  ---------------
Net Cash Flows from Operating Activities        $ (35,101,293)   $ (29,812,666)
                                               ===============  ===============
Net Cash Flows from Investing Activities        $  (2,248,585)   $  20,470,778
                                               ===============  ===============
Net Cash Flows from Financing Activities        $  13,589,850    $ (18,218,724)
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

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended June 30, 2005 increased $1.1 million, or 14.8%, to $8.7 million from $7.6 million for the quarter ended June 30, 2004, primarily due to higher interest rates on the Term Loan.

    INCOME TAXES. Income tax benefit for the quarter ended June 30, 2005 increased $0.9 million, or 19.3%, to $5.7 million from $4.8 million for the quarter ended June 30, 2004. Our effective tax rate for the quarters ended June 30, 2005 and 2004 was 39.0% and 40.0%, respectively. The decrease in the effective tax rate is primarily attributable to a decrease in state income tax rates due to the separate incorporation of NBC Textbooks LLC which was effective January 1, 2005. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

    GOODWILL AND INTANGIBLE ASSETS. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including Statements of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED; No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS; and No. 144, IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Our evaluation of impairment is based on a combination of our projection of estimated future cash flows and other valuation methodologies. We are required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. We are also required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets. The March 4, 2004 Transaction resulted in the application of purchase accounting to our balance sheet as of the transaction date. The fair values of our assets and liabilities were determined in part from a valuation by an independent appraiser. In certain circumstances, company management performed valuations where appropriate. The goodwill in the transaction was determined by calculating the difference between the purchase price and the fair value of net assets acquired.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At June 30, 2005, our total indebtedness was $427.6 million, consisting of a $177.8 million Term Loan, $175.0 million of Senior Subordinated Notes, $57.6 million of Senior Discount Notes, $14.1 million of outstanding indebtedness under the Revolving Credit Facility, and $3.1 million of other indebtedness, including capital lease obligations.

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and the Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility's Term Loan, NBC is scheduled to make principal payments totaling $1.8 million in each of fiscals 2006-2010 and $169.2 million in fiscal 2011. These scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards Term Loan principal balances. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by NBC. As noted in Note 10, Subsequent Events, to the Consolidated Financial Statements, NBC has entered into an interest rate swap agreement effective July 15, 2005 to convert certain variable rate debt into fixed rate debt. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments commencing September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.

INVESTING CASH FLOWS

    Our capital expenditures were $1.5 million and $2.2 million for the three months ended June 30, 2005 and 2004, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2006 is $10.5 million.

    Business acquisition expenditures were $0.8 million and $4.4 million for the three months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005, single bookstore locations were acquired serving Gannon University, McLennan Community College, and St. Clair County Community College and single bookstore location start-ups serving the University of North Dakota and Sinclair Community College were established. For the three months ended June 30, 2004, single bookstore locations were acquired serving Eastern Michigan University and Alma College; and two bookstore locations were acquired serving the University of North Florida and Florida Community College at Jacksonville. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the three months ended June 30, 2005 and 2004, no bookstore locations were closed.

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

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used for operating activities for the three months ended June 30, 2005 were $35.1 million, up $5.3 million from $29.8 million for the three months ended June 30, 2004. The increase in net cash flows used for operating activities is due primarily to receipt of a $4.5 million refund of fiscal 2004 estimated tax payments during the three months ended June 30, 2004. This refund was primarily related to expenses incurred in connection with the March 4, 2004 Transaction.

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

    In accordance with such covenant restrictions, NBC declared and paid $0.1 million in dividends to the Company during the three months ended June 30, 2004 for costs associated with the March 4, 2004 Transaction.

SOURCES OF AND NEEDS FOR CAPITAL

    As of June 30, 2005, NBC could borrow up to $50.0 million under the Revolving Credit Facility, outstanding indebtedness under which was $14.1 million. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

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

ACCOUNTING PRONOUNCEMENTS

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

    In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS--AN AMENDMENT OF APB OPINION NO. 29. This statement amends APB Opinion No.29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary exchanges which occur beginning in fiscal 2007. The adoption of this statement is not expected to have a significant impact on the Company's consolidated financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media and alternative sources of textbooks for students; increased competition for the purchase and sale of used textbooks from student to student transactions; ability to successfully acquire bookstores or to integrate future acquisitions; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or inability to raise or unavailability of additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in this Quarterly Report on Form 10-Q, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

    WE ARE DEPENDENT ON KEY PERSONNEL, THE LOSS OF WHOM COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL PERFORMANCE. Our future success depends to a significant extent on the efforts and abilities of our management team. Our management team has over 120 years of cumulative experience in the college bookstore industry. The loss of the services of these individuals could have a material adverse effect on our business, financial condition and results of operations.

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

    OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD LIMIT CASH FLOW AVAILABLE FOR OUR OPERATIONS AND COULD ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR DEBT OR OBTAIN ADDITIONAL FINANCING. We have $427.6 million of outstanding indebtedness at June 30, 2005. The degree to which we are leveraged could have important consequences, including the following:

o our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes may be impaired;

o a substantial portion of our cash flow from operations must be dedicated to the payment of interest on outstanding indebtedness, thereby reducing the funds available to us for other purposes, such as capital expenditures and acquisitions;

o all of the indebtedness outstanding under the Senior Credit Facility is secured by substantially all of our assets, and will mature prior to the Senior Subordinated Notes and the Senior Discount Notes;

o we believe we are substantially more leveraged than certain of our competitors, which might place us at a competitive disadvantage;

o we may be hindered in our ability to adjust rapidly to changing market conditions;

o we may be more vulnerable in the event of a downturn in general economic conditions or in our industry or business; and

o our indebtedness may make it more difficult for us to satisfy our financial obligations.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $427.6 million in total indebtedness outstanding at June 30, 2005, approximately $182.8 million (including $5.0 million under the Revolving Credit Facility) is subject to fluctuations in the Eurodollar interest rate and $9.1 million is subject to fluctuations in the Prime rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and, at times, by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. As described in Note 10, Subsequent Events, to the Consolidated Financial Statements, NBC has entered into an interest rate swap agreement effective July 15, 2005. The notional amount under the interest rate swap agreement is $175 million and will decrease over approximately three years to $130 million.

    Certain quantitative market risk disclosures have changed since March 31, 2005 as a result of market fluctuations, movement in interest rates, and principal payments. The following table presents summarized market risk information as of June 30, 2005 and March 31, 2005, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                               June 30,     March 31,
                                                                 2005          2005
                                                            -------------- -------------
Fair Values:
  Fixed rate debt                                            $222,854,027  $227,672,616
  Variable rate debt (excluding Revolving Credit Facility)    177,750,000   178,200,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                   9.40%         9.39%
  Variable rate debt (excluding Revolving Credit Facility)          6.64%         7.21%



                        ITEM 4. CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.

    In connection with the preparation of our Annual Report on Form 10-K as of March 31, 2005, our management assessed the effectiveness of our internal control over financial reporting. In performing this assessment, management, in consultation with the audit committee, determined that our Consolidated Statement of Cash Flows for the period ended March 31, 2004 should be restated to reclassify $27,065,000 from "net cash flows from financing activities" to "net cash flows from investing activities," and accordingly, we restated our Consolidated Statement of Cash Flows for the period ended March 31, 2004. This restatement was the result of a material weakness in internal control over financial reporting as the control over the proper classification in the Consolidated Statement of Cash Flows of the cash transferred to restricted cash did not operate effectively. During the quarter ended June 30, 2005 and prior to filing our Annual Report on Form 10-K for fiscal 2005, we corrected the classification in the Consolidated Statement of Cash Flows for the period ended March 31, 2004 and instituted procedures which enhanced our process for classifying items in our Consolidated Statement of Cash Flows. We believe these actions remediate our material weakness.

    CHANGES IN INTERNAL CONTROLS. Other than the changes to our process for classifying items in our Consolidated Statement of Cash Flows noted above, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                                ITEM 6. EXHIBITS

        Exhibits


        10.1 Third Amendment, dated as of August 1, 2005, to the Amended and Restated Credit Agreement, dated as of March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Several Lenders parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Syndication Agent, and Bank of America, N.A. and Wells Fargo Bank N.A., as Co-Documentation Agents.

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



                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2005.


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

                                  EXHIBIT INDEX


        10.1 Third Amendment, dated as of August 1, 2005, to the Amended and Restated Credit Agreement, dated as of March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Several Lenders parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Syndication Agent, and Bank of America, N.A. and Wells Fargo Bank N.A., as Co-Documentation Agents.

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