Form 10-Q
period 2005-09-30
NBC ACQUISITION CORP
filed 2005-11-14
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                                       OR

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] NO [X]



               TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                    AS OF NOVEMBER 14, 2005: 549,894 SHARES

                            TOTAL NUMBER OF PAGES: 31

                             EXHIBIT INDEX: PAGE 31

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
------------------------------------------------------------------------------------------------
                                                      September 30,  March 31,     September 30,
                                                          2005         2005           2004
                                                      ------------  -------------  -------------
                                                                                  (as restated)
                                                                                   (see Note 9)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 74,667,826   $ 31,224,343  $ 73,628,174
  Receivables                                          42,559,196     30,953,133    40,322,590
  Inventories                                          75,087,146     72,559,962    73,898,257
  Deferred income taxes                                 7,196,782      5,536,182     6,752,015
  Prepaid expenses and other assets                       754,696        586,981       741,150
                                                     -------------  ------------- ------------
    Total current assets                              200,265,646    140,860,601   195,342,186

PROPERTY AND EQUIPMENT, net of
depreciation & amortization                            38,369,693     37,512,387    36,522,874

GOODWILL                                              288,369,937    284,898,526   273,579,748

IDENTIFIABLE INTANGIBLES, net of amortization         148,931,750    152,650,661   154,214,892

DEBT ISSUE COSTS, net of amortization                  10,297,271     10,895,711    11,488,305

OTHER ASSETS                                            2,750,179      2,348,256     2,149,190
                                                     -------------  ------------- -------------
                                                     $688,984,476   $629,166,142  $673,297,195
                                                     =============  ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $ 59,321,912   $ 15,724,221  $ 54,498,486
  Accrued employee compensation and benefits            7,095,022      7,934,817     6,921,357
  Accrued interest                                        708,403        628,906       667,800
  Accrued incentives                                    8,031,593      7,761,296     8,196,334
  Accrued expenses                                        347,020      1,146,388     1,230,458
  Income taxes payable                                  7,839,512        544,578     7,491,452
  Deferred revenue                                      2,112,384      1,042,660     1,474,583
  Current maturities of long-term debt                  1,833,910      1,832,144     1,830,469
  Current maturities of capital lease obligations         253,837        237,955       206,307
                                                     -------------  ------------- -------------
    Total current liabilities                          87,543,593     36,852,965    82,517,246

LONG-TERM DEBT, net of current maturities             410,069,310    407,913,842   405,893,233

CAPITAL LEASE OBLIGATIONS, net of current maturities    2,383,375      2,529,253     2,656,684

OTHER LONG-TERM LIABILITIES                             1,348,247      1,316,835       325,955

DEFERRED INCOME TAXES                                  55,422,662     56,744,462    58,507,732

COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY:
  Common stock, voting, authorized 5,000,000
  shares of $.01 par value; 549,894 shares,
  and 549,254 shares issued and outstanding at
  September 30, 2005, March 31, 2005,
  and September 30, 2004, respectively                      5,499          5,493         5,493
  Additional paid-in capital                          111,028,177    110,963,897   110,963,897
  Notes receivable from stockholders                      (95,116)       (92,675)      (95,129)
  Retained earnings                                    21,278,729     12,932,070    12,522,084
                                                     -------------  ------------- -------------
    Total stockholders' equity                        132,217,289    123,808,785   123,396,345
                                                     -------------  ------------- -------------
                                                     $688,984,476   $629,166,142  $673,297,195
                                                     =============  ============= =============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
---------------------------------------------------------------------------------------------------

                                           Quarter        Quarter       Six Months     Six Months
                                             Ended         Ended           Ended          Ended
                                         September 30,  September 30,  September 30,  September 30,
                                             2005           2004           2005           2004
                                         -------------  -------------  -------------  -------------
                                                        (as restated)                 (as restated)
                                                        (see Note 9)                  (see Note 9)

REVENUES, net of returns                 $185,203,022   $174,229,606   $238,131,228   $226,524,951

COSTS OF SALES (exclusive of
  depreciation shown below)               116,141,578    109,131,893    147,507,024    140,620,317
                                         -------------  -------------  -------------  -------------
Gross profit                               69,061,444     65,097,713     90,624,204     85,904,634

OPERATING EXPENSES:
  Selling, general and administrative      29,421,285     26,996,034     53,600,737     49,057,707
  Depreciation                              1,204,328      1,170,348      2,386,485      2,290,404
  Amortization                              2,166,999      2,016,608      4,307,649      4,023,004
                                         -------------  -------------  -------------  -------------
                                           32,792,612     30,182,990     60,294,871     55,371,115
                                         -------------  -------------  -------------  -------------
INCOME FROM OPERATIONS                     36,268,832     34,914,723     30,329,333     30,533,519
                                         -------------  -------------  -------------  -------------

OTHER EXPENSES (INCOME):
  Interest expense                          8,872,374      7,732,958     17,587,228     15,297,855
  Interest income                            (295,605)      (133,496)      (323,788)      (133,496)
  Gain on derivative financial
   instruments                               (730,766)             -       (730,766)             -
                                         -------------  -------------  -------------  -------------
                                            7,846,003      7,599,462     16,532,674     15,164,359
                                         -------------  -------------  -------------  -------------

INCOME BEFORE INCOME TAXES                 28,422,829     27,315,261     13,796,659     15,369,160

INCOME TAX EXPENSE                         11,149,593     11,109,971      5,450,000      6,332,510
                                         -------------  -------------  -------------  -------------
NET INCOME                               $ 17,273,236   $ 16,205,290   $  8,346,659   $  9,036,650
                                         =============  =============  =============  =============

EARNINGS PER SHARE:
  Basic                                  $      31.43   $      29.50   $      15.19   $      16.45
                                         =============  =============  =============  =============
  Diluted                                $      30.74   $      28.90   $      14.85   $      16.11
                                         =============  =============  =============  =============

WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                       549,525        549,254        549,390        549,254
                                         =============  =============  =============  =============
  Diluted                                     561,931        560,800        562,223        560,940
                                         =============  =============  =============  =============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------


                                    Common Stock                     Notes
                               --------------------   Additional   Receivable
                                 Shares                Paid-in        From     Retained                 Comprehensive
                                 Issued    Amount      Capital     Stockholder Earnings       Total        Income
                               ---------- ---------  -----------  ----------- ----------   ------------   ---------
 BALANCE, April 1, 2004          549,254   $ 5,493  $110,963,897  $ (92,689) $ 3,485,434  $ 114,362,135

   Interest accrued on
   stockholder note                    -         -             -     (2,440)           -         (2,440)  $         -

   Net income (as restated)
   (see Note 9)                        -         -             -          -    9,036,650      9,036,650     9,036,650
                               ---------- --------- ------------  ---------  -----------  -------------  ------------
 BALANCE, September 30, 2004
 (as restated) (see Note 9)      549,254   $ 5,493  $110,963,897  $ (95,129) $12,522,084  $ 123,396,345   $ 9,036,650
                               ========== ========= ============  =========  ===========  =============  ============

BALANCE, April 1, 2005           549,254   $ 5,493  $110,963,897  $ (92,675) $12,932,070  $ 123,808,785

  Interest accrued on
  stockholder note                     -        -              -     (2,441)           -         (2,441)  $         -

  Net income                           -        -              -          -    8,346,659      8,346,659     8,346,659

  Issuance of 640 shares
  of common stock                    640         6        44,280          -            -         44,286             -

  Tax benefit arising from
  exercise of 640 stock options        -         -        20,000          -            -         20,000             -
                               ---------- --------- ------------  ---------  ------------  ------------   -----------
BALANCE, September 30, 2005      549,894   $ 5,499  $111,028,177  $ (95,116) $21,278,729  $ 132,217,289   $ 8,346,659
                               ========== ========= ============  =========  ============  ============   ===========

See notes to consolidated financial statements.

NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                  Six Months        Six Months
                                                     Ended            Ended
                                                  September 30,    September 30,
                                                     2005             2004
                                                ---------------  ---------------
                                                                  (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:                              (see Note 9)
  Net income                                      $  8,346,659     $ 9,036,650
  Adjustments to reconcile net income
  to net cash flows from operating activities:
    Provision for losses on receivables                 24,514          14,674
    Depreciation                                     2,386,485       2,290,404
    Amortization                                     5,154,902       4,832,497
    Original issue debt discount amortization        3,072,876       2,760,832
    Gain on derivative financial instruments          (730,766)              -
    Loss on disposal of assets                           2,390          15,546
    Deferred income taxes                           (2,978,000)     (2,549,000)
    Changes in operating assets and liabilities,
    net of effect of acquisitions/disposals:
      Receivables                                  (11,583,397)     (9,925,814)
      Inventories                                     (768,423)     (3,040,178)
      Recoverable income taxes                               -       5,351,480
      Prepaid expenses and other assets               (137,715)        132,017
      Other assets                                     363,105          76,611
      Accounts payable                              42,906,675      36,226,546
      Accrued employee compensation and benefits    (1,016,168)     (2,197,373)
      Accrued interest                                  79,497      (1,897,985)
      Accrued incentives                               270,297       1,214,030
      Accrued expenses                                (806,302)         24,893
      Income taxes payable                           7,301,351       7,491,452
      Deferred revenue                               1,069,724         575,925
      Other long-term liabilities                       31,412           8,668
                                                   -----------     -----------

        Net cash flows from operating activities    52,989,116      50,441,875

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment               (3,140,336)     (5,252,130)
  Acquisitions, net of cash acquired                (5,183,756)     (4,667,916)
  Decrease in restricted cash                                -      27,065,000
  Proceeds from sale of property and
  equipment and other                                   28,624           9,418
                                                   -----------     -----------

        Net cash flows from investing activities    (8,295,468)     17,154,372

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                44,286               -
  Payment of financing costs                          (248,813)       (328,889)
  Principal payments on long-term debt                (915,642)    (26,829,054)
  Principal payments on capital lease obligations     (129,996)        (86,311)
                                                   -----------     -----------
        Net cash flows from financing activities    (1,250,165)    (27,244,254)
                                                   -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS           43,443,483      40,351,993

CASH AND CASH EQUIVALENTS, Beginning of period      31,224,343      33,276,181
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, End of period          $ 74,667,826    $ 73,628,174
                                                   ===========     ===========


SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
  Cash paid (refunded) during the period for:
    Interest                                      $ 13,587,602    $ 13,625,515
    Income taxes                                     1,126,649      (3,961,422)
  Noncash investing and financing activities:
    Property acquired through capital lease       $          -    $    643,718
    Tax benefit arising from exercise of
      stock options                                     20,000               -

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

    The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                           Quarter Ended September 30,  Six Months Ended September 30,
                                               2005            2004         2005             2004
                                          -------------   ------------- -------------   --------------

Net income, as reported                   $ 17,273,236    $ 16,205,290   $ 8,346,659      $ 9,036,650

Add:  Stock-based employee compensation
expense included in reported net income,
net of related tax effects                           -               -             -                -

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                     (14,671)              -       (23,954)               -
                                          -------------   ------------- -------------   --------------
Pro forma net income                      $ 17,258,565    $ 16,205,290   $ 8,322,705      $ 9,036,650
                                          =============   ============= =============   ==============

Earnings per share:
  Basic - as reported                     $      31.43    $      29.50   $     15.19      $     16.45
  Basic - pro forma                              31.41           29.50         15.15            16.45
  Diluted - as reported                          30.74           28.90         14.85            16.11
  Diluted - pro forma                            30.71           28.90         14.80            16.11

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

    NBC Holdings Corp., a Delaware Corporation and the Company's parent, adopted the 2005 Restricted Stock Plan (the "Plan") on September 29, 2005. The Plan provides for grants or sales of common shares of NBC Holdings Corp. to its and its affiliates' employees, consultants and directors, subject to certain restrictions as defined in the Plan. No grants or sales of stock were made pursuant to the plan during the period ended September 30, 2005.

3. EARNINGS PER SHARE - Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. For purposes of calculating basic and diluted earnings per share, weighted-average common shares outstanding for the quarters and six months ended September 30, 2005 and 2004 were as follows:

                                     Quarter Ended September 30,  Six Months Ended September 30,
                                          2005          2004         2005               2004
                                     -------------- ------------ ----------------- --------------
Basic Earnings Per Share:
  Weighted-average common
  shares outstanding                       549,525       549,254       549,390         549,254

Diluted Earnings Per Share:
  Weighted-average common
  shares outstanding                       561,931       560,800       562,223         560,940

  Incremental shares attributable to
  stock options                             12,406        11,546        12,833          11,686

  Stock options outstanding                 73,049        49,778        73,049          49,778


4.  INVENTORIES - Inventories are summarized as follows:

                                  September 30,      March 31,    September 30,
                                      2005             2005           2004
                                  --------------  --------------  --------------
 Bookstore Division                $ 52,814,651    $ 40,084,363    $ 48,681,178
 Textbook Division                   18,834,467      30,113,141      21,798,755
 Complementary Services Division      3,438,028       2,362,458       3,418,324
                                  --------------  --------------  --------------
                                   $ 75,087,146    $ 72,559,962    $ 73,898,257
                                  ==============  ==============  ==============

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the six months ended September 30, 2005 and 2004 and the year ended March 31, 2005. Goodwill assigned to corporate administration represents the goodwill arising out of the March 4, 2004 Transaction, as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

    For the six months ended September 30, 2005, five bookstore locations were acquired in five separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $5.2 million, of which $0.6 million was assigned to covenants not to compete with amortization periods of three years, $1.4 million was assigned to tax deductible goodwill, and $2.1 million was assigned to non tax-deductible goodwill.

                                 Bookstore         Corporate
                                 Division       Administration       Total
                               --------------  ---------------  ---------------

Balance, April 1, 2004           $ 1,532,260    $ 269,061,875    $ 270,594,135

Additions to goodwill:
  Bookstore acquisitions           2,970,258                -        2,970,258
  Purchase accounting
  adjustment - March 4, 2004
  Transaction                              -           15,355           15,355
                               --------------  ---------------  ---------------
Balance, September 30, 2004      $ 4,502,518    $ 269,077,230    $ 273,579,748
                               ==============  ===============  ===============

Balance, April 1, 2004           $ 1,532,260    $ 269,061,875    $ 270,594,135

Additions to goodwill:
  Bookstore acquisitions          14,304,391                -       14,304,391
                               --------------  ---------------  ---------------
Balance, March 31, 2005           15,836,651      269,061,875      284,898,526

Additions to goodwill:
  Bookstore acquisitions           3,471,411                -        3,471,411
                               --------------  ---------------  ---------------
Balance, September 30, 2005     $ 19,308,062    $ 269,061,875    $ 288,369,937
                               ==============  ===============  ===============

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of September 30, 2005, March 31, 2005, and September 30, 2004:
                                           September 30, 2005
                            ---------------------------------------------------
                                Gross                                 Net
                               Carrying       Accumulated          Carrying
                                Amount        Amortization          Amount
                            --------------- ----------------   ----------------
 Customer relationships      $ 114,830,000     $ (9,090,340)     $ 105,739,660
 Developed technology           11,473,750       (3,027,511)         8,446,239
 Covenants not to compete        4,432,000       (1,006,149)         3,425,851
                            --------------- ----------------   ----------------
                             $ 130,735,750    $ (13,124,000)     $ 117,611,750
                            =============== ================   ================

                                            March 31, 2005
                            ---------------------------------------------------
                                Gross                                Net
                               Carrying       Accumulated          Carrying
                                Amount        Amortization          Amount
                            --------------- ----------------   ----------------
 Customer relationships      $ 114,830,000     $ (6,219,580)     $ 108,610,420
 Developed technology           11,473,750       (2,071,333)         9,402,417
 Covenants not to compete        4,084,333         (766,509)         3,317,824
                            --------------- ----------------   ----------------
                             $ 130,388,083     $ (9,057,422)     $ 121,330,661
                            =============== ================   ================

                                            September 30, 2004
                            ---------------------------------------------------
                                Gross                                 Net
                               Carrying       Accumulated          Carrying
                                Amount        Amortization          Amount
                            --------------- ----------------   ----------------
 Customer relationships      $ 114,830,000     $ (3,348,820)     $ 111,481,180
 Developed technology           11,473,750       (1,115,155)        10,358,595
 Covenants not to compete        1,417,333         (362,216)         1,055,117
                            --------------- ----------------   ----------------
                             $ 127,721,083     $ (4,826,191)     $ 122,894,892
                            =============== ================   ================

    Information regarding aggregate amortization expense for the quarter and six months ended September 30, 2005 and 2004 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                         Amortization
                                                           Expense
                                                         -------------

                Quarter ended September 30, 2005           $2,163,393
                Quarter ended September 30, 2004            2,014,476
                Six months ended September 30, 2005         4,301,911
                Six months ended September 30, 2004         4,018,740

                Estimated amortization expense for the
                fiscal years ending March 31:
                   2006                                    $8,657,681
                   2007                                     8,703,423
                   2008                                     8,415,524
                   2009                                     8,274,307
                   2010                                     7,847,405


    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

6. LONG-TERM DEBT - Indebtedness at September 30, 2005 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to NBC through a syndicate of lenders, consisting of an $180.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes") issued by NBC; $77.0 million of 11.0% senior discount notes (the "Senior Discount Notes") issued at a discount of $27.0 million, and capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility, which was unused at September 30, 2005, is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at September 30, 2005 was $50.0 million.

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

    Effective August 1, 2005, the Credit Agreement was amended to provide for, among other things, a twelve month deferral of a scheduled increase in the minimum consolidated interest coverage ratio covenant and a change in the definition of consolidated EBITDA to exclude up to $4,000,000 in charges to be incurred under the Company's new senior executive restricted stock plan.

7. DERIVATIVE FINANCIAL INSTRUMENTS - SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company utilizes derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments on its variable rate debt.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC has a three-year amortizing interest rate swap agreement whereby a portion of NBC's variable rate term debt is converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement expires on September 30, 2008. Notional amounts under the agreement are reduced periodically. General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                      September 30,    March 31,   September 30,
                                          2005           2005           2004
                                     -------------- -------------  -------------
Total indebtedness outstanding       $ 414,540,432  $ 412,513,194  $ 410,586,693

Term debt subject to Eurodollar
interest rate fluctuations             177,300,000    178,200,000    179,100,000

Notional amount under swap agreement   175,000,000              -              -

Fixed interest rate indebtedness       237,240,432    234,313,194    231,486,693

Variable interest rate,
including applicable margin:
  Term Debt - Term Loan                      5.88%          4.67%          4.11%

    Effective September 30, 2005, the interest rate swap agreement qualified as a cash flow hedge instrument as the following criteria were met:

        (1) Formal documentation of the hedging relationship and NBC's risk management objective and strategy for undertaking the hedge were in place.

        (2) The interest rate swap agreement is expected to be highly effective in offsetting the change in the value of the hedged portion of the interest payments attributable to NBC's term debt.

    NBC estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the term debt being hedged. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as interest expense.

    Under hedge accounting, interest rate swap agreements are reflected at fair value in the balance sheet and the related gains or losses on these agreements are generally recorded in stockholders' equity, net of applicable income taxes (as "accumulated other comprehensive income (loss)"). Gains or losses recorded in accumulated other comprehensive income (loss) are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. Except as described below, the net effect of this accounting on the Company's consolidated results of operations will be that interest expense on a portion of the term debt is generally being recorded based on fixed interest rates until the interest rate swap agreement expires on September 30, 2008.

    In accordance with NBC's Risk Management Policy, the current interest rate swap agreement was intended as a hedge against certain future interest payments under the Term Loan from the agreement's inception on July 15, 2005. However, formal documentation designating the interest rate swap agreement as a hedge against certain future interest payments under the Term Loan was not put in place until September 30, 2005 (the effective date of the interest rate swap agreement). As a result, the interest rate swap agreement did not qualify as a cash flow hedge until September 30, 2005. Accordingly, the $0.7 million increase in the fair value of the interest rate swap agreement from inception to September 30, 2005 has been recognized in earnings as a "gain on derivative financial instruments" along with an increase in "Other Assets".

    Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument as of September 30, 2005 is presented in the following table:

                                                                 September 30,
                                                                     2005
                                                                 -------------
        Balance Sheet Components:
          Other assets - fair value of swap agreement              $ 730,766
          Deferred income taxes                                     (279,000)
                                                                 -------------
                                                                   $ 451,766
                                                                 =============
          Year-to-date gain on derivative financial instruments    $ 730,766

          Quarterly gain on derivative financial instruments         730,766


8. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore Division segment encompasses the operating activities of the Company's 132 college bookstores as of September 30, 2005 located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

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

    The following table provides selected information about profit or loss on a segment basis for the quarters and six months ended September 30, 2005 and 2004, respectively:

                                                                          Complementary
                                            Bookstore       Textbook         Services
                                             Division       Division         Division           Total
                                          --------------  -------------   --------------   --------------
Quarter ended September 30, 2005:
  External customer revenues              $ 134,123,572   $ 43,609,140     $  7,470,310    $ 185,203,022
  Intersegment revenues                         521,879      9,809,864          870,892       11,202,635
  Depreciation and amortization expense       1,120,223      1,504,968          658,481        3,283,672
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)   21,969,745     17,407,224        1,063,862       40,440,831

Quarter ended September 30, 2004:
  External customer revenues              $ 118,563,442   $ 46,369,389     $  9,296,775    $ 174,229,606
  Intersegment revenues                         552,711      8,847,690          828,084       10,228,485
  Depreciation and amortization expense         932,933      1,435,984          693,453        3,062,370
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)   20,515,051     17,295,349          580,080       38,390,480

Six months ended September 30, 2005:
  External customer revenues              $ 160,769,420   $ 64,401,400     $ 12,960,408    $ 238,131,228
  Intersegment revenues                         871,675     15,658,364        1,895,011       18,425,050
  Depreciation and amortization expense       2,153,089      3,011,999        1,314,183        6,479,271
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)   18,540,941     22,194,494        1,198,121       41,933,556

Six months ended September 30, 2004:
  External customer revenues              $ 142,486,218   $ 65,457,002     $ 18,581,731    $ 226,524,951
  Intersegment revenues                         765,201     15,316,054        1,481,510       17,562,765
  Depreciation and amortization expense       1,816,239      2,867,333        1,383,622        6,067,194
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)   17,993,755     21,984,846        1,349,765       41,328,366

    The following table reconciles segment information presented above with consolidated information as presented in the Company's consolidated financial statements for the quarters and six months ended September 30, 2005 and 2004, respectively:

                                               Quarter Ended September 30,    Six Months Ended September 30,
                                                  2005            2004            2005            2004
                                             --------------  --------------  --------------  --------------
Revenues:
  Total for reportable segments              $ 196,405,657   $ 184,458,091   $ 256,556,278   $ 244,087,716
  Elimination of intersegment revenues         (11,202,635)    (10,228,485)    (18,425,050)    (17,562,765)
                                             --------------  --------------  --------------  --------------
    Consolidated total                       $ 185,203,022   $ 174,229,606   $ 238,131,228   $ 226,524,951
                                             ==============  ==============  ==============  ==============
Depreciation and Amortization Expense:
  Total for reportable segments              $   3,283,672   $   3,062,370   $   6,479,271   $   6,067,194
  Corporate administration                          87,655         124,586         214,863         246,214
                                             --------------  --------------  --------------  --------------
    Consolidated total                       $   3,371,327   $   3,186,956   $   6,694,134   $   6,313,408
                                             ==============  ==============  ==============  ==============
Income Before Income Taxes:
  Total EBITDA for reportable segments       $  40,440,831   $  38,390,480   $  41,933,556   $  41,328,366
  Corporate administrative costs                  (800,672)       (288,801)     (4,910,089)     (4,481,439)
                                             --------------  --------------  --------------  --------------
                                                39,640,159      38,101,679      37,023,467      36,846,927
  Depreciation and amortization                 (3,371,327)     (3,186,956)     (6,694,134)     (6,313,408)
                                             --------------  --------------  --------------  --------------
    Consolidated income from operations         36,268,832      34,914,723      30,329,333      30,533,519
  Interest and other expenses, net              (7,846,003)     (7,599,462)    (16,532,674)    (15,164,359)
                                             --------------  --------------  --------------  --------------
    Consolidated income before income taxes  $  28,422,829   $  27,315,261   $  13,796,659   $  15,369,160
                                             ==============  ==============  ==============  ==============

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash
    Flows:

                                                 Quarter ended September 30,     Six Months ended September 30,
                                                   2005             2004             2005            2004
                                              ---------------   --------------   -------------   --------------
EBITDA                                         $ 39,640,159     $ 38,101,679    $ 37,023,467     $ 36,846,927

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Interest income                                   295,605          133,496         323,788          133,496
  Provision for losses on accounts receivable        25,435           31,179          24,514           14,674
  Cash paid for interest                        (10,732,999)     (10,319,943)    (13,587,602)     (13,625,515)
  Cash (paid) refunded for income taxes            (512,364)        (102,869)     (1,126,649)       3,961,422
  Loss on disposal of assets                          2,390           15,546           2,390           15,546
  Other                                                   -           10,802               -                -
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals(1)     59,372,183       52,384,651      30,329,208       23,095,325
                                              --------------   --------------   -------------   --------------
Net Cash Flows from Operating Activities       $ 88,090,409     $ 80,254,541     $52,989,116     $ 50,441,875
                                              ==============   ==============   =============   ==============
Net Cash Flows from Investing Activities       $ (6,046,883)    $ (3,316,406)    $(8,295,468)    $ 17,154,372
                                              ==============   ==============   =============   ==============
Net Cash Flows from Financing Activities       $(14,840,015)    $ (9,025,530)    $(1,250,165)    $(27,244,254)
                                              ==============   ==============   =============   ==============

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

    The impact of these restatements on the quarter and six months ended September 30, 2004 and line items impacted by these restatements are provided below.

                                                       Consolidated Balance Sheet
                                            -------------------------------------------------
                                              As Previously
                                                Reported       Adjustments      As Restated
                                            ---------------  ---------------  ---------------
September 30, 2004
    Property and equipment,                   $ 40,050,499     $ (3,527,625)    $ 36,522,874
       net of depreciation and amortization
    Goodwill                                   271,632,544        1,947,204      273,579,748
    Deferred income taxes - liability           59,846,507       (1,338,775)      58,507,732
    Retained earnings                           12,763,730         (241,646)      12,522,084

                                                   Consolidated Statement of Operations
                                            -------------------------------------------------
                                              As Previously
                                                Reported       Adjustments      As Restated
                                            ---------------  ---------------  ---------------
Quarter Ended September 30, 2004
    Depreciation expense                      $  1,119,348     $     51,000     $  1,170,348
    Income tax expense                          11,128,971          (19,000)      11,109,971
    Net income                                  16,237,290          (32,000)      16,205,290
    Earnings per share - basic                       29.56            (0.06)           29.50
    Earnings per share - diluted                     28.95            (0.05)           28.90

Six Months Ended September 30, 2004
    Depreciation expense                      $  2,168,404     $    122,000     $  2,290,404
    Income tax expense                           6,378,510          (46,000)       6,332,510
    Net income                                   9,112,650          (76,000)       9,036,650
    Earnings per share - basic                       16.59            (0.14)           16.45
    Earnings per share - diluted                     16.25            (0.14)           16.11

                                                  Consolidated Statement of Cash Flows
                                            -------------------------------------------------
                                             As Previously
                                                Reported       Adjustments      As Restated
                                            ---------------  ---------------  ---------------
Six Months Ended September 30, 2004
    Net cash flows from investing activities  $ (9,910,628)    $ 27,065,000     $ 17,154,372
    Net cash flows from financing activities      (179,254)     (27,065,000)     (27,244,254)


10. ACCOUNTING PRONOUNCEMENTS - In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, INVENTORY PRICING to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement becomes effective for the Company in fiscal 2007 and is not expected to have a significant impact on the Company's consolidated financial statements.

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

11. SUBSEQUENT EVENTS - Subsequent to September 30, 2005, NBC entered into an agreement to acquire a single bookstore location serving the University of Tennessee at Chattanooga and also entered into an agreement to contract-manage three bookstore locations serving Southwest Baptist University.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The accompanying Management's Discussion and Analysis gives effect to the restatement of our consolidated financial statements for the quarter and six months ended September 30, 2004 to correct our accounting treatment for leases and depreciation of related leasehold improvements and to reclassify the activity related to restricted cash from financing cash flows to investing cash flows, as described in Note 9, Restatement of Consolidated Financial Statements, to the Consolidated Financial Statements.

                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. We completed the acquisition, initiated the contract-management, or established the start-up of nine bookstore locations in the first six months of fiscal 2006 in the following locations: Waco, Texas; Dayton, Ohio; Erie, Pennsylvania; Grand Forks, North Dakota; Port Huron, Michigan; Lake Mary, Florida; Newark, Delaware; Auburn, Alabama; and Tallahassee, Florida. The property lease at one bookstore location in Humble, Texas was not renewed by us during the six months ended September 30, 2005. Subsequent to September 30, 2005, we entered into an agreement to acquire a single bookstore location serving the University of Tennessee at Chattanooga and also entered into an agreement to contract-manage three bookstore locations serving Southwest Baptist University. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the quarter ended September 30, 2005 increased $11.0 million, or 6.3% from the quarter ended September 30, 2004. Increased revenues attributable to the addition of 20 new college bookstores through acquisition or start-up since April 1, 2004 were partially offset by a decrease in revenue in the Textbook Division and the loss of the distance education program's largest customer during fiscal 2005. Please see our Form 10-K for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005, for more information on the loss of the distance education program's largest customer.

    EBITDA RESULTS. Consolidated EBITDA for the quarter ended September 30, 2005 increased $1.5 million from the quarter ended September 30, 2004. While EBITDA increased in all three operating divisions of the Company, the increase is primarily attributable to growth in the Bookstore Division. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in Management's Discussion & Analysis.

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

QUARTER ENDED SEPTEMBER 30, 2005 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2004.

    REVENUES. Revenues for the quarters ended September 30, 2005 and 2004 and the corresponding change in revenues were as follows:

                                                                          Change
                                                                  ------------------------
                                       2005            2004           Amount    Percentage
                                  --------------  --------------  ------------- ----------
Bookstore Division                $ 134,645,451   $ 119,116,153   $ 15,529,298     13.0 %
Textbook Division                    53,419,004      55,217,079     (1,798,075)    (3.3)%
Complementary Services Division       8,341,202      10,124,859     (1,783,657)   (17.6)%
Intercompany eliminations           (11,202,635)    (10,228,485)      (974,150)     9.5 %
                                  --------------  --------------  ------------- ----------
                                  $ 185,203,022   $ 174,229,606   $ 10,973,416      6.3 %
                                  ==============  ==============  ============= ==========

     The increase in Bookstore Division revenues was attributable to the addition of 20 bookstores through acquisition or start-up since April 1, 2004. The new bookstores provided an additional $16.1 million of revenue in the quarter ended September 30, 2005. Same-store sales decreased by $0.6 million, or 0.5%, in the quarter ended September 30, 2005 due primarily to an approximate 1% decrease in revenues from sales of used textbooks, partially offset by an increase in revenue from sales of new textbooks. The Company defines same-store sales for the quarter ended September 30, 2005 as sales from any store, even if expanded or relocated, that was operated by the Company at the start of fiscal 2005. In the quarter ended September 30, 2005, Textbook Division revenues were down 3.3% compared to the quarter ended September 30, 2004 due to a 5.3% decrease in units sold and an increase in sales returns, which were partially offset by a 3.8% increase in the average price per book sold. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials, as more fully described in our Form 10-K for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005. The decrease in revenues in the distance education business was partially offset by an increase of approximately $0.8 million in revenues in the Company's systems sales and consulting businesses.

    GROSS PROFIT. Gross profit for the quarter ended September 30, 2005 increased $4.0 million, or 6.1%, to $69.1 million from $65.1 million for the quarter ended September 30, 2004. The increase in gross profit was primarily attributable to the increase in revenues from the College Bookstore Division. Gross margin percentage in the Bookstore Division decreased slightly primarily due to competitive pricing efforts on new textbooks while the gross margin in the Textbook Division increased slightly compared to the corresponding period in the prior year. Consolidated gross margin percentage was relatively stable at 37.3% for the quarter ended September 30, 2005 and 37.4% for the quarter ended September 30, 2004.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 2005 increased $2.4 million, or 9.0%, to $29.4 million from $27.0 million for the quarter ended September 30, 2004. Selling, general and administrative expenses as a percentage of revenues were 15.9% and 15.5% for the quarters ended September 30, 2005 and 2004, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth which prompted an increase of $1.1 million in personnel costs, $0.5 million in advertising expense, and $0.6 million in rent.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended September 30, 2005 and 2004 and the corresponding change in EBITDA were as follows:

                                                                         Change
                                                                --------------------------
                                      2005           2004           Amount     Percentage
                                 -------------- --------------  -------------  -----------
Bookstore Division                $ 21,969,745   $ 20,515,051    $ 1,454,694        7.1 %
Textbook Division                   17,407,224     17,295,349        111,875        0.6 %
Complementary Services Division      1,063,862        580,080        483,782       83.4 %
Corporate administration              (800,672)      (288,801)      (511,871)    (177.2)%
                                 -------------- --------------  -------------  -----------
                                  $ 39,640,159   $ 38,101,679    $ 1,538,480        4.0 %
                                 ============== ==============  =============  ===========

    The increase in Bookstore Division EBITDA was primarily due to the previously described growth in revenues, partially offset by slightly lower gross margins and increasing selling, general and administrative expenses. The small increase in EBITDA in the Textbook Division was primarily due to improved gross margins, which offset the impact of the decrease in revenues. The increase in EBITDA in the Complementary Services Division was primarily due to the increases in revenue in the systems sales and consulting businesses.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:


                                                 Quarter ended September 30,
                                                    2005           2004
                                                --------------  -------------

EBITDA                                          $  39,640,159   $ 38,101,679

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Interest income                                     295,605        133,496
  Provision for losses on accounts receivable          25,435         31,179
  Cash paid for interest                          (10,732,999)   (10,319,943)
  Cash paid for income taxes                         (512,364)      (102,869)
  Loss on disposal of assets                            2,390         15,546
  Other                                                     -         10,802
  Changes in operating assets and liabilities,
  net of effect of acquistions/disposals           59,372,183     52,384,651
                                                --------------  -------------
Net Cash Flows from Operating Activities        $  88,090,409   $ 80,254,541
                                                ==============  =============

Net Cash Flows from Investing Activities        $  (6,046,883)  $ (3,316,406)
                                                ==============  =============

Net Cash Flows from Financing Activities        $ (14,840,015)  $ (9,025,530)
                                                ==============  =============

        (1) Changes in operating assets and liabilities, net of effect of acquisitions/disposals, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended September 30, 2005 increased $0.2 million, or 3.2%, to $7.8 million from $7.6 million for the quarter ended September 30, 2004, primarily due to a $1.2 million increase in interest expense attributable to higher interest rates on the Term Loan, offset by a $0.7 million gain on the interest rate swap agreement and higher interest income.

    INCOME TAXES. Income tax expense for the quarters ended September 30, 2005 and 2004 was $11.1 million. Our effective tax rate for the quarters ended September 30, 2005 and 2004 was 39.2% and 40.7%, respectively. The decrease in the effective tax rate is primarily attributable to a decrease in state income tax rates due to the separate incorporation of NBC Textbooks LLC which was effective January 1, 2005. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2004.

    REVENUES. Revenues for the six months ended September 30, 2005 and 2004 and the corresponding change in revenues were as follows:

                                                                          Change
                                                                ---------------------------
                                     2005            2004           Amount      Percentage
                                --------------- --------------- -------------  ------------
Bookstore Division               $ 161,641,095   $ 143,251,419  $ 18,389,676        12.8 %
Textbook Division                   80,059,764      80,773,056      (713,292)       (0.9)%
Complementary Services Division     14,855,419      20,063,241    (5,207,822)      (26.0)%
Intercompany eliminations          (18,425,050)    (17,562,765)     (862,285)        4.9 %
                                --------------- --------------- -------------  ------------
                                 $ 238,131,228   $ 226,524,951  $ 11,606,277         5.1 %
                                =============== =============== =============  ============

    The increase in Bookstore Division revenues was attributable to the addition of 20 bookstores through acquisition or start-up since April 1, 2004. The new bookstores provided an additional $18.7 million of revenue in the six months ended September 30, 2005. Same-store sales decreased $0.3 million, or 0.2%, in the six months ended September 30, 2005 due primarily to an approximate 1% decrease in revenues from sales of used textbooks, partially offset by an increase in revenue from sales of new textbooks and insignia wear. The Company defines same-store sales for the six month period ended September 30, 2005 as sales from any store, even if expanded or relocated, that has a full six months of sales in the periods ended September 30, 2005 and 2004. In the six months ended September 30, 2005, Textbook Division revenues were down 0.9% compared to the six months ended September 30, 2004 due to a 3.2% decrease in units sold and an increase in sales returns, which were partially offset by a 3.8% increase in the average price per book sold. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials, as more fully described in our Form 10-K for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005. The decrease in revenues in the distance education business was partially offset by an increase of approximately $1.6 million in revenues in the Company's systems sales business and consulting services.

    GROSS PROFIT. Gross profit for the six months ended September 30, 2005 increased $4.7 million, or 5.5%, to $90.6 million from $85.9 million for the six months ended September 30, 2004. The increase in gross profit was primarily attributable to the increase in revenues from the College Bookstore Division. Gross margin percentage in the Bookstore Division decreased slightly primarily due to competitive pricing efforts on new textbooks while the gross margin in the Textbook Division increased slightly compared to the corresponding period in the prior year. Consolidated gross margin percentage was relatively stable at 38.1% and 37.9% for the six months ended September 30, 2005 and 2004, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended September 30, 2005 increased $4.5 million, or 9.3%, to $53.6 million from $49.1 million for the six months ended September 30, 2004. Selling, general and administrative expenses as a percentage of revenues were 22.5% and 21.7% for the six months ended September 30, 2005 and 2004, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth which prompted an increase of $1.7 million in personnel costs, $1.1 million in advertising expense, and $1.1 million in rent.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the six months ended September 30, 2005 and 2004 and the corresponding change in EBITDA were as follows:

                                                                      Change
                                                               ----------------------
                                     2005           2004         Amount    Percentage
                                 -------------- -------------- ----------- ----------
Bookstore Division                $ 18,540,941   $ 17,993,755   $ 547,186      3.0 %
Textbook Division                   22,194,494     21,984,846     209,648      1.0 %
Complementary Services Division      1,198,121      1,349,765    (151,644)   (11.2)%
Corporate administration            (4,910,089)    (4,481,439)   (428,650)    (9.6)%
                                 -------------- -------------- ----------- ----------
                                  $ 37,023,467   $ 36,846,927   $ 176,540      0.5 %
                                 ============== ============== =========== ==========

    The increase in Bookstore Division EBITDA was primarily due to the previously described growth in revenues partially offset by slightly lower gross margins and increasing selling, general and administrative expenses - including additional advertising and marketing costs of approximately $1.1 million in this Division. The small increase in EBITDA in the Textbook Division was primarily due to improved gross margins which offset the impact of the decrease in revenues. The decrease in EBITDA in the Complementary Services Division was primarily due to the impact of the decrease in revenues at the distance education program, which was partially offset by increases in revenue in the systems sales and consulting businesses.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                 Six Months ended September 30,
                                                     2005             2004
                                                --------------   ---------------

EBITDA                                           $ 37,023,467     $  36,846,927

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Interest income                                     323,788           133,496
  Provision for losses on accounts receivable          24,514            14,674
  Cash paid for interest                          (13,587,602)      (13,625,515)
  Cash (paid) refunded for income taxes            (1,126,649)        3,961,422
  Loss on disposal of assets                            2,390            15,546
  Changes in operating assets and liabilities,
   net of effect of acquistions/disposals(1)       30,329,208        23,095,325
                                                --------------   ---------------
Net Cash Flows from Operating Activities         $ 52,989,116     $  50,441,875
                                                ==============   ===============
Net Cash Flows from Investing Activities         $ (8,295,468)    $  17,154,372
                                                ==============   ===============
Net Cash Flows from Financing Activities         $ (1,250,165)    $ (27,244,254)
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

    INTEREST EXPENSE, NET. Interest expense, net for the six months ended September 30, 2005 increased $1.3 million, or 9.0%, to $16.5 million from $15.2 million for the six months ended September 30, 2004, primarily due to a $2.3 million increase in interest expense attributable to higher interest rates on the Term Loan, offset by a $0.7 million gain on the interest rate swap agreement and higher interest income.

    INCOME TAXES. Income tax expense for the six months ended September 30, 2005 decreased $0.8 million, or 13.9%, to $5.5 million from $6.3 million for the six months ended September 30, 2004. Our effective tax rate for the six months ended September 30, 2005 and 2004 was 39.5% and 41.2%, respectively. The decrease in the effective tax rate is primarily attributable to a decrease in state income tax rates due to the separate incorporation of NBC Textbooks LLC which was effective January 1, 2005. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At September 30, 2005, our total indebtedness was $414.5 million, consisting of a $177.3 million Term Loan, $175.0 million of Senior Subordinated Notes, $59.2 million of Senior Discount Notes, and $3.0 million of other indebtedness, including capital lease obligations.

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and the Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility's Term Loan, NBC is scheduled to make principal payments totaling $1.8 million in each of fiscals 2006-2010 and $169.2 million in fiscal 2011. These scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards Term Loan principal balances. Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by NBC. NBC entered into an interest rate swap agreement July 15, 2005 to convert certain variable rate debt into fixed rate debt. This agreement was effective as of September 30, 2005. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments commencing September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.

INVESTING CASH FLOWS

    Our capital expenditures were $3.1 million and $5.3 million for the six months ended September 30, 2005 and 2004, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2006 is $10.5 million.

    Business acquisition expenditures were $5.2 million and $4.7 million for the six months ended September 30, 2005 and 2004, respectively. For the six months ended September 30, 2005, single bookstore locations were acquired serving Gannon University, McLennan Community College, St. Clair County Community College, University of Delaware, and Auburn University and single bookstore location start-ups serving the University of North Dakota, Sinclair Community College, Seminole Community College, and Florida State University were established. For the six months ended September 30, 2004, single bookstore locations were acquired serving Eastern Michigan University, Alma College, and Mississippi State University; two bookstore locations were acquired serving the University of North Florida and Florida Community College at Jacksonville; and single bookstore location start-ups serving Washington State University and Arizona State University-West Campus were established. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the six months ended September 30, 2005, the property lease at one bookstore location serving North Harris College was not renewed by us. During the six months ended September 30, 2004, no bookstore locations were closed.

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

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows provided from operating activities for the six months ended September 30, 2005 were $53.0 million, up $2.6 million from $50.4 million for the six months ended September 30, 2004. The increase in net cash flows provided from operating activities is due primarily to stable operating results combined with an increase in the accounts payable balance attributable to the timing of payments, which was partially offset by a receipt of a $4.5 million refund of fiscal 2004 estimated tax payments during the six months ended September 30, 2004. This refund was primarily related to expenses incurred in connection with the March 4, 2004 Transaction.

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

SOURCES OF AND NEEDS FOR CAPITAL

    As of September 30, 2005, NBC could borrow up to $50.0 million under the Revolving Credit Facility, which was unused at September 30, 2005. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

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

    On September 30, 2005, NBC Holdings Corp., a Delaware corporation and the Company's parent, and the Company memorialized their understanding that with respect to each option granted by NBC Holdings Corp., pursuant to its 2004 Option Plan, the Company has granted, and will continue to grant, an option to purchase an equivalent number of shares of its Class A Common Stock at the same exercise price to NBC Holdings Corp.

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

    WE FACE COMPETITION IN OUR MARKETS. Our industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than us and have substantially greater resources than us. We cannot give assurances that our business will not be adversely affected by increased competition in the markets in which we currently operate or in markets in which we will operate in the future, or that we will be able to improve or maintain our profit margins. In recent years, an increasing number of institution-owned college stores have decided to outsource or "contract-manage" the operation of their bookstores. As of June 1, 2005, approximately 29% of the U.S. members of The National Association of College Stores were contract-managed. The leading managers of these stores include two of our principal competitors in the wholesale textbook distribution business. Contract-managed stores primarily purchase their used textbook requirements from and sell their available supply of used textbooks to their affiliated operations. A significant increase in the number of contract-managed stores operated by our competitors, particularly at large college campuses, could adversely affect our ability to acquire an adequate supply of used textbooks.

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

    OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD LIMIT CASH FLOW AVAILABLE FOR OUR OPERATIONS AND COULD ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR DEBT OR OBTAIN ADDITIONAL FINANCING. We have $414.5 million of outstanding indebtedness at September 30, 2005. The degree to which we are leveraged could have important consequences, including the following:

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $414.5 million in total indebtedness outstanding at September 30, 2005, approximately $177.3 million is subject to fluctuations in the Eurodollar interest rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, NBC entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement is $175 million and will decrease over approximately three years to $130 million.

    Certain quantitative market risk disclosures have changed since March 31, 2005 as a result of market fluctuations, movement in interest rates, a new interest rate swap agreement, and principal payments. The following table presents summarized market risk information as of September 30, 2005 and March 31, 2005, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                September 30,     March 31,
                                                    2005            2005
                                               --------------- --------------
Fair Values:
  Fixed rate debt                               $ 224,452,709   $227,672,616
  Variable rate debt
    (excluding Revolving Credit Facility)         177,300,000    178,200,000
  Interest rate swap                                  730,766              -

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                       9.41%          9.39%
  Variable rate debt
    (excluding Revolving Credit Facility)               7.10%          7.21%
  Interest rate swap receive rate                       4.52%              -
  Interest rate swap pay rate                           4.34%              -


                        ITEM 4. CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

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

    CHANGES IN INTERNAL CONTROLS. Other than the changes to our process for classifying items in our Consolidated Statement of Cash Flows noted above, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 23, 2005, a current member of management exercised options to purchase 640 shares of the common stock of NBC Holdings Corp. pursuant to NBC Holdings Corp.'s 2004 Stock Option Plan. The exercise price was $52.47 for 440 of the shares and $106 for 200 of the shares. In connection with this transaction and on the same date, NBC Holdings Corp. exercised options to purchase the same number of shares of the Company's Class A Common stock at the same exercise prices. These shares were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.


                                ITEM 6. EXHIBITS

        Exhibits


        10.1* NBC Holdings Corp. 2005 Restricted Stock Plan adopted September 29, 2005.

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

        99.1 Mirror Option Agreement between NBC Acquisition Corp. and NBC Holdings Corp., dated September 30, 2005.

                * - Management contracts or compensatory plans filed herewith.


                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2005.


NBC ACQUISITION CORP.

/s/  Mark W. Oppegard                   /s/  Alan G. Siemek
---------------------                   ---------------------------------
Mark W. Oppegard                        Alan G. Siemek
President/Chief Executive Officer,      Vice President and Treasurer
Secretary and Director                  (Principal Financial and Accounting
                                        Officer)

                                  EXHIBIT INDEX


        10.1* NBC Holdings Corp. 2005 Restricted Stock Plan adopted September 29, 2005.

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

        99.1 Mirror Option Agreement between NBC Acquisition Corp. and NBC Holdings Corp., dated September 30, 2005.

                * - Management contracts or compensatory plans filed herewith.