Form 10-Q
period 2005-12-31
NBC ACQUISITION CORP
filed 2006-02-14
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
                                       OR

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

            TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
                       FEBRUARY 14, 2006: 549,894 SHARES

                            TOTAL NUMBER OF PAGES: 31

                             EXHIBIT INDEX: PAGE 31

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
----------------------------------------------------------------------------------------------
                                                      December 31,   March 31,    December 31,
                                                         2005          2005          2004
                                                      ------------  ------------  ------------
                                                                                  (as restated)
                                                                                  (see Note 9)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 14,565,677  $ 31,224,343  $ 10,658,451
  Receivables                                          59,247,418    30,953,133    55,352,771
  Inventories                                         100,780,230    72,559,962   100,541,115
  Recoverable income taxes                              3,238,251             -     5,297,294
  Deferred income taxes                                 6,525,593     5,536,182     6,189,015
  Prepaid expenses and other assets                       576,650       586,981       521,917
                                                     ------------- ------------  ------------
    Total current assets                              184,933,819   140,860,601   178,560,563

PROPERTY AND EQUIPMENT, net                            38,898,374    37,512,387    38,097,756

GOODWILL                                              292,049,732   284,898,526   285,019,923

IDENTIFIABLE INTANGIBLES, net                         147,466,690   152,650,661   154,473,025

DEBT ISSUE COSTS, net                                   9,864,220    10,895,711    11,297,521

OTHER ASSETS                                            3,541,510     2,348,256     2,135,476
                                                     ------------- ------------- -------------
                                                     $676,754,345  $629,166,142  $669,584,264
                                                     ============= ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $ 24,446,131  $ 15,724,221  $ 29,237,555
  Accrued employee compensation and benefits            9,024,498     7,934,817     8,271,354
  Accrued interest                                      7,645,872       628,906     6,682,875
  Accrued incentives                                    7,460,483     7,761,296     7,272,567
  Accrued expenses                                        948,239     1,146,388       130,249
  Income taxes payable                                          -       544,578             -
  Deferred revenue                                      1,834,575     1,042,660     1,193,046
  Current maturities of long-term debt                  1,834,830     1,832,144     1,831,295
  Current maturities of capital lease obligations         291,052       237,955       204,267
  Revolving credit facility                            29,600,000             -    30,900,000
                                                     ------------- ------------- -------------
    Total current liabilities                          83,085,680    36,852,965    85,723,208

LONG-TERM DEBT, net of current maturities             411,257,277   407,913,842   406,914,869

CAPITAL LEASE OBLIGATIONS, net of current maturities    2,305,840     2,529,253     2,596,892

OTHER LONG-TERM LIABILITIES                             1,569,950     1,316,835     1,050,024

DEFERRED INCOME TAXES                                  55,027,862    56,744,462    57,708,732

COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY:
  Common stock, voting, authorized 5,000,000
  shares of $.01 par value; 549,894 shares,
  549,254 shares, and 549,254 shares issued and
  outstanding at December 31, 2005, March 31, 2005,
  and December 31, 2004, respectively                       5,499         5,493         5,493
  Additional paid-in capital                          111,028,177   110,963,897   110,963,897
  Notes receivable from stockholders                      (96,343)      (92,675)      (91,474)
  Retained earnings                                    12,114,403    12,932,070     4,712,623
  Accumulated other comprehensive income                  456,000             -             -
                                                     ------------- ------------- -------------
    Total stockholders' equity                        123,507,736   123,808,785   115,590,539
                                                     ------------- ------------- -------------
                                                     $676,754,345  $629,166,142  $669,584,264
                                                     ============= ============= =============

See notes to consolidated financial statements.


NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------------------------------

                                               Quarter        Quarter      Nine Months      Nine Months
                                                Ended          Ended          Ended            Ended
                                             December 31,    December 31,   December 31,    December 31,
                                                 2005           2004           2005            2004
                                             -------------  -------------- --------------  -------------
                                                            (as restated)                  (as restated)
                                                            (see Note 9)                   (see Note 9)
REVENUES, net of returns                     $ 53,854,099    $ 53,895,023  $ 291,985,327   $280,419,974

COSTS OF SALES (exclusive of
depreciation shown below)                      32,049,959      31,828,329    179,556,983    172,448,646
                                             -------------  -------------- --------------  -------------
  Gross profit                                 21,804,140      22,066,694    112,428,344    107,971,328

OPERATING EXPENSES:
  Selling, general and administrative          24,635,624      23,506,715     78,236,361     72,564,422
  Depreciation                                  1,197,191       1,224,325      3,583,676      3,514,729
  Amortization                                  2,204,656       2,106,000      6,512,305      6,129,004
                                             -------------  -------------- --------------  -------------
                                               28,037,471      26,837,040     88,332,342     82,208,155
                                             -------------  -------------- --------------  -------------

INCOME (LOSS) FROM OPERATIONS                  (6,233,331)     (4,770,346)    24,096,002     25,763,173
                                             -------------  -------------- --------------  -------------
OTHER EXPENSES (INCOME):
  Interest expense                              9,234,141       8,472,980     26,821,369     23,770,835
  Interest income                                (385,912)       (211,349)      (709,700)      (344,845)
  (Gain) loss on derivative financial
  instruments                                      66,766               -       (664,000)             -
                                             -------------  -------------- --------------  -------------
                                                8,914,995       8,261,631     25,447,669     23,425,990
                                             -------------  -------------- --------------  -------------
INCOME (LOSS) BEFORE INCOME TAXES             (15,148,326)    (13,031,977)    (1,351,667)     2,337,183

INCOME TAX EXPENSE (BENEFIT)                   (5,984,000)     (5,222,516)      (534,000)     1,109,994
                                             -------------  -------------- --------------  -------------
NET INCOME (LOSS)                            $ (9,164,326)   $ (7,809,461) $    (817,667)  $  1,227,189
                                             =============  ============== ==============  =============
EARNINGS (LOSS) PER SHARE:
  Basic                                          $ (16.67)       $ (14.22)       $ (1.49)        $ 2.23
                                             =============  ============== ==============  =============
  Diluted                                        $ (16.67)       $ (14.22)       $ (1.49)        $ 2.19
                                             =============  ============== ==============  =============
WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                           549,894         549,254        549,559        549,254
                                             =============  ============== ==============  =============
  Diluted                                         549,894         549,254        549,559        560,666
                                             =============  ============== ==============  =============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                         Common Stock                    Notes                 Accumulated
                                       ---------------    Additional  Receivable                  Other
                                        Shares             Paid-in       From       Retained  Comprehensive            Comprehensive
                                        Issued  Amount     Capital    Stockholders  Earnings      Income       Total   Income (Loss)
                                       ------- -------   -----------  -----------   --------- ------------- ---------- -------------
BALANCE, April 1, 2004                 549,254 $ 5,493 $ 110,963,897  $  (92,689) $ 3,485,434   $       -  $114,362,135

  Payment on stockholder note                -       -             -       4,882            -           -         4,882  $        -

  Interest accrued on stockholder note       -       -             -      (3,667)           -           -        (3,667)          -

  Net income
  (as restated) (see Note 9)                 -       -             -           -    1,227,189           -     1,227,189   1,227,189

                                       ------- ------- -------------- ----------- ----------- -----------  ------------  -----------
BALANCE, December 31, 2004
(as restated)(see Note 9)              549,254 $ 5,493 $ 110,963,897  $  (91,474) $ 4,712,623   $       -  $115,590,539  $1,227,189
                                       ======= ======= ============== =========== =========== ===========  ============  ===========

BALANCE, April 1, 2005                 549,254 $ 5,493 $ 110,963,897  $  (92,675) $12,932,070   $       -  $123,808,785


  Interest accrued on stockholder note       -       -             -      (3,668)           -           -        (3,668) $        -

  Net loss                                   -       -             -           -     (817,667)          -      (817,667)   (817,667)

  Issuance of 640 shares of
  common stock                             640       6        44,280           -            -           -        44,286           -

  Tax benefit arising from exercise of
  640 stock options                          -       -        20,000           -            -           -        20,000           -

  Other Comprehensive income,
  net of taxes:

    Unrealized gains on interest rate
    swap agreement, net of taxes
    of $281,000                              -       -             -           -            -     456,000       456,000     456,000

                                       ------- ------- -------------- ----------- ----------- -----------  ------------  -----------
BALANCE, December 31, 2005             549,894 $ 5,499 $ 111,028,177  $  (96,343) $12,114,403   $ 456,000  $123,507,736  $ (361,667)
                                       ======= ======= ============== =========== =========== ===========  ============  ===========

See notes to consolidated financial statements.


NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------------------

                                                                  Nine Months    Nine Months
                                                                     Ended          Ended
                                                                  December 31,   December 31,
                                                                      2005          2004
                                                                  ------------   -----------
                                                                                (as restated)
                                                                                 (see Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $   (817,667) $ 1,227,189
  Adjustments to reconcile net income (loss)
  to net cash flows from operating activities:
    Provision for losses on receivables                                42,193      103,651
    Depreciation                                                    3,583,676    3,514,729
    Amortization                                                    7,792,609    7,345,934
    Original issue debt discount amortization                       4,719,903    4,240,608
    Gain on derivative financial instruments                         (664,000)           -
    Loss on disposal of assets                                          1,757       68,014
    Deferred income taxes                                          (2,934,000)  (2,942,000)
    Changes in operating assets and liabilities,
    net of effect of acquisitions/disposals:
      Receivables                                                 (28,309,001) (24,902,991)
      Inventories                                                 (25,964,375) (27,789,004)
      Recoverable income taxes                                     (3,238,251)    (230,557)
      Prepaid expenses and other assets                                40,331      366,560
      Other assets                                                    346,940      140,192
      Accounts payable                                              7,987,466   10,697,268
      Accrued employee compensation and benefits                      905,659     (931,081)
      Accrued interest                                              7,016,966    4,117,090
      Accrued incentives                                             (300,813)     290,263
      Accrued expenses                                               (205,083)  (1,107,502)
      Income taxes payable                                           (538,161)           -
      Deferred revenue                                                791,915      294,388
      Other long-term liabilities                                     253,115       (6,263)
                                                                 ------------- ------------
        Net cash flows from operating activities                  (29,488,821) (25,503,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (4,826,746)  (6,957,004)
  Acquisitions, net of cash acquired                              (10,228,655) (20,159,367)
  Decrease in restricted cash                                               -   27,065,000
  Proceeds from sale of property and equipment and other               34,181       12,324
                                                                 ------------- ------------
        Net cash flows from investing activities                  (15,021,220)     (39,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                               44,286            -
  Payment of financing costs                                         (248,813)    (545,542)
  Principal payments on long-term debt                             (1,373,782) (27,286,368)
  Principal payments on capital lease obligations                    (170,316)    (148,143)
  Net increase in revolving credit facility                        29,600,000   30,900,000
  Proceeds from payment on notes receivable from stockholders               -        4,882
                                                                 ------------  ------------
        Net cash flows from financing activities                   27,851,375    2,924,829
                                                                 ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (16,658,666) (22,617,730)
CASH AND CASH EQUIVALENTS, Beginning of period                     31,224,343   33,276,181
                                                                  ------------ ------------
CASH AND CASH EQUIVALENTS, End of period                         $ 14,565,677  $10,658,451
                                                                  ============ ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                     $ 13,804,196  $14,196,207
    Income taxes                                                    6,176,412    4,282,551
  Noncash investing and financing activities:
    Property acquired through capital lease                      $          -  $   643,718
    Accumulated other comprehensive income:
      Unrealized gains on interest rate swap agreement,
      net of income taxes                                             456,000            -

      Deferred taxes resulting from accumulated
      other comprehensive income                                      281,000            -
    Tax benefit arising from exercise of stock options                 20,000            -

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

    The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards:

                                                     Quarter Ended December 31,  Nine Months Ended December 31,
                                                         2005          2004            2005          2004
                                                    ------------   -------------   ------------  -----------
Net income (loss), as reported                      $(9,164,326)   $ (7,809,461)    $(817,667)   $ 1,227,189

Add:  Stock-based employee compensation expense
included in reported net income (loss), net of
related tax effects                                           -               -             -              -

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects              (24,303)        (28,564)      (48,257)       (28,564)
                                                    ------------   -------------   -----------  --------------
Pro forma net income (loss)                         $(9,188,629)   $ (7,838,025)    $(865,924)   $ 1,198,625
                                                    ============   =============   ===========  ==============
Earnings (loss) per share:
  Basic - as reported                               $    (16.67)   $     (14.22)    $   (1.49)   $      2.23
  Basic - pro forma                                      (16.71)         (14.27)        (1.58)          2.18
  Diluted - as reported                                  (16.67)         (14.22)        (1.49)          2.19
  Diluted - pro forma                                    (16.71)         (14.27)        (1.58)          2.14


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

    NBC Holdings Corp., a Delaware Corporation and the Company's parent, adopted the 2005 Restricted Stock Plan (the "Plan") on September 29, 2005. The Plan provides for grants or sales of common shares of NBC Holdings Corp. to its and its affiliates' employees, consultants and directors, subject to certain restrictions as defined in the Plan. No grants or sales of stock were made pursuant to the plan during the quarter or nine months ended December 31, 2005.

3. EARNINGS PER SHARE - Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. For purposes of calculating basic and diluted earnings per share, weighted-average common shares outstanding for the quarters and nine months ended December 31, 2005 and 2004 were as follows:

                                   Quarter Ended December 31,  Nine Months Ended December 31,
                                        2005        2004           2005             2004
                                   ------------- -----------   ------------    --------------
Basic Earnings Per Share:
  Weighted-average common shares
  outstanding                         549,894     549,254       549,559         549,254

Diluted Earnings Per Share:
  Weighted-average common shares
  outstanding                         549,894     549,254       549,559         560,666

  Incremental shares attributable
  to stock options                     12,065      10,863        12,577          11,412

  Stock options outstanding            73,049      62,389        73,049          62,389

    For purposes of calculating diluted earnings per share, weighted-average common shares outstanding for the quarters ended December 31, 2005 and 2004 and the nine months ended December 31, 2005 exclude incremental shares as to include such shares would have been antidilutive for the periods presented.

4. INVENTORIES - Inventories are summarized as follows:

                                     December 31,    March 31,     December 31,
                                         2005           2005           2004
                                    --------------  ------------- --------------
    Bookstore Division               $ 79,168,193    $40,084,363   $ 73,789,169
    Textbook Division                  18,558,986     30,113,141     18,670,373
    Complementary Services Division     3,053,051      2,362,458      8,081,573
                                    --------------  ------------- --------------
                                     $100,780,230    $72,559,962   $100,541,115
                                    ==============  ============= ==============

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the nine months ended December 31, 2005 and 2004 and the year ended March 31, 2005. Goodwill assigned to corporate administration represents the goodwill arising out of the March 4, 2004 Transaction, as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

    For the nine months ended December 31, 2005, eleven bookstore locations were acquired in eight separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $10.2 million, of which $1.3 million was assigned to covenants not to compete with amortization periods of three years, $5.0 million was assigned to tax deductible goodwill, and $2.2 million was assigned to non tax-deductible goodwill.

                                   Bookstore       Corporate
                                    Division     Administration      Total
                                  -------------  --------------  --------------

Balance, April 1, 2004            $  1,532,260   $ 269,061,875   $ 270,594,135

Additions to goodwill:
  Bookstore acquisitions            14,410,433               -      14,410,433

  Purchase accounting
  adjustment - March 4,
  2004 Transaction                           -          15,355          15,355
                                  ------------- ---------------  --------------
Balance, December 31, 2004        $ 15,942,693   $ 269,077,230   $ 285,019,923
                                  ============= ===============  ==============

Balance, April 1, 2004            $  1,532,260   $ 269,061,875   $ 270,594,135

Additions to goodwill:
  Bookstore acquisitions            14,304,391               -      14,304,391
                                  ------------- ---------------  --------------
Balance, March 31, 2005             15,836,651     269,061,875     284,898,526

Additions to goodwill:
  Bookstore acquisitions             7,151,206               -       7,151,206
                                  ------------- ---------------  --------------
Balance, December 31, 2005        $ 22,987,857   $ 269,061,875   $ 292,049,732
                                  ============= ===============  ==============

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of December 31, 2005, March 31, 2005, and December 31, 2004:

                                            December 31, 2005
                             ---------------------------------------------
                                Gross                           Net
                               Carrying      Accumulated      Carrying
                                Amount       Amortization      Amount
                             -------------- --------------- --------------
 Customer relationships       $114,830,000    $(10,525,720)  $104,304,280
 Developed technology           11,473,750      (3,505,600)     7,968,150
 Covenants not to compete        5,168,000      (1,293,740)     3,874,260
                             -------------- --------------- --------------
                              $131,471,750    $(15,325,060)  $116,146,690
                             ============== =============== ==============

                                             March 31, 2005
                             ---------------------------------------------
                                Gross                           Net
                               Carrying      Accumulated      Carrying
                                Amount       Amortization      Amount
                             -------------- --------------- --------------
 Customer relationships       $114,830,000    $ (6,219,580)  $108,610,420
 Developed technology           11,473,750      (2,071,333)     9,402,417
 Covenants not to compete        4,084,333        (766,509)     3,317,824
                             -------------- --------------- --------------
                              $130,388,083    $ (9,057,422)  $121,330,661
                             ============== =============== ==============

                                            December 31, 2004
                             ---------------------------------------------
                                 Gross                           Net
                               Carrying      Accumulated      Carrying
                                Amount       Amortization      Amount
                             -------------- --------------- --------------
 Customer relationships       $114,830,000    $ (4,784,200)  $110,045,800
 Developed technology           11,473,750      (1,593,244)     9,880,506
 Covenants not to compete        3,779,333        (552,614)     3,226,719
                             -------------- --------------- --------------
                              $130,083,083    $ (6,930,058)  $123,153,025
                             ============== =============== ==============

    Information regarding aggregate amortization expense for the quarter and nine months ended December 31, 2005 and 2004 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                      Amortization
                                                        Expense
                                                     --------------

        Quarter ended December 31, 2005                $ 2,201,060
        Quarter ended December 31, 2004                  2,103,867
        Nine months ended December 31, 2005              6,502,971
        Nine months ended December 31, 2004              6,122,607

        Estimated amortization expense for
        the fiscal years ending March 31:
             2006                                      $ 8,742,019
             2007                                        8,948,751
             2008                                        8,660,852
             2009                                        8,435,317
             2010                                        7,847,401

    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

6. LONG-TERM DEBT - Indebtedness at December 31, 2005 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to NBC through a syndicate of lenders, consisting of a $180.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes") issued by NBC; $77.0 million of 11.0% senior discount notes (the "Senior Discount Notes") issued by the Company at a discount of $27.0 million, and capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility, outstanding indebtedness under which was $29.6 million at December 31, 2005, is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at December 31, 2005 was $50.0 million.

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

    The Senior Credit Facility stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently restated on March 4, 2004 and most recently amended on August 1, 2005, shall be applied towards prepayment of the Term Loan. There was no excess cash flow payment obligation for fiscal 2005.

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

    Effective August 1, 2005, the Credit Agreement was amended to provide for, among other things, a twelve-month deferral of a scheduled increase in the minimum consolidated interest coverage ratio covenant and a change in the definition of consolidated EBITDA to exclude up to $4.0 million in charges to be incurred under the Company's new senior executive restricted stock plan.

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

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC has a three-year amortizing interest rate swap agreement whereby a portion of NBC's variable rate Term Loan is converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement expires on September 30, 2008. Notional amounts under the agreement are reduced periodically. General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                                              December 31,    March 31,     December 31,
                                                                  2005           2005           2004
                                                             -------------- -------------- --------------
Total indebtedness outstanding                               $ 445,288,999   $412,513,194  $ 442,447,323

Term Loan subject to Eurodollar interest rate fluctuations     176,850,000    178,200,000    178,650,000

Revolving Credit Facility subject to Prime rate fluctuations    29,600,000              -     30,900,000

Notional amount under swap agreement                           175,000,000              -              -

Fixed interest rate indebtedness                               238,838,999    234,313,194    232,897,323

Variable interest rate, including applicable margin:
  Term Loan                                                           6.70%          4.67%          4.67%
  Revolving Credit Facility                                           9.00%             -           7.00%

    Effective September 30, 2005, the interest rate swap agreement qualified as a cash flow hedge HIC OMITTED] instrument as the following criteria were met:

        (1) Formal documentation of the hedging relationship and NBC's risk management objective and strategy for undertaking the hedge were in place.

        (2) The interest rate swap agreement is expected to be highly effective in offsetting the change in the value of the hedged portion of the interest payments attributable to NBC's Term Loan.

    NBC estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the Term Loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the Term Loan being hedged as of December 31, 2005 and for the quarter then ended and the period from July 15, 2005 (inception) to December 31, 2005. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as "interest expense".

    Under hedge accounting, interest rate swap agreements are reflected at fair value in the balance sheet and the related gains or losses on these agreements are generally recorded in stockholders' equity, net of applicable income taxes (as "accumulated other comprehensive income (loss)"). Gains or losses recorded in accumulated other comprehensive income (loss) are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. Except as described below, the net effect of this accounting on the Company's consolidated results of operations will be that interest expense on a portion of the Term Loan is generally being recorded based on fixed interest rates until the interest rate swap agreement expires on September 30, 2008.

    In accordance with NBC's Risk Management Policy, the current interest rate swap agreement was intended as a hedge against certain future interest payments under the Term Loan from the agreement's inception on July 15, 2005. However, formal documentation designating the interest rate swap agreement as a hedge against certain future interest payments under the Term Loan was not put in place until September 30, 2005 (the effective date of the interest rate swap agreement). As a result, the interest rate swap agreement did not qualify as a cash flow hedge until September 30, 2005. Accordingly, the $0.7 million increase in the fair value of the interest rate swap agreement from inception to September 30, 2005 was recognized in earnings as a "gain on derivative financial instruments". Changes in the fair value of this portion of the interest rate swap agreement are also recognized as a "gain (loss) on derivative financial instruments" in the Consolidated Statements of Operations. Subsequent to September 30, 2005, the change in fair value of a September 30, 2005 hypothetical swap is recorded, net of income taxes, in "accumulated other comprehensive income" in the Consolidated Balance Sheets. Changes in the fair value of the interest rate swap agreement are reflected in the Consolidated Statements of Cash Flows as either "gain (loss) on derivative financial instruments" or as "noncash investing and financing activities".

    Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

                                                                 December 31,
                                                                     2005
                                                               --------------
        Balance Sheet Components:
          Other assets - fair value of swap agreement           $ 1,401,000
          Deferred income taxes                                    (535,000)
                                                               --------------
                                                                $   866,000
                                                               ==============

        Portion of Agreement Subsequent to September 30, 2005
        Hedge Designation:
          Increase in fair value of swap agreement:
              Quarter ended December 31, 2005                   $   737,000
              Nine Months ended December 31, 2005                   737,000

        Portion of Agreement Prior to September 30, 2005
        Hedge Designation:
          Increase (decrease) in fair value of swap agreement:
              Quarter ended December 31, 2005                   $   (66,766)
              Nine Months ended December 31, 2005                   664,000

8. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore Division segment encompasses the operating activities of the Company's 137 college bookstores as of December 31, 2005 located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

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

    The following table provides selected information about profit or loss on a segment basis for the quarters and nine months ended December 31, 2005 and 2004, respectively:

                                                                           Complementary
                                             Bookstore       Textbook        Services
                                              Division       Division        Division         Total
                                           --------------- --------------  -------------  -------------
Quarter ended December 31, 2005:
  External customer revenues                 $ 22,780,837   $ 26,271,489   $ 4,801,773    $ 53,854,099
  Intersegment revenues                           379,674      7,462,106       703,892       8,545,672
  Depreciation and amortization expense         1,122,174      1,508,053       660,565       3,290,792
  Earnings (loss) before interest, taxes,
    depreciation and amortization (EBITDA)     (2,853,729)     4,746,768       (91,984)      1,801,055

Quarter ended December 31, 2004:
  External customer revenues                 $ 20,704,487   $ 27,330,632   $ 5,859,904    $ 53,895,023
  Intersegment revenues                           356,129      6,908,087       882,395       8,146,611
  Depreciation and amortization expense         1,095,091      1,428,905       682,420       3,206,416
  Earnings (loss) before interest, taxes,
    depreciation and amortization (EBITDA)     (1,885,399)     5,187,612       158,746       3,460,959

Nine months ended December 31, 2005:
  External customer revenues                 $183,550,257   $ 90,672,889   $17,762,181    $291,985,327
  Intersegment revenues                         1,251,349     23,120,470     2,598,903      26,970,722
  Depreciation and amortization expense         3,275,263      4,520,052     1,974,748       9,770,063
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)     15,687,212     26,941,262     1,106,137      43,734,611

Nine months ended December 31, 2004:
  External customer revenues                 $163,190,705   $ 92,787,634   $24,441,635    $280,419,974
  Intersegment revenues                         1,121,330     22,224,141     2,363,905      25,709,376
  Depreciation and amortization expense         2,911,330      4,296,238     2,066,042       9,273,610
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)     16,108,356     27,172,458     1,508,511      44,789,325

    The following table reconciles segment information presented above with consolidated information as presented in the Company's consolidated financial statements for the quarters and nine months ended December 31, 2005 and 2004, respectively:

                                          Quarter Ended December 31,    Nine Months Ended December 31,
                                            2005              2004           2005             2004
                                         -------------  -------------- --------------  --------------
Revenues:
  Total for reportable segments          $ 62,399,771    $ 62,041,634   $318,956,049   $ 306,129,350
  Elimination of intersegment revenues     (8,545,672)     (8,146,611)   (26,970,722)    (25,709,376)
                                         -------------  -------------- --------------  --------------
    Consolidated total                   $ 53,854,099    $ 53,895,023   $291,985,327   $ 280,419,974
                                         =============  ============== ==============  ==============

Depreciation and Amortization Expense:
  Total for reportable segments          $  3,290,792    $  3,206,416   $  9,770,063   $   9,273,610
  Corporate administration                    111,055         123,909        325,918         370,123
                                         -------------  -------------- --------------  --------------
    Consolidated total                   $  3,401,847    $  3,330,325   $ 10,095,981   $   9,643,733
                                         =============  ============== ==============  ==============
Income (Loss) Before Income Taxes:
  Total EBITDA for reportable segments   $  1,801,055    $  3,460,959   $ 43,734,611   $  44,789,325
  Corporate administrative costs           (4,632,539)     (4,900,980)    (9,542,628)     (9,382,419)
                                         -------------  -------------- --------------  --------------
                                           (2,831,484)     (1,440,021)    34,191,983      35,406,906
  Depreciation and amortization            (3,401,847)     (3,330,325)   (10,095,981)     (9,643,733)
                                         -------------  -------------- --------------  --------------
    Consolidated income (loss) from
    operations                             (6,233,331)     (4,770,346)    24,096,002      25,763,173
  Interest and other expenses, net         (8,914,995)     (8,261,631)   (25,447,669)    (23,425,990)
                                         -------------  -------------- --------------  --------------
    Consolidated income (loss) before
    income taxes                         $(15,148,326)   $(13,031,977)  $ (1,351,667)  $   2,337,183
                                         =============  ============== ==============  ==============

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash
    Flows:


                                               Quarter ended December 31,      Nine Months ended December 31,
                                                 2005              2004            2005             2004
                                             --------------  --------------  --------------   --------------
EBITDA                                         $ (2,831,484)   $ (1,440,021)   $ 34,191,983     $ 35,406,906

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                   385,912         211,349         709,700          344,845
  Provision for losses on accounts receivable        17,679          88,977          42,193          103,651
  Cash paid for interest                           (216,594)       (570,692)    (13,804,196)     (14,196,207)
  Cash paid for income taxes                     (5,049,763)     (8,243,973)     (6,176,412)      (4,282,551)
  (Gain) loss on disposal of assets                    (633)         52,468           1,757           68,014
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)   (74,783,054)    (66,043,495)    (44,453,846)     (42,948,170)
                                              --------------  --------------  --------------   --------------
Net Cash Flows from Operating Activities       $(82,477,937)   $(75,945,387)   $(29,488,821)    $(25,503,512)
                                              ==============  ==============  ==============   ==============

Net Cash Flows from Investing Activities       $ (6,725,752)   $(17,193,419)   $(15,021,220)    $    (39,047)
                                              ==============  ==============  ==============   ==============

Net Cash Flows from Financing Activities       $ 29,101,540    $ 30,169,083    $ 27,851,375     $  2,924,829
                                              ==============  ==============  ==============   ==============

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

    The impact of these restatements on the quarter and nine months ended December 31, 2004 and line items impacted by these restatements are provided below.


                                               Consolidated Balance Sheet
                                      ------------------------------------------
                                      As Previously
                                         Reported    Adjustments   As Restated
                                     -------------- ------------- -------------
December 31, 2004
   Property and equipment,            $ 41,620,381  $ (3,522,625)  $ 38,097,756
      net of depreciation and
      amortization
   Goodwill                            283,072,719     1,947,204    285,019,923
   Deferred income taxes - liability    59,045,507    (1,336,775)    57,708,732
   Retained earnings                     4,951,269      (238,646)     4,712,623

                                        Consolidated Statement of Operations
                                     -------------------------------------------
                                      As Previously
                                        Reported     Adjustments   As Restated
                                     -------------- -------------- -------------
Quarter Ended December 31, 2004
   Depreciation expense               $  1,229,325  $     (5,000)  $  1,224,325
   Income tax benefit                   (5,224,516)        2,000     (5,222,516)
   Net loss                             (7,812,461)        3,000     (7,809,461)
   Loss per share - basic                   (14.22)            -         (14.22)
   Loss per share - diluted                 (14.22)            -         (14.22)

Nine Months Ended December 31, 2004
   Depreciation expense               $  3,397,729  $    117,000   $  3,514,729
   Income tax expense                    1,153,994       (44,000)     1,109,994
   Net income                            1,300,189       (73,000)     1,227,189
   Earnings per share - basic                 2.37         (0.14)          2.23
   Earnings per share - diluted               2.32         (0.13)          2.19

                                         Consolidated Statement of Cash Flows
                                     -------------------------------------------
                                      As Previously
                                        Reported      Adjustments   As Restated
                                     -------------- ------------- --------------
Nine Months Ended December 31, 2004
   Net cash flows from
   investing activities               $(27,104,047) $ 27,065,000   $    (39,047)

   Net cash flows from
   financing activities                 29,989,829   (27,065,000)     2,924,829

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The accompanying Management's Discussion and Analysis gives effect to the restatement of our consolidated financial statements for the quarter and nine months ended December 31, 2004 to correct our accounting treatment for leases and depreciation of related leasehold improvements and to reclassify the activity related to restricted cash from financing cash flows to investing cash flows, as described in Note 9, Restatement of Consolidated Financial Statements, to the Consolidated Financial Statements.

                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. We completed the purchase, initiated the contract-management, or established the start-up of fifteen bookstore locations in the first nine months of fiscal 2006 in the following locations: Waco, Texas; Dayton, Ohio; Erie, Pennsylvania; Grand Forks, North Dakota; Port Huron, Michigan; Lake Mary, Florida; Newark, Delaware; Auburn, Alabama; Tallahassee, Florida; Chattanooga, Tennessee; Bolivar, Missouri; Taylorsville, Utah; and Plano, Texas. The property leases at single bookstore locations in Humble, Texas and Bowling Green, Kentucky were not renewed by us during the nine months ended December 31, 2005. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the quarter ended December 31, 2005 were relatively unchanged from the quarter ended December 31, 2004 at $53.9 million. Increased revenues attributable to the addition of 26 new college bookstores through acquisition or start-up since April 1, 2004 were offset by decreases in revenues in the Textbook Division and distance education program.

    EBITDA RESULTS. Consolidated EBITDA for the quarter ended December 31, 2005 decreased $1.4 million from the quarter ended December 31, 2004. While EBITDA decreased in all three operating divisions of the Company, the decrease is primarily attributable to the Bookstore Division, which experienced a small decline in gross margin percentage and whose growth resulted in higher expenses in this seasonally-low revenue quarter for the Bookstore Division. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in Management's Discussion & Analysis.

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

                  QUARTER ENDED DECEMBER 31, 2005 COMPARED WITH
                        QUARTER ENDED DECEMBER 31, 2004.

    REVENUES. Revenues for the quarters ended December 31, 2005 and 2004 and the corresponding change in revenues were as follows:

                                                                     Change
                                                             ------------------------
                                   2005           2004         Amount     Percentage
                                ------------- -------------- ------------ -----------
Bookstore Division               $23,160,511   $ 21,060,616  $ 2,099,895      10.0 %
Textbook Division                 33,733,595     34,238,719     (505,124)     (1.5)%
Complementary Services Division    5,505,665      6,742,299   (1,236,634)    (18.3)%
Intercompany eliminations         (8,545,672)    (8,146,611)    (399,061)      4.9 %
                                ------------- -------------- ------------ -----------
                                 $53,854,099   $ 53,895,023  $   (40,924)     (0.1)%
                                ============= ============== ============ ===========

    The increase in Bookstore Division revenues was attributable to the addition of 26 bookstores through acquisition or start-up since April 1, 2004. The new bookstores provided an additional $2.1 million of revenue in the quarter ended December 31, 2005. Same-store sales in the quarter ended December 31, 2005 were relatively unchanged from the quarter ended December 31, 2004. The Company defines same-store sales for the quarter ended December 31, 2005 as sales from any store, even if expanded or relocated, that was operated by the Company at the start of fiscal 2005. In the quarter ended December 31, 2005, Textbook Division revenues were down 1.5% compared to the quarter ended December 31, 2004 due to a 2.4% decrease in units sold and an increase in sales returns, which were partially offset by a 3.2% increase in the average price per book sold. Complementary Services Division revenues decreased primarily due to lower distance education program revenues.

    GROSS PROFIT. Gross profit for the quarter ended December 31, 2005 decreased $0.3 million, or 1.2%, to $21.8 million from $22.1 million for the quarter ended December 31, 2004. The decrease in gross profit was primarily attributable to a slight decline in consolidated gross margin percentage. Consolidated gross margin percentage declined from 40.9% for the quarter ended December 31, 2004 to 40.5% for the quarter ended December 31, 2005.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended December 31, 2005 increased $1.1 million, or 4.8%, to $24.6 million from $23.5 million for the quarter ended December 31, 2004. Selling, general and administrative expenses as a percentage of revenues were 45.7% and 43.6% for the quarters ended December 31, 2005 and 2004, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth which prompted an increase of $0.7 million in personnel costs, $0.2 million in advertising expense, and $0.4 million in rent.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended December 31, 2005 and 2004 and the corresponding change in EBITDA were as follows:

                                                                  Change
                                                          -----------------------
                                     2005        2004        Amount    Percentage
                                ------------ ------------ ------------ ----------
Bookstore Division              $(2,853,729) $(1,885,399) $  (968,330)     (51.4)%
Textbook Division                 4,746,768    5,187,612     (440,844)      (8.5)%
Complementary Services Division     (91,984)     158,746     (250,730)    (157.9)%
Corporate administration         (4,632,539)  (4,900,980)     268,441        5.5 %
                                ------------ ------------ ------------ ----------
                                $(2,831,484) $(1,440,021) $(1,391,463)     (96.6)%
                                ============ ============ ============ ==========

    The decrease in Bookstore Division EBITDA was primarily due to a small decline in gross margin percentage. Growth in the Bookstore Division also resulted in higher expenses in this seasonally-low revenue quarter for the division. The small decrease in EBITDA in the Textbook Division was primarily due to slight declines in both revenues and gross margin percentage. The slight decrease in EBITDA in the Complementary Services Division was primarily due to a decline in gross margin percentage in the distance education program.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:


                                                    Quarter ended December 31,
                                                      2005            2004
                                                 --------------- ---------------

EBITDA                                            $  (2,831,484)  $  (1,440,021)

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

   Interest income                                      385,912         211,349
   Provision for losses on accounts receivable           17,679          88,977
   Cash paid for interest                              (216,594)       (570,692)
   Cash paid for income taxes                        (5,049,763)     (8,243,973)
   (Gain) loss on disposal of assets                       (633)         52,468
   Changes in operating assets and liabilities,
   net of effect of acquisitions/disposals (1)      (74,783,054)    (66,043,495)
                                                 --------------- ---------------
Net Cash Flows from Operating Activities          $ (82,477,937)  $ (75,945,387)
                                                 =============== ===============
Net Cash Flows from Investing Activities          $  (6,725,752)  $ (17,193,419)
                                                 =============== ===============
Net Cash Flows from Financing Activities          $  29,101,540   $  30,169,083
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

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended December 31, 2005 increased $0.6 million, or 7.9%, to $8.9 million from $8.3 million for the quarter ended December 31, 2004, due to a $0.8 million increase in interest expense attributable primarily to higher interest rates on the Term Loan, offset in part by higher interest income.

    INCOME TAXES. The income tax benefit for the quarter ended December 31, 2005 increased $0.8 million, or 14.6%, to $6.0 million from $5.2 million for the quarter ended December 31, 2004. Our effective tax rate for the quarters ended December 31, 2005 and 2004 was 39.5% and 40.1%, respectively. The decrease in the effective tax rate is primarily attributable to a decrease in state income tax rates due to the separate incorporation of NBC Textbooks LLC which was effective January 1, 2005. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

                NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH
                      NINE MONTHS ENDED DECEMBER 31, 2004.

    REVENUES. Revenues for the nine months ended December 31, 2005 and 2004 and the corresponding change in revenues were as follows:

                                                                        Change
                                                                ------------------------
                                     2005            2004          Amount     Percentage
                                 -------------- --------------- ------------- ----------
Bookstore Division               $ 184,801,606   $ 164,312,035   $20,489,571     12.5 %
Textbook Division                  113,793,359     115,011,775    (1,218,416)    (1.1)%
Complementary Services Division     20,361,084      26,805,540    (6,444,456)   (24.0)%
Intercompany eliminations          (26,970,722)    (25,709,376)   (1,261,346)     4.9 %
                                 -------------- --------------- ------------- ----------
                                 $ 291,985,327   $ 280,419,974   $11,565,353      4.1 %
                                 ============== =============== ============= ==========

    The increase in Bookstore Division revenues was attributable to the addition of 26 bookstores through acquisition or start-up since April 1, 2004. The new bookstores provided an additional $20.8 million of revenue in the nine months ended December 31, 2005. Same-store sales decreased $0.3 million, or 0.2%, in the nine months ended December 31, 2005 due primarily to an approximate 1% decrease in revenues from sales of used textbooks, most of which was offset by an increase in revenue from sales of new textbooks. The Company defines same-store sales for the nine month period ended December 31, 2005 as sales from any store, even if expanded or relocated, that has a full nine months of sales in the periods ended December 31, 2005 and 2004. In the nine months ended December 31, 2005, Textbook Division revenues were down 1.1% compared to the nine months ended December 31, 2004 due to a 2.9% decrease in units sold and an increase in sales returns, which were partially offset by a 3.6% increase in the average price per book sold. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials, as more fully described in our Form 10-K for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005. The decrease in revenues in the distance education business was partially offset by an increase of approximately $1.4 million in revenues in the Company's systems and consulting services divisions.

    GROSS PROFIT. Gross profit for the nine months ended December 31, 2005 increased $4.4 million, or 4.1%, to $112.4 million from $108.0 million for the nine months ended December 31, 2004. The increase in gross profit was primarily attributable to the aforementioned increase in revenues. Consolidated gross margin percentage was relatively stable at 38.5% for the nine months ended December 31, 2005 and 2004.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended December 31, 2005 increased $5.6 million, or 7.8%, to $78.2 million from $72.6 million for the nine months ended December 31, 2004. Selling, general and administrative expenses as a percentage of revenues were 26.8% and 25.9% for the nine months ended December 31, 2005 and 2004, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth which prompted an increase of $2.4 million in personnel costs, $1.3 million in advertising expense, and $1.5 million in rent.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the nine months ended December 31, 2005 and 2004 and the corresponding change in EBITDA were as follows:

                                                                     Change
                                                             -----------------------
                                     2005          2004         Amount    Percentage
                                 ------------- ------------- ------------ ----------
Bookstore Division                $15,687,212   $16,108,356  $  (421,144)      (2.6)%
Textbook Division                  26,941,262    27,172,458     (231,196)      (0.9)%
Complementary Services Division     1,106,137     1,508,511     (402,374)     (26.7)%
Corporate administration           (9,542,628)   (9,382,419)    (160,209)      (1.7)%
                                 ------------- ------------- ------------ ----------
                                  $34,191,983   $35,406,906  $(1,214,923)      (3.4)%
                                 ============= ============= ============ ==========

    The decrease in Bookstore Division EBITDA was primarily due to the increase in the number of bookstore locations, which resulted in expense increases outpacing revenue increases and a slight decline in gross margin percentage. The small decrease in EBITDA in the Textbook Division was primarily due to slightly higher selling, general and administrative expenses despite the small decline in revenues. The decrease in EBITDA in the Complementary Services Division was primarily due to the impact of the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials, which was partially offset by improved EBITDA results in the systems and consulting services divisions.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows:

                                                Nine Months ended December 31,
                                                    2005            2004
                                               --------------- ---------------

EBITDA                                          $  34,191,983   $  35,406,906

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Interest income                                     709,700         344,845
  Provision for losses on accounts receivable          42,193         103,651
  Cash paid for interest                          (13,804,196)    (14,196,207)
  Cash paid for income taxes                       (6,176,412)     (4,282,551)
  Loss on disposal of assets                            1,757          68,014
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)     (44,453,846)    (42,948,170)
                                               --------------- ---------------
Net Cash Flows from Operating Activities        $ (29,488,821)  $ (25,503,512)
                                               =============== ===============
Net Cash Flows from Investing Activities        $ (15,021,220)  $     (39,047)
                                               =============== ===============
Net Cash Flows from Financing Activities        $  27,851,375   $   2,924,829
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

    INTEREST EXPENSE, NET. Interest expense, net for the nine months ended December 31, 2005 increased $2.0 million, or 8.6%, to $25.4 million from $23.4 million for the nine months ended December 31, 2004, due to a $3.1 million increase in interest expense attributable primarily to higher interest rates on the Term Loan, offset by a $0.7 million gain on the interest rate swap agreement and higher interest income.

    INCOME TAXES. Income tax expense for the nine months ended December 31, 2005 decreased $1.6 million as compared to the nine months ended December 31, 2004, primarily as a result of the $3.7 million decline in income before income taxes. Our effective tax rate for the nine months ended December 31, 2005 and 2004 was 39.5% and 47.5%, respectively. The decrease in the effective tax rate is partly attributable to a decrease in state income tax rates due to the separate incorporation of NBC Textbooks LLC which was effective January 1, 2005. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At December 31, 2005, our total indebtedness was $445.3 million, consisting of a $176.9 million Term Loan, $175.0 million of Senior Subordinated Notes, $60.8 million of Senior Discount Notes, $29.6 million of outstanding indebtedness under the Revolving Credit Facility, and $3.0 million of other indebtedness, including capital lease obligations.

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

INVESTING CASH FLOWS

    Our capital expenditures were $4.8 million and $7.0 million for the nine months ended December 31, 2005 and 2004, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2006 is $10.5 million.

    Business acquisition expenditures were $10.2 million and $20.2 million for the nine months ended December 31, 2005 and 2004, respectively. For the nine months ended December 31, 2005, single bookstore locations were acquired serving Gannon University, McLennan Community College/Texas State Technical College, St. Clair County Community College, University of Delaware, Auburn University, University of Tennessee - Chattanooga, Salt Lake City Community College, and Collin County Community College; three bookstore locations were acquired serving Southwest Baptist University; and single bookstore location start-ups serving the University of North Dakota, Sinclair Community College, Seminole Community College, and Tallahassee Community College/Florida State University were established. For the nine months ended December 31, 2004, single bookstore locations were acquired serving Eastern Michigan University, Alma College, Mississippi State University, Illinois State University, and Morehead State University; two bookstore locations were acquired serving the University of North Florida and Florida Community College at Jacksonville; two bookstore locations were acquired serving Florida State University; and single bookstore location start-ups serving Washington State University and Arizona State University-West Campus were established. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the nine months ended December 31, 2005, the property leases at single bookstore locations serving North Harris College and Western Kentucky University were not renewed by us. During the nine months ended December 31, 2004, no bookstore locations were closed.

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


OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used for operating activities for the nine months ended December 31, 2005 were $29.5 million, up $4.0 million from $25.5 million for the nine months ended December 31, 2004. The increase in net cash flows used for operating activities is due primarily to net income for the nine months ended December 31, 2005 declining $2.0 million from the nine months ended December 31, 2004.

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

SOURCES OF AND NEEDS FOR CAPITAL

    As of December 31, 2005, NBC could borrow up to $50.0 million under the Revolving Credit Facility, outstanding indebtedness under which was $29.6 million. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

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

    On September 30, 2005, NBC Holdings Corp., a Delaware corporation and the Company's parent, and the Company memorialized their understanding that with respect to each option granted by NBC Holdings Corp., pursuant to its 2004 Option Plan, the Company has granted, and will continue to grant, an option to purchase an equivalent number of shares of its common stock at the same exercise price to NBC Holdings Corp.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media and alternative sources of textbooks for students; digital content sold directly to students; increased competition for the purchase and sale of used textbooks from student to student transactions; ability to successfully acquire bookstores or to integrate future acquisitions; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or inability to raise or unavailability of additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in this Quarterly Report on Form 10-Q, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

    We are also experiencing growing competition from alternative media and alternative sources of textbooks for students, such as websites designed to sell textbooks, e-books and digital content, and/or other merchandise directly to students, on-line resources, print-on-demand textbooks and CD-ROMs, and from the use of course packs, which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students, all of which have the potential to reduce or replace the need for textbooks sold through the college bookstore. A substantial increase in the availability of these alternatives as a source of textbooks and textbook information could significantly reduce college students' use of the college bookstore and/or the use of traditional textbooks and thus have a material adverse effect on our business and results of operations.

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

    THE INDENTURES GOVERNING THE SENIOR SUBORDINATED NOTES AND SENIOR DISCOUNT NOTES, AS WELL AS THE SENIOR CREDIT FACILITY, IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH MAY PREVENT US FROM INCURRING ADDITIONAL INDEBTEDNESS AND TAKING SOME ACTIONS. The indentures governing the Senior Subordinated Notes and Senior Discount Notes restrict our ability to do the following: incur additional indebtedness; pay dividends or make other restricted payments; consummate certain asset sales; create liens on assets; enter into transactions with affiliates; make investments, loans or advances; consolidate or merge with or into any other person; convey, transfer or lease all or substantially all of our assets; or change the business we conduct.

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

    WE ARE CONTROLLED BY ONE PRINCIPAL EQUITY HOLDER, WHO HAS THE POWER TO TAKE UNILATERAL ACTION. Weston Presidio beneficially owns approximately 83.9% of the Company's issued and outstanding common stock (taking into account for such percentage calculation options outstanding, options available for future grant under the 2004 Stock Option Plan, and restricted stock available for future issuance under the 2005 Restricted Stock Plan). As a result, Weston Presidio is able to control all matters, including the election of a majority of our board of directors, the approval of amendments to NBC's and our certificates of incorporation and fundamental corporate transactions such as mergers and asset sales. The interests of Weston Presidio may not in all cases be aligned with the interests of other affected parties. In addition, Weston Presidio may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to other affected parties.

    OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD LIMIT CASH FLOW AVAILABLE FOR OUR OPERATIONS AND COULD ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR DEBT OR OBTAIN ADDITIONAL FINANCING. We have $445.3 million of outstanding indebtedness at December 31, 2005. The degree to which we are leveraged could have important consequences, including the following:

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $445.3 million in total indebtedness outstanding at December 31, 2005, approximately $176.9 million is subject to fluctuations in the Eurodollar interest rate and $29.6 million is subject to fluctuations in the Prime interest rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, NBC entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement is $175.0 million and will decrease periodically to $130.0 million, expiring on September 30, 2008.

    Certain quantitative market risk disclosures have changed since March 31, 2005 as a result of market fluctuations, movement in interest rates, a new interest rate swap agreement, and principal payments. The following table presents summarized market risk information as of December 31, 2005 and March 31, 2005, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):


                                               December 31,    March 31,
                                                  2005           2005
                                              ------------- --------------
Fair Values:
  Fixed rate debt                             $219,145,609   $227,672,616
  Variable rate debt
    (excluding Revolving Credit Facility)      176,850,000    178,200,000
  Interest rate swap ("in-the-money")            1,401,000              -

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                     9.41%          9.39%
  Variable rate debt
    (excluding Revolving Credit Facility)             7.31%          7.21%
  Interest rate swap receive rate                     4.73%             -
  Interest rate swap pay rate                         4.34%             -


                        ITEM 4. CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.

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

    CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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



                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2006.


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