Form 10-K
period 2006-03-31
NBC ACQUISITION CORP
filed 2006-06-29
CIK 1056756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2006

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to____________.

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] NO [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [X] No [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] NO [X ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act). Large Accelerated Filer [ ] Accelerated Filer [ ] NON-ACCELERATED FILER [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] NO [X]

     Market value of the registrant's voting stock held by non-affiliates of the registrant - NOT APPLICABLE AS REGISTRANT'S STOCK IS NOT PUBLICLY TRADED.

    THERE WERE 554,094 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 29, 2006.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           Total Number of Pages: 105

                             Exhibit Index: PAGE 97

                                TABLE OF CONTENTS


PART I:

Item 1       Business..........................................................3
Item 1A      Risk Factors.....................................................12
Item 1B      Unresolved Staff Comments........................................14
Item 2       Properties.......................................................15
Item 3       Legal Proceedings................................................17
Item 4       Submission of Matters to a Vote of Security Holders..............17

PART II:

Item 5       Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities............18
Item 6       Selected Financial Data..........................................18
Item 7       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................21
Item 7A      Quantitative and Qualitative Disclosures about Market Risk.......36
Item 8       Financial Statements and Supplementary Data......................38
Item 9       Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure.........................................72
Item 9A      Controls and Procedures..........................................72
Item 9B      Other Information................................................72

PART III:

Item 10     Directors and Executive Officers of the Registrant................73
Item 11     Executive Compensation............................................74
Item 12     Security Ownership of Certain Beneficial Owners and Management
                 and Related Stockholder Matters..............................79
Item 13     Certain Relationships and Related Transactions....................80
Item 14     Principal Accountant Fees and Services............................80

PART IV:

Item 15     Exhibits and Financial Statement Schedules........................81
Signatures....................................................................90
Supplemental Information to be Furnished......................................90
Financial Statement Schedule I - Condensed Financial Information
  (Parent Company Only).......................................................91
Financial Statement Schedule II - Valuation and Qualifying Accounts...........96
Exhibit Index.................................................................97

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

GENERAL

    As of March 31, 2006, we operated 139 bookstores on or adjacent to college campuses through which we sell a variety of new and used textbooks and general merchandise. In addition, we are one of the largest wholesale distributors of used college textbooks in North America, offering over 100,000 textbook titles and selling more than 7.2 million books annually, primarily to campuses located in the United States. We are also a leading provider of distance education materials to students in nontraditional courses, which include correspondence and corporate education courses. Furthermore, we provide the college bookstore industry with a variety of services including proprietary information and E-commerce systems, in-store promotions, buying programs, and marketing services. With origins dating to 1915 as a single bookstore operation, we have built a consistent reputation for excellence in order fulfillment, shipping performance and customer service.

    We entered the wholesale used textbook market following World War II, when the supply of new textbooks could not meet the demand created by the return of ex-GI students. In 1964, we became a national, rather than regional, wholesaler of used textbooks as a result of our purchase of The College Book Company of California. During the 1970's we continued our focus on the wholesale business. However, realizing the synergies that exist between wholesale operations and college bookstore operations, in the 1980's we expanded our efforts in the college bookstore market to primarily operate bookstores on or near larger campuses, typically where the institution-owned college bookstore was contract-managed by a competitor or where we did not have a significant wholesale presence. In the last several years we have revised our college bookstore strategy to expand our efforts in the contract-management of institutional bookstores - primarily those that have already been served by another company offering contract-management services. Today, we service the college bookstore industry through our Bookstore, Textbook, and Complementary Services Divisions.

    BOOKSTORE DIVISION. College bookstores are a primary outlet for sales of new and used textbooks to students. In addition, we sell a variety of other merchandise including apparel, general books, sundries, and gift items. As of March 31, 2006, we operated 139 college bookstores on or adjacent to college campuses. Of these 139 bookstores, 26 were leased from the educational institution that they served (also referred to as contract-managed). On May 1, 2006, we acquired over 100 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of College Book Stores of America, Inc. ("CBA"). CBA began providing contract-management services to small to medium-sized colleges and universities nationwide in 1984, and prior to the acquisition had and now continues to maintain one of the longest tenured management teams in the college bookstore industry. Our college bookstores are located at some of the nation's largest college campuses including: University of Nebraska; University of Michigan; University of Maryland; Arizona State University; Pennsylvania State University; University of Kansas; Michigan State University; University of California - Berkeley; Texas A&M University; University of Florida; and University of Tennessee. In addition to generating profits, our Bookstore Division provides an exclusive source of used textbooks for sale across our wholesale distribution network.

    TEXTBOOK DIVISION. We are one of the largest wholesale distributors of used college textbooks in North America. Our Textbook Division consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. We purchase used textbooks from and resell them to college bookstores at many of the nation's largest college campuses, including:
University of Texas; University of Southern California; Indiana University; San Diego State University; University of Washington; and University of Minnesota. Historically, Textbook Division sales have been determined primarily by the amount of used textbooks that we could purchase. This occurs because the demand for used textbooks has consistently outpaced supply. Our strong relationships with the management of college bookstores nationwide have provided important access to valuable market information regarding the campus-by-campus supply and demand of textbooks, as well as an ability to procure large quantities of a wide variety of textbooks. We provide an internally-developed BUYER'S GUIDE to our Textbook Division customers. This guide lists details such as author, new copy retail price, and our repurchase price for over 51,000 textbook titles.

    COMPLEMENTARY SERVICES DIVISION. With our acquisition of Specialty Books, Inc. ("Specialty Books") in May 1997, we entered the distance education market, which consists of providing education materials to students in high school, nontraditional college and other courses (such as correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet). We believe the fragmented distance education market represents an opportunity for us to leverage our order fulfillment and distribution expertise in a rapidly growing sector.

    Other services offered to college bookstores include the sale of computer hardware and software, such as our turnkey bookstore management software, and related maintenance contracts. We have installed our proprietary total store management system at approximately 670 college bookstore locations, and we have an installed base of approximately 200 college bookstore locations for our textbook management control systems. In total, including our own bookstores, almost 870 college bookstore locations utilize our software products. We also have a leading E-commerce platform for college bookstores with over 490 stores licensing the technology via CampusHub. We also provide the college bookstore industry with buying programs and marketing and store design services.

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

    In January 1998, we acquired Connect 2 One (formerly Collegiate Stores Corporation), a centralized buying service for 680 college bookstores across the United States. Through the enhanced purchasing power of such a large group of bookstores, participating bookstores are able to purchase certain general merchandise at lower prices than those that would be paid by the stores individually. Bookstores participating in Connect 2 One's ("C2O") programs also provide us with another potential source of used textbooks.

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

    CAPITALIZE ON COLLEGE BOOKSTORE OPPORTUNITIES. We intend to increase revenues for our Bookstore Division by acquiring, opening or contract-managing additional bookstores at selected college campuses and offering additional specialty products and services at our existing bookstores. As mentioned previously, on May 1, 2006 we acquired over 100 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of CBA. We believe that this acquisition will enhance our ability to serve the contract-managed part of the college bookstore market. We also intend to increase same-store sales growth through a more coordinated effort to implement best practices across our entire bookstore network. Finally, we believe there are opportunities to improve cash flow at our college bookstores by reducing certain selling, general and administrative expenses.

    ENHANCE GROWTH IN THE TEXTBOOK DIVISION. We expect the Textbook Division to continue to be a primary contributor of revenues and cash flows, primarily as a result of an expected increase in college enrollments and continued utilization of used textbooks, as well as through the expansion of our own Bookstore Division. Additionally, our commission structure rewards customers who make a long-term commitment to supplying us with a large portion of their textbooks, and we continue to change and enhance our marketing campaign to increase student awareness of the benefits of buying and selling used textbooks. Finally, we believe that there are opportunities to improve long-term cash flow in the Textbook Division by reducing certain selling, general and administrative expenses.

    CONTINUE TO SERVICE THE DISTANCE EDUCATION MARKET. During fiscal year 2005, Specialty Books' largest customer discontinued the use of Specialty Books' services for delivery of educational materials. However, we expect Specialty Books' revenues, after adjusting for the loss of this customer, to grow as the distance education market continues to expand due to the increased popularity of correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet.

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

    EXPANSION OF OTHER SERVICES PROGRAMS. We intend to continue to develop and provide other services that enhance the college bookstore business, such as our centralized buying group, marketing services, and store design consulting.

INDUSTRY OVERVIEW

    Based on recent industry trade data from the National Association of College Stores, the college bookstore industry remains strong, with over 4,800 college stores generating annual sales of approximately $10.9 billion to college students and other consumers in North America. Sales of textbooks and other education materials used for classroom instruction comprise approximately two-thirds of that amount. We expect this market will continue to grow as a result of anticipated increases in enrollment at U.S. colleges attributable to the children of the baby boom generation entering the college population.

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

    While price is an important factor in the store operator's purchasing decision, available supply, as well as service, usually determine with which used textbook wholesaler a college bookstore will develop a strong relationship. Used textbook wholesalers that are able to significantly service a college bookstore account typically receive preferential treatment from store operators, both in selling and in buying used textbooks. Pure exclusive supply arrangements in our market are rare. However, in the past seven to eight years, we have been marketing our exclusive supply program to the industry. This program has grown to 300 participating bookstores at the end of fiscal 2006. We also introduced the NBC Advantage program in fiscal 2001. This program rewards customers who make a long-term commitment to supplying us with a large portion of their books. At the end of fiscal 2006, approximately 560 bookstores were participating in this program, approximately 260 of which were also participating in the exclusive program. Since we are usually able to sell a substantial majority of the used textbooks we are able to purchase, our ability to obtain sufficient supply is a critical factor in our success.

PRODUCTS AND SERVICES

    BOOKSTORE DIVISION. As of March 31, 2006, we operated 139 college bookstores on or adjacent to college campuses. These bookstores sell a wide variety of used and new textbooks, general books and assorted general merchandise, including apparel, sundries and gift items. Over the past three years, revenues of our bookstores from activities other than used and new textbook sales have been between 18.7% and 20.6% of total revenues. We have been, and intend to continue, selectively expanding our product offerings at our bookstores in order to increase sales and profitability. We have also installed software providing E-commerce capabilities in all of our own bookstores, thereby allowing our bookstores to further expand product offerings and compete with other online textbook sellers.

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

    We publish the BUYER'S GUIDE, which lists over 51,000 textbooks according to author, title, new copy retail price, and our repurchase price. The BUYER'S GUIDE is an important part of our inventory control and book procurement system. We update and reprint the BUYER'S GUIDE nine times each year and make it available in both print and various electronic formats, including on all of our proprietary information systems. A staff of dedicated professionals gathers information from all over the country in order to make the BUYER'S GUIDE into what we believe to be the most comprehensive and up-to-date pricing and buying aid for college bookstores. We also maintain a database of approximately 175,000 titles in order to better serve our customers.

    COMPLEMENTARY SERVICES DIVISION. Through Specialty Books, we have access to the market for distance education products and services. Currently, we provide students at approximately 40 colleges and high schools with textbooks and materials for use in distance education and other education courses, and we are a leading provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. We believe the fragmented distance education market represents an opportunity for us to leverage our fulfillment and distribution expertise in a rapidly growing sector. Beyond textbooks, we offer services and specialty course materials to distance education students including videotape duplication and shipping; shipping of specialty, non-textbook course materials; and a sales and ordering function. Students can order education materials from us over the Internet. Over the past three years, revenues of Specialty Books have been between 48.2% and 74.9% of total Complementary Services Division revenues. Specialty Books' largest customer, who accounted for more than 30.0% of Specialty Books' fiscal 2005 revenues and 50.0% of fiscal 2004 revenues, discontinued the use of Specialty Books' services for delivery of educational materials during fiscal 2005.

    Other services offered to college bookstores include services related to our turnkey bookstore management software, the sale of other software and hardware, and the related maintenance contracts. These services generate revenue and assist us in gaining access to new sources of used textbooks. We have installed our proprietary total store management system at approximately 670 college bookstore locations, and we have an installed base of approximately 200 college bookstore locations for our textbook management control systems. In total, including our own bookstores, almost 870 college bookstore locations utilize our software products. In addition, we have developed software for E-commerce capabilities. These software products allow college bookstores to launch their own E-commerce site and effectively compete against other online textbook sellers by offering textbooks and both traditional and non-traditional store merchandise online. Presently, there are over 490 stores licensing our E-commerce technology via CampusHub. Additionally, on February 27, 2006, we announced the introduction of our digital delivery solution which will allow a college bookstore to offer students the option of purchasing E-books via download in addition to new and used textbooks.

    Through C2O, we are able to offer a variety of products and services to participating college bookstores. C2O negotiates apparel, supplies, gifts, and general merchandise discounts and develops and executes marketing programs for its membership. C2O has evolved into a buying group with substantial purchasing clout by aggregating the purchasing power of 680 participating stores, including our own bookstores. Other C2O marketing services include a freight savings program, a credit card processing program, a shopping bag program, and retail display allowances for magazine displays. Additionally, the C2O staff of experienced professionals consults with the management and buyers of member bookstores. Consulting services offered include strategic planning, store review, merchandise assortment planning, buyer training, and help with other operational aspects of the business. While consulting has historically represented a relatively small component of C2O's business, it is nonetheless strategically important to the ongoing success of this aspect of our business.

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

    A desirable campus for a company-operated, off-campus college bookstore is one on which we do not currently buy or sell used textbooks either because a competitor contract-manages the college's bookstore or the college bookstore does not have a strong relationship with us. We generally will not open a location on a campus where we already have a strong relationship with the college bookstore because some college bookstores may view having a competing location as a conflict of interest. A desirable campus for contract-management is one where the current contract-management service is being provided by a competitor of ours and the contact is expiring.

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

    As of March 31, 2006 we operated 139 college bookstores nationwide, having expanded from 102 bookstores in fiscal 2002. During fiscal 2006 we completed the acquisition, initiated the contract-management, or established the start-up of 17 bookstore locations: three locations in Bolivar, Missouri; and single locations in Erie, Pennsylvania; Waco, Texas; Port Huron, Michigan; Grand Forks, North Dakota; Dayton, Ohio; Newark, Delaware; Auburn, Alabama; Lake Mary, Florida; Tallahassee, Florida; Chattanooga, Tennessee; Taylorsville, Utah; Plano, Texas; Fremont, Nebraska; and Topeka, Kansas.

    The table below highlights certain information regarding our bookstores added and closed through March 31, 2006.

                Bookstores                                        Approximate
                 Open at   Bookstores    Bookstores   Bookstores     Total
                Beginning     Added       Closed      at End of      Square
                of Fiscal    During        During       Fiscal      Footage
   Fiscal Year    Year     Fiscal Year  Fiscal Year(1)   Year    (in thousands)
   -----------    ----     -----------  --------------   ----    --------------

       2002        102         10            4           108           797
       2003        108          4            3           109           798
       2004        109          9            5           113           847
       2005        113         11            -           124           916
       2006        124         17            2           139           999

------------
(1) In fiscal 2002, the property leases at two bookstore locations expired and were not renewed by us and two bookstore locations in Austin, Texas were sold to a large Textbook Division customer. In fiscal 2003, the property leases at three bookstore locations expired and were not renewed by us. In fiscal 2004, five bookstores were closed, as either the lease expired, the contract-managed relationship was not renewed, or an agreement was reached with the landlord to terminate the lease. In fiscal 2006, two bookstores were closed and the leases were not renewed.

    We plan to continue increasing the number of bookstores in operation. The private bookstore expansion plan will focus on campuses where we do not already have a strong relationship with the on-campus bookstore. In determining to purchase an existing store or open a new one, we look at several criteria: (i) a large enough market to justify our efforts (typically this means a campus of at least 5,000 students); (ii) the competitive environment (how many stores currently serve the campus); (iii) a site in close proximity to campus with adequate parking and accessibility; (iv) the potential of the bookstore to have a broad product mix (larger bookstores are more attractive than smaller bookstores because a full line of general merchandise can be offered in addition to textbooks); (v) the availability of top-quality management; and (vi) certain other factors, including leasehold improvement opportunities and personnel costs. We also plan to pursue opportunities to contract-manage additional institutional stores. In determining to pursue opportunities to contract-manage a campus bookstore, we look at: (i) the size of the market; (ii) the competitive status of the market; (iii) the availability of top quality management; and (iv) certain other factors, including personnel costs. As mentioned previously, on May 1, 2006 we acquired over 100 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of CBA.

    Our current bookstores have an average size of 7,200 square feet but range in size from 400 to 50,000 square feet. We estimate that new bookstore leasehold improvements, furniture and fixtures, and automation with PRISM cost approximately $100,000 per bookstore.

WHOLESALE PROCUREMENT AND DISTRIBUTION

    Historically, because the demand for used textbooks has consistently exceeded supply, our sales have been primarily determined by the amount of used textbooks that we can purchase. We believe that, on average, we are able to fulfill approximately 20% to 25% of our demand. As a result, our success has depended primarily on our inventory procurement, and we continue to focus our efforts on obtaining inventory. In order to ensure our ability to both obtain and redistribute inventory, our Textbook Division strategy has emphasized establishing and maintaining strong customer and supplier relationships with college bookstores (primarily, independent and institutional college bookstores) through our employee account representatives. These 33 account representatives (as of March 31, 2006) are responsible for procuring used textbooks from students, marketing our services on campus, purchasing overstock textbooks from bookstores and securing leads for sale of our systems products. We have been able to maintain a competitive edge by providing superior service, made possible primarily through the development and maintenance of ready access to inventory, information and supply. Other components of the Textbook Division strategy and its implementation include: (i) selectively paying a marginal premium relative to competitors to entice students to sell back more books to us; (ii) gaining access to competitive campuses (where the campus bookstore is contract-managed by a competitor) by opening off-campus, company-owned college bookstores; (iii) using technology to gain efficiencies and to improve customer service; (iv) maintaining a knowledgeable and experienced sales force that is customer-service oriented; (v) providing working capital flexibility for bookstores making substantial purchases; and (vi) establishing long-term supply arrangements by rewarding customers who make a long-term commitment to supplying us with a large portion of their books.

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

    Customers place orders by phone, mail, fax or other electronic method. Upon receiving an order, we remove the books from available inventory and hold them for future shipping. Customers may return books within 60 days after the start of classes (90 days for customers participating in the exclusive supply or NBC Partnership programs) if a written request is enclosed. Returns over the past three years have averaged approximately 21.8% of sales and generally are attributable to course cancellations or overstocking. The majority of returns are textbooks that we are able to resell for the next semester.

MANAGEMENT INFORMATION SYSTEMS

    We believe that we can enhance efficiency, profitability and competitiveness through investments in technology. Our MIS operations process order entry, control inventory, generate purchase orders and customer invoices, generate various sales reports, and process and retrieve textbook information. Our bookstores operate on either IBM RS-6000's running AIX ("Unix") or Microsoft Windows-based servers. At the center of our MIS operations are our self-developed, proprietary software programs such as PRISM, our whole store management system, and PC-Text, our textbook management and inventory control system. This software is maintained and continuously enhanced by an experienced team of development and design professionals.

    In addition, we have developed software for E-commerce capabilities. These software products allow college bookstores to launch their own E-commerce site and effectively compete against other online textbook sellers by offering textbooks and both traditional and non-traditional store merchandise online.

    None of our proprietary software programs are copyrighted, although we do have registered trademarks for certain names. In addition to using our software programs for our own management and inventory control, we license the use of our software programs to bookstores. Our software programs enhance the efficiency and cost-effectiveness of our operations, and their use by bookstores that are our customers or suppliers tends to solidify the relationship between us and such customers or suppliers, resulting in increased sales or inventory for us.

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

    We conduct training courses for all systems users at our headquarters in Lincoln, Nebraska. Classes are small and provide hands on demonstrations of the various systems. Printed reference manuals and training materials also accompany each system. The customer support unit of CBMS is staffed with approximately 50 experienced personnel. Support is offered via web site, E-mail, and toll free phone numbers. Support hours vary per product and time of year. After-hours pager support is available for mission-critical systems.

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

    We sell our Textbook and certain Complementary Services Division products and services to college bookstores throughout the United States, Canada and Puerto Rico. Our Textbook Division purchases from and resells used textbooks to many of the nation's largest college campuses including: University of Texas; University of Southern California; Indiana University; San Diego State University; University of Washington; and University of Minnesota. Our 25 largest Textbook Division customers accounted for approximately 4.6% of our fiscal 2006 consolidated revenues. No single Textbook Division customer accounted for more than 1.0% of our fiscal 2006 consolidated revenues.

    Our distance education program is, among other things, a primary supplier of textbooks and educational material to students enrolled in on-line courses offered through approximately 40 colleges and high schools. Although historically one institution accounted for a substantial portion of total revenues in the distance education program, this institution discontinued the use of our services for delivery of educational materials during fiscal 2005. For the fiscal year ended March 31, 2006, two institutions accounted for approximately 53% of distance education program revenues.

    No single customer accounted for more than 10.0% of our consolidated revenues in fiscal year 2006, 2005, or 2004.

COMPETITION

    We compete with a variety of other companies and also individuals, all of whom seek to provided products and/or services to the college marketplace. Our main corporate competitors are Follett Campus Resources ("Follett") and MBS Textbook Exchange/Barnes & Noble college stores ("MBS"). MBS Textbook Exchange and Barnes & Noble are sister companies controlled by the same shareholder.

    Our College Bookstore Division competes with:

     o Follett, MBS and a number of smaller companies for the opportunity to contract-manage institutional college bookstores (Follett and MBS contract-manage approximately 710 and 510 stores respectively),

     o other college bookstores located at colleges and universities that we serve,

     o a number of entities that sell textbooks and other merchandise directly to students through E-commerce bypassing the traditional college bookstore,

     o student to student transactions that take place on campus and over the internet, and

     o course packs and electronic media as a source of textbook information, such as on-line resources, E-Books, print-on-demand textbooks and CD-ROMs which may replace or modify the need for students to purchase textbooks through the traditional college bookstore.

    Our Textbook Division competes in the used textbook market, which includes the purchase and resale of used textbooks. We compete with:

     o college bookstores who normally repurchase books from students to be reused on that campus the following semester or term,

     o student to student transactions that take place on campus and over the internet, and

     o other wholesalers who purchase used textbooks from students and then resell them to other college bookstores.

    Our Textbook Division competes in the wholesale business with Follett and MBS, and certain smaller regional companies including Budgetext, Texas Book Company, Tichenor College Textbook Company, and Southeastern Book Company. We believe that our market share of the independent and non contract-managed institutional stores is comparable to that of Follett and MBS individually. Many of Follett's and some of MBS's college bookstores are located on smaller campuses. The size of the campus and their presence there have precluded us from entering these markets, which in turn affects both our ability to buy books and our ability to add new accounts.

    Our Complementary Services Division also competes with:

     o MBS in the sale and installation of college bookstore information systems

     o    MBS in the distance education textbook distribution market,

     o college bookstores that provide their own E-commerce solution in competition with CampusHub,

     o the Independent College Bookstore Association ("ICBA") in the centralized buying service business (participation by college bookstores in C2O's or ICBA's centralized buying service is voluntary, and college bookstores may, and some do, belong to both buying associations) and

     o a variety of smaller organizations and individuals involved in these businesses and others like marketing services and consulting services.

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

EMPLOYEES

    As of March 31, 2006 we had a total of approximately 2,900 employees, of which approximately 1,100 were full-time, approximately 500 were part-time and approximately 1,300 were temporary. We have no unionized employees and believe that our relationship with our employees is satisfactory.

    In view of the seasonal nature of our Textbook Division, we utilize seasonal labor to improve operating efficiency. We employ a small number of "flex-pool" workers who are cross-trained in a variety of warehouse functions. Temporary employees augment the flex-pool to meet periodic labor demands.


                             ITEM 1A. RISK FACTORS.

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

    We are also experiencing growing competition from alternative media and alternative sources of textbooks for students, such as websites designed to sell textbooks, E-books and digital content, and/or other merchandise directly to students; on-line resources; print-on-demand textbooks; and CD-ROMs, and from the use of course packs, which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students, all of which have the potential to reduce or replace the need for textbooks sold through the college bookstore. A substantial increase in the availability or the acceptance of these alternatives as a source of textbooks and textbook information could significantly reduce college students' use of the college bookstore and/or the use of traditional textbooks and thus have a material adverse effect on our business and results of operations.

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

    WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE OR CONTRACT-MANAGE ADDITIONAL BOOKSTORES OR INTEGRATE THOSE ADDITIONAL STORES. Part of our business strategy is to expand sales for our college bookstore operations by either acquiring privately owned bookstores or being awarded additional contracts to manage institutional bookstores. We cannot give assurances that we will be able to identify additional private bookstores for acquisition or that we will be successful in competing for contracts to manage additional institutional stores. We also cannot give assurances that any anticipated benefits will be realized from any of these additional bookstores. Due to the seasonal nature of business in our bookstores, operations may be affected by the time of year when a bookstore is acquired or contracted by us. The process may require financial resources that would otherwise be available for our existing operations. We cannot give assurances that the integration of these future bookstores will be successful or that the anticipated strategic benefits of these future bookstores will be realized or that they will be realized within time frames contemplated by our management. Acquisitions and additional contracted stores may involve a number of special risks, including, but not limited to, adverse short-term effects on our reported operating results, diversion of management's attention, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities and actions of our competitors and customers. If we are unable to successfully integrate our future acquisitions or contracted stores for these or other reasons, our results of operations may be adversely affected.

    WE MAY NOT BE ABLE TO SUCCESSFULLY RENEW OUR CONTRACT-MANAGED BOOKSTORES AT PROFITABLE TERMS. As we expand our operations in contract-management of institutional bookstores, we will increasingly be competing for the renewal of those stores as the current contracts expire. Contracts in the industry are typically for 3 to 5 years, with various renewal and cancellation clauses. We cannot give assurances that we will be able to be successful in being awarded renewals of our current contracts or that those renewals will be on terms that provide us the opportunity to improve or maintain the profitability of managing the store. If we are unable to successfully renew our contracts on profitable terms, our results of operations may be adversely affected.

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

    CHANGES IN PUBLISHER ACTIVITIES RELATED TO NEW EDITIONS AND MATERIALS PACKAGED WITH NEW TEXTBOOKS COULD NEGATIVELY AFFECT OUR OPERATING RESULTS. Publishers have historically produced new editions of textbooks every two to four years. Changes in the business models of publishers to accelerate the new edition cycle or to significantly increase the number of textbooks with other materials packaged or bundled with it (which makes it more difficult to repurchase and resell the entire package of materials) could reduce the supply of used textbooks available to us and negatively affect our operating results.

    WE ARE DEPENDENT ON KEY PERSONNEL, THE LOSS OF WHOM COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL PERFORMANCE. Our future success depends to a significant extent on the efforts and abilities of our senior management team. Our senior management team has over 80 years of cumulative experience in the college bookstore industry. The loss of the services of these individuals could have a material adverse effect on our business, financial condition and results of operations.

    THE SEASONALITY OF OUR WHOLESALE AND BOOKSTORE OPERATIONS COULD NEGATIVELY AFFECT OUR OPERATING RESULTS. Our wholesale and bookstore operations experience two distinct selling periods and the wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in July/August and November/December. The buying periods for the wholesale operations occur at the end of each school semester in May and December. The primary selling periods for the bookstore operations are in August/September and January. In fiscal 2006, approximately 44% of our annual revenues occurred in the second fiscal quarter (July-September), while approximately 30% of our annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, our working capital requirements fluctuate throughout the year, increasing substantially at the end of each semester, in May and December, as a result of the buying periods. We fund our working capital requirements primarily through the Revolving Credit Facility, which historically has been repaid with cash provided from operations. A significant reduction in sales during our peak selling periods could have a material adverse effect on our financial condition or results of operations for the year.

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

    The Senior Credit Facility prohibits NBC from prepaying other indebtedness. In addition, NBC is required to comply with and maintain specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios and minimum fixed charge coverage ratios. NBC's ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot give assurances that NBC will satisfy these requirements in the future. A breach of any of these covenants could result in a default under the Senior Credit Facility or the indentures. Upon an event of default under the Senior Credit Facility, the lenders could elect to declare all amounts and accrued interest outstanding under the Senior Credit Facility to be due and payable and could terminate their commitments to make further extensions of credit under the Senior Credit Facility and the holders of the Senior Subordinated Notes and Senior Discount Notes could elect to declare all amounts under such notes immediately due and payable. If NBC were unable to repay its indebtedness under the Senior Credit Facility, the lenders could proceed against the collateral securing the indebtedness. If the indebtedness under the Senior Credit Facility were accelerated, we cannot give assurances that the assets of NBC would be sufficient to repay in full such indebtedness and other indebtedness, including the Senior Subordinated Notes and Senior Discount Notes. Substantially all of our assets are pledged as security under the Senior Credit Facility.

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

    OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD LIMIT CASH FLOW AVAILABLE FOR OUR OPERATIONS AND COULD ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR DEBT OR OBTAIN ADDITIONAL FINANCING. We have $416.8 million of outstanding indebtedness at March 31, 2006. The degree to which we are leveraged could have important consequences, including the following:

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


                       ITEM 1B. UNRESOLVED STAFF COMMENTS.

    As previously noted, we are neither an accelerated filer nor a well-known seasoned issuer, as those terms are defined by the United States Securities and Exchange Commission. However, we are not aware of any unresolved written comments received from the United States Securities and Exchange Commission.

                               ITEM 2. PROPERTIES.

    Listed below, set forth as of March 31, 2006, are our college bookstores, their location, college served and the school's estimated enrollment.

 Institution                                     Location          Enrollment       Store Name
-----------                                     --------           ----------       ----------
Auburn University                               Auburn, AL            22,900    Anders Bookstore
University of Alabama                           Tuscaloosa, AL        21,800    The College Store
University of Arkansas--Little Rock             Little Rock, AR       12,100    Campus Bookstore
Northern Arizona University                     Flagstaff, AZ         19,100    The College Store
Northern Arizona University                     Flagstaff, AZ         19,100    University Text and Tools
Arizona State University - West Campus          Glendale, AZ           7,700    The College Store West
Mesa County Community College, also serving:    Mesa, AZ              27,500    The Textbook Company
   Chandler Gilbert Community College - Pecos                          8,700
Western International University                Phoenix, AZ            5,800    Western International University
                                                                                   Bookstore (1)
Arizona State University                        Tempe, AZ             49,200    The College Store
University of Arizona                           Tucson, AZ            36,900    Arizona Book Store
University of Arizona                           Tucson, AZ            36,900    Arizona Book Store South
University of California - Berkeley, also       Berkeley, CA          33,500    Ned's Bookstore
serving:
   Vista Community College                                             4,500
University of California - Berkeley             Berkeley, CA          33,500    Ned's Bookstore
University of California - Berkeley             Berkeley, CA          33,500    Ned's Bookstore
University of Northern Colorado                 Greeley, CO           12,100    The Book Stop
University of Delaware                          Newark, DE            21,200    Delaware Book Exchange
Daytona Beach Community College                 Daytona Beach, FL     12,100    College Book Rack
University of Florida, also serving:            Gainesville, FL       49,600    Florida Book Store
   Santa Fe Community College                                         13,900
University of Florida, also serving:            Gainesville, FL       49,600    Florida Book Store, Volume II
   Santa Fe Community College                                         13,900
University of North Florida, also serving:      Jacksonville, FL      15,400    College Book Rack Volume One
   Florida Coastal School of Law                                         900
   Florida Community College at Jacksonville                          24,800
Florida Community College at Jacksonville       Jacksonville, FL      24,800    College Book Rack Volume Two
Seminole Community College                      Lake Mary, FL         12,200    Raider Books
Miami-Dade College                              Miami, FL             20,600    Lemox College Book & Supply
University of Central Florida, also serving:    Orlando, FL           45,400    College Book & Supply
   Seminole Community College                                         12,200
   Valencia Community College                                         29,600
University of Central Florida                   Orlando, FL           45,400    Knight's Corner
Florida State University                        Tallahassee, FL       38,400    Bill's Bookstore
Florida State University                        Tallahassee, FL       38,400    Bill's Bookstore
Florida State University, also serving:         Tallahassee, FL       38,400    Bill's Bookstore
   Tallahassee Community College                                      12,800
Georgia State University                        Atlanta, GA           27,300    Georgia Bookstore
Drake University                                Des Moines, IA         5,300    D-Shoppe (1)
Drake University, also serving:                 Des Moines, IA         5,300    University Book Store (2)
   Mercy College of Health Sciences                                      700
Southern Illinois University                    Carbondale, IL        21,400    Saluki Bookstore
Illinois State University - Normal              Normal, IL            20,300    The Alamo II
Ball Sate University                            Muncie, IN            18,600    Collegiate Book Exchange
Valparaiso University                           Valparaiso, IN         3,900    University Book Center (1)
University of Kansas                            Lawrence, KS          26,900    University Book Shop
Johnson County Community College                Overland Park, KS     18,700    The College Store
Washburn University                             Topeka, KS             7,300    Textbook Team
Western Kentucky University                     Bowling Green, KY     18,600    Lemox Book Company
University of Louisville                        Louisville, KY        20,700    College Book Warehouse
Morehead State University                       Morehead, KY           9,100    Varsity Eagle
Eastern Kentucky University                     Richmond, KY          16,200    University Book & Supply
University of Maryland                          College Park, MD      34,900    Maryland Book Exchange
Prince George's Community College               Largo, MD             12,500    Prince George's Community
                                                                                   College Bookstore (1)
Alma College                                    Alma, MI               1,300    Kiltie Korner Bookstore (1)
Concordia University - Ann Arbor                Ann Arbor, MI            600    Concordia College Bookstore (1)
University of Michigan                          Ann Arbor, MI         40,000    Michigan Book & Supply
University of Michigan                          Ann Arbor, MI         40,000    Ulrich's Bookstore
Oakland University                              Auburn Hills, MI      16,900    Textbook Outlet
Wayne County Community College                  Belleville, MI        11,900    WCCCD Bookstore (1)
Wayne County Community College                  Detroit, MI           11,900    WCCCD Bookstore (1)
Wayne County Community College                  Detroit, MI           11,900    WCCCD Bookstore (1)
Wayne County Community College                  Detroit, MI           11,900    WCCCD Bookstore (1)
Wayne County Community College                  Taylor, MI            11,900    WCCCD Bookstore (1)



Institution                                     Location            Enrollment    Store Name
-----------                                     --------            ----------    ----------
Michigan State University                       East Lansing, MI      45,200    The College Store
Michigan State University                       East Lansing, MI      45,200    Ned's Bookstore
Michigan State University                       East Lansing, MI      45,200    Spartan Art Store (1)
Michigan State University                       East Lansing, MI      45,200    Spartan Bookstore (1)
Michigan State University                       East Lansing, MI      45,200    Spartan Medical Store (1)
Kettering University                            Flint, MI              3,100    Kettering Campus Store (1)
St. Clair County Community College              Port Huron, MI         4,200    St. Clair County CC Bookstore (1)
Eastern Michigan University, also serving:      Ypsilanti, MI         23,900    Campus Book & Supply
   Washtenaw Community College                                        12,000
   Washtenaw Technical Middle College                                    300
Eastern Michigan University                     Ypsilanti, MI         23,900    Ned's Bookstore
Eastern Michigan University                     Ypsilanti, MI         23,900    Ned's College of Business
                                                                                   Bookstore
Eastern Michigan University                     Ypsilanti, MI         23,900    Mike's Bookstore
Minnesota State University at Mankato           Mankato, MN           14,200    Maverick Bookstore (2)
Southwest Baptist University                    Bolivar, MO            3,400    Southwest Baptist University
                                                                                   Bookstore (1)
Southwest Baptist University                    Bolivar, MO            3,400    SBU - St. John's Center
                                                                                   Bookstore (1)
Southwest Baptist University                    Bolivar, MO            3,400    Southwest Baptist University -
                                                                                   Salem Bookstore (1)
Mississippi State University                    Starkville, MS        16,100    Bully's Textbook Exchange
North Carolina State University                 Raleigh, NC           30,100    Packbackers Student Bookstore
University of North Dakota - Grand Forks        Grand Forks, ND       13,200    Dakota Textbook Co.
Chadron State College                           Chadron, NE            2,500    Eagle Pride Bookstore (1)
Midland Lutheran College                        Fremont, NE              900    Warrior Bookstore (1)
University of Nebraska -- Kearney               Kearney, NE            6,400    The Antelope Bookstore (1)
University of Nebraska -- Lincoln               Lincoln, NE           21,200    Big Red Shop
University of Nebraska -- Lincoln               Lincoln, NE           21,200    Nebraska Bookstore (2)
Nebraska Wesleyan University                    Lincoln, NE            2,000    Prairie Wolves Bookstore (1)
Wayne State College                             Wayne, NE              3,400    Wayne State College Bookstore (1)
University of Nevada Las Vegas                  Las Vegas, NV         28,000    Rebelbooks
State University of New York -- Buffalo, also   Amherst, NY           27,200    The College Store
serving:
   Erie Community College - North Campus                              12,800
State University of New York - Binghamton       Vestal, NY            13,500    The Bookbridge
University of Akron                             Akron, OH             21,600    The College Store
Ohio University                                 Athens, OH            19,600    Specialty Books
Ohio State University                           Columbus, OH          51,000    College Town
Sinclair Community College                      Dayton, OH            19,600    The College Store
Wright State University, also serving:          Fairborn, OH          16,200    The College Store
   Sinclair Community College                                         19,600
University of Toledo                            Toledo, OH            19,200    The Student Bookstore
University of Oklahoma                          Norman, OK            27,500    Boomer Book Company
University of Oklahoma                          Norman, OK            27,500    Sooner Textbooks
Oklahoma State University                       Stillwater, OK        23,800    Cowboy Book
Gannon University                               Erie, PA               3,400    Gannon University Bookstore (1)
Indiana University of Pennsylvania              Indiana, PA           14,100    The College Store
University of Pittsburgh                        Pittsburgh, PA        26,700    GotUsed Bookstore
Pennsylvania State University                   State College, PA     40,700    GotUsed Bookstore
College of Charleston                           Charleston, SC        10,900    University Book of Charleston
University of South Carolina                    Columbia, SC          25,600    Carolina Spirit Shop
University of South Carolina                    Columbia, SC          25,600    South Carolina Book Store
University of Tennessee - Chattanooga           Chattanooga, TN        8,700    Chattanooga Books
East Tennessee State University                 Johnson City, TN      12,100    The College Store
East Tennessee State University                 Johnson City, TN      12,100    East Tennessee State University
                                                                                   Bookstore (1)
University of Tennessee                         Knoxville, TN         28,500    Rocky Top Books
University of Tennessee                         Knoxville, TN         28,500    Rocky Top East (2)
University of Texas - Arlington, also serving:  Arlington, TX         25,300    The College Store
   Tarrant County College District                                    34,100
Austin Community College                        Austin, TX            31,900    Bevo's
Austin Community College                        Austin, TX            31,900    Bevo's
Blinn College                                   Bryan, TX             14,000    Traditions Bookstore
Texas A&M University                            College Station, TX   45,100    Traditions Bookstore
Texas A&M University                            College Station, TX   45,100    Traditions Bookstore
Texas A&M University                            College Station, TX   45,100    Traditions Bookstore
Southern Methodist University                   Dallas, TX            11,200    Varsity Bookstore
University of North Texas, also serving:        Denton, TX            32,200    Voertman's (2)
   North Central Texas College                                         6,500
   Texas Woman's University                                           10,700
University of Texas -- Pan American             Edinburg, TX          17,000    South Texas Book & Supply
North Harris College                            Houston, TX            9,900    College Bookstore (2)



Institution                                     Location            Enrollment    Store Name
-----------                                     --------            ----------    ----------
University of Houston, also serving:            Houston, TX           35,200    The College Store
   Texas Southern University School of Law                               600
Texas Tech University                           Lubbock, TX           28,000    Double T Bookstore
Texas Tech University                           Lubbock, TX           28,000    Double T Bookstore
Texas Tech University                           Lubbock, TX           28,000    Double T Bookstore
Texas Tech University                           Lubbock, TX           28,000    Spirit Shop
South Texas College                             McAllen, TX           17,100    South Texas Book & Supply
Stephen F. Austin State University              Nacogdoches, TX       11,400    Varsity Book Store
Collin County Community College, also serving:  Plano, TX             17,700    PJ's Campus Bookstore
   University of Texas at Dallas                                      14,100
San Antonio College, also serving:              San Antonio, TX       22,000    L&M Bookstore
   Northwest Vista College                                             8,500
   Palo Alto College                                                   7,600
   St. Philip's College                                               10,200
   UTSA - Downtown                                                     6,000
University of Texas -- San Antonio, also        San Antonio, TX       26,200    L&M  UTSA Bookstore
serving:
   Northwest Vista College                                             8,500
Texas State University - San Marcos             San Marcos, TX        27,200    Colloquium Bookstore
Texas State University - San Marcos             San Marcos, TX        27,200    Colloquium Bookstore
Texas State University - San Marcos             San Marcos, TX        27,200    Colloquium Bookstore
Tarleton State University                       Stephenville, TX       9,100    The College Store
Baylor University                               Waco, TX              14,000    University Bookstore
Baylor University                               Waco, TX              14,000    University Bookstore and
                                                                                   Spirit Shop
McLennan Community College, also serving:       Waco, TX               7,500    Highlander Student Bookstore
   Texas State Technical College - Waco                                4,400
Midwestern State University                     Wichita Falls, TX      6,400    The College Store
Salt Lake City Community College                Taylorsville, UT      24,700    PJ's College Books
Virginia Polytechnic Institute and State        Blacksburg, VA        27,600    Tech Bookstore
   University
Old Dominion University                         Norfolk, VA           20,800    Dominion Bookstore
Radford University                              Radford, VA            9,600    Radford Book Exchange
Western Washington University, also serving:    Bellingham, WA        13,100    The College Store
   Whatcom Community College                                           4,000
Washington State University                     Pullman, WA           23,200    Crimson & Gray
Marshall University                             Huntington, WV        13,900    Stadium Bookstore


------------
(1)  Denotes properties leased from the educational institution
     ("contract-managed" stores).

(2)  Property is owned by us.

    We own our two Textbook Division warehouses (totaling 253,000 square feet) in Lincoln, Nebraska (one of which is also the location of our headquarters), and lease our 60,000 square foot Textbook Division warehouse in Cypress, California. The Cypress lease expires on August 31, 2007. Our distance education program resides in a leased facility with 49,500 square feet in Athens, Ohio. The lease expires on May 31, 2007 and has one five-year option to renew.


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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No items were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2006.

                                     PART II


   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                   AND ISSUER PURCHASES OF EQUITY SECURITIES.

    As of June 29, 2006, based upon the number of holders on record, there were 5 holders of NBC Acquisition Corp. common stock, those holders being four funds affiliated with Weston Presidio (which held a total of 36,455 shares) and NBC Holdings Corp., a new corporation formed by Weston Presidio as part of the March 4, 2004 Transaction. As of June 29, 2006, NBC Holdings Corp.'s issued and outstanding capital stock totaled 517,639 shares and correlated with the 517,639 shares of NBC Acquisition Corp. common stock it held. There are 29 holders on record of NBC Holdings Corp. capital stock, including the four funds affiliated with Weston Presidio and current and former members of our management group. As of June 29, 2006, there were also options granted and outstanding under the 2004 Stock Option Plan, held by 31 current and former members of our management group, to purchase 75,749 shares of NBC Holdings Corp. capital stock. As discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data", the payment of dividends is subject to various restrictions under our debt instruments. As a result, the Company has declared no dividends on the NBC Acquisition Corp. common stock during fiscal 2006 and 2005. There is no established public trading market for the NBC Acquisition Corp. common stock.

    On March 31, 2006, NBC Holdings Corp. and the Company memorialized their understanding that with respect to each share of capital stock issued by NBC Holdings Corp., pursuant to its 2005 Restricted Stock Plan, the Company has issued, and will continue to issue, an equivalent number of shares of its common stock at the same purchase price per share to NBC Holdings Corp.

    On March 31, 2006, 4,200 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to certain officers and directors of the Company (the "Officers"). The shares purchased by the Officers are each subject to a Stock Repurchase Agreement (the "SRA") that, among other things, provides that if the Officer in question is still employed by NBC Holdings Corp., his purchased shares vest on September 30, 2010 (the "Vesting Date"). If the Officer is not employed by NBC Holdings Corp. on that date the shares do not vest, except under certain conditions related to termination of his employment without "cause" (as defined in the SRA) or due to his death or disability. If the Officer is terminated without cause prior to the Vesting Date, the shares vest based upon a formula determined by the number of days from March 31, 2006 to the date of termination as a percentage of the number of days from March 31, 2006 to the Vesting Date. If a termination without cause before the Vesting Date follows a Change of Control (as defined in the SRA), all of the Officer's shares become immediately vested. In accordance with the aforementioned understanding, NBC Holdings, Inc. purchased 4,200 shares of the Company's common stock for $42 on March 31, 2006. The shares issued to NBC Holdings Corp. are subject to the same vesting conditions as those issued to the Officers. These shares were issued pursuant to an exemption from registration claimed under Section 4(2) of the Securities Act of 1933, as amended.

    Additional information regarding equity compensation plans can be found in
Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."


                        ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth our selected historical consolidated financial and other data as of and for the fiscal years ended March 31, 2006 and 2005 (successor), the one month ended March 31, 2004 (successor), the eleven months ended February 29, 2004 (predecessor), and the fiscal years ended March 31, 2003 and 2002 (predecessor), respectively. The selected historical consolidated financial data was derived from our audited consolidated financial statements.

    The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto included in
Item 8, "Financial Statements and Supplementary Data."

                                                      Successor (1)                            Predecessor (1)
                                          ------------------------------------- ----------------------------------------
                                             Fiscal Years Ended                    11 Months        Fiscal Years Ended
                                          ------------------------ 1 Month Ended     Ended     -------------------------
                                            March 31,   March 31,    March 31,    February 29,   March 31,    March 31,
                                              2006         2005        2004           2004         2003         2002
                                          ------------ ----------- ------------ -------------- ------------ ------------
STATEMENT OF OPERATIONS DATA:                                         (dollars in thousands)
  Revenues                                  $ 420,108   $ 402,154    $  13,317      $ 385,364    $ 370,510    $ 338,917
  Costs of sales                              250,914     240,638        7,768        231,874      224,488      206,976
                                          ------------ ----------- ------------ -------------- ------------ ------------
      Gross profit                            169,194     161,516        5,549        153,490      146,022      131,941
  Operating expenses:
    Selling, general, and administrative      107,991     100,513        8,540         91,878       90,391       84,871
    Depreciation                                4,913       4,908          350          3,396        3,469        3,501
    Amortization                                8,762       8,258          649          1,162          644          505
    Stock-based compensation                        -           -            -          7,264            -            -
                                          ------------ ----------- ------------ -------------- ------------ ------------
      Income (loss) from operations            47,528      47,837       (3,990)        49,790       51,518       43,064
  Other expenses (income):
    Interest expense                           35,931      31,725        2,848         34,536       22,192       24,408
    Interest income                            (1,275)       (639)         (97)          (308)        (360)        (400)
    (Gain) loss on derivative instruments        (525)          -            -            (57)         156          361
                                          ------------ ----------- ------------ -------------- ------------ ------------
      Income (loss) before income taxes        13,397      16,751       (6,741)        15,619       29,530       18,695
  Income tax expense (benefit)                  5,527       7,305       (2,505)         6,450       12,049        7,797
                                          ------------ ----------- ------------ -------------- ------------ ------------
      Net income (loss)                     $   7,870   $   9,446    $  (4,236)     $   9,169    $  17,481    $  10,898
                                          ============ =========== ============ ============== ============ ============

  Earnings (loss) per share:
    Basic                                   $   14.32   $   17.20    $   (7.71)     $    7.25    $   13.84    $    8.63
    Diluted                                     14.00       16.84        (7.71)          7.10        13.64         8.63

OTHER DATA:
  EBITDA (2)                                $  61,203   $  61,003    $  (2,991)     $  54,348    $  55,631    $  47,070
  Net cash flows from operating activities     22,421      27,187      (21,512)        38,605       37,332       31,038
  Net cash flows from investing activities    (17,970)       (748)    (210,901)        (6,452)      (5,327)      (7,616)
  Net cash flows from financing activities     (2,293)    (28,491)     186,027          8,104       (4,018)     (16,412)
  Capital expenditures                          7,312       7,666          720          3,965        3,708        2,277
  Business acquisition expenditures (3)        10,696      20,160        1,849          2,355        1,389        6,110
  Number of bookstores open at end of the
  period                                          139         124          113            112          109          108

BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents                 $  33,383   $  31,224    $  33,276      $  79,662    $  39,405    $  11,419
  Working capital                             111,066     104,008      106,259        134,150       81,966       75,865
  Total assets                                647,079     629,166      648,233        254,184      207,399      182,533
  Total debt, including current maturities    416,762     412,513      434,098        263,782      219,367      216,915

     (1) On March 4, 2004, Weston Presidio acquired the controlling interest in the Company through a series of steps which resulted in Weston Presidio owning a substantial majority of NBC Acquisition Corp.'s common stock. For ease of presentation, financial information presented in this table reflects this transaction as if it had occurred on March 1, 2004. We have determined that no material transactions occurred during the period from March 1, 2004 through March 4, 2004. As a result of the March 4, 2004 Transaction, financial information for periods ending prior to March 1, 2004 is presented as the "Predecessor," while financial information for periods ending after March 1, 2004 is presented as the "Successor."

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

          The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data":

                                                             Successor                                   Predecessor
                                               ---------------------------------------- -------------------------------------
                                                   Fiscal Year Ended                     11 Months       Fiscal Year Ended
                                               --------------------------1 Month Ended      Ended     -----------------------
                                                 March 31,     March 31,    March 31,    February 29,   March 31,  March 31,
                                                    2006         2005         2004          2004          2003       2002
                                               ------------- ------------ ------------- ------------- ---------- ------------
                                                                             (dollars in thousands)
EBITDA                                             $ 61,203     $ 61,003     $  (2,991)     $ 54,348   $ 55,631   $ 47,070

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

Interest income                                       1,275          639            97           308        360        400
Provision for losses on receivables                     231          316           218            66        452      1,630
Cash paid for interest                              (27,875)     (26,320)       (6,892)      (20,126)   (13,549)   (15,225)
Cash paid for income taxes                           (9,589)      (4,946)          (10)       (6,467)   (14,533)    (4,063)
(Gain) loss on disposal of assets                        90           68            14           408         36       (483)
Changes in operating assets and liabilities,
net of effect of acquisitions/disposals (4)          (2,914)      (3,573)      (11,948)       10,068      8,935      1,709
                                               ------------- ------------ ------------- ------------- ---------- ----------
Net Cash Flows from Operating Activities           $ 22,421     $ 27,187     $ (21,512)     $ 38,605   $ 37,332   $ 31,038
                                               ============= ============ ============= ============= ========== ==========

(3) Business acquisition expenditures represent established businesses purchased by us.

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


                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. We completed the acquisition, initiated the contract-management, or established the start-up of 17 bookstore locations in fiscal 2006: three locations in Bolivar, Missouri; and single locations in Erie, Pennsylvania; Waco, Texas; Port Huron, Michigan; Grand Forks, North Dakota; Dayton, Ohio; Newark, Delaware; Auburn, Alabama; Lake Mary, Florida; Tallahassee, Florida; Chattanooga, Tennessee; Taylorsville, Utah; Plano, Texas; Fremont, Nebraska; and Topeka, Kansas. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the year ended March 31, 2006 increased $18.0 million, or 4.5% from the year ended March 31, 2005. This increase was attributable to increased Bookstore Division revenues resulting from new bookstore locations, which were in part offset by declines in Textbook and Complementary Services Division revenues. The decline in Complementary Services Division revenues was primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials during fiscal 2005.

    EBITDA RESULTS. Consolidated EBITDA for the year ended March 31, 2006 increased $0.2 million, or 0.3% from the year ended March 31, 2005. We achieved moderate EBITDA growth from the Bookstore Division due to acquisitions, while we saw decreases in both the Textbook Division due to slightly higher selling, general and administrative expenses and in the Complementary Services Division due to lower results in the distance education program. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in Management's Discussion & Analysis.

    SUBSEQUENT EVENT. On May 1, 2006, we acquired over 100 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of College Book Stores of America, Inc. ("CBA"). CBA began providing contract-management services to small to medium-sized colleges and universities nationwide in 1984, and prior to the acquisition had and now continues to maintain one of the longest tenured management teams in the college bookstore industry. In addition to the acquired revenue and EBITDA, we believe this acquisition will enhance our competitive position for future contract-management opportunities. Certain amendments were made to the Credit Agreement underlying the Senior Credit Facility to allow for this acquisition, including adding an additional $24.0 million of borrowings under the Term Loan, increasing the Revolving Credit Facility by $15.0 million, and amending certain restrictions and financial covenants.

CHALLENGES AND EXPECTATIONS

    We expect that we will continue to face challenges and opportunities similar to those that we have faced in the recent past. We have experienced, and continue to experience, competition for the supply of used textbooks from other textbook wholesalers and from student to student transactions, competition from alternative media and alternative sources of textbooks for students, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Despite these challenges, we expect that we will continue to grow revenue and EBITDA on a consolidated basis in fiscal 2007. We also expect that our capital expenditures will remain modest for a company of our size.

        FISCAL YEAR ENDED MARCH 31, 2006 COMPARED WITH FISCAL YEAR ENDED
                                MARCH 31, 2005.

    REVENUES. Revenues for the years ended March 31, 2006 and 2005 and the corresponding change in revenues were as follows:

                                                                           Change
                                    Year Ended     Year Ended   --------------------------
                                  March 31, 2006 March 31, 2005     Amount      Percentage
                                  -------------- -------------- -------------- -----------
Bookstore Division                $ 292,110,080  $ 263,667,751   $ 28,442,329     10.8 %

Textbook Division                   132,555,940    133,938,475     (1,382,535)    (1.0)%

Complementary Services Division      26,681,864     33,767,440     (7,085,576)   (21.0)%

Intercompany eliminations           (31,239,985)   (29,219,326)    (2,020,659)     6.9 %
                                  -------------- -------------- -------------- -----------
                                  $ 420,107,899  $ 402,154,340   $ 17,953,559      4.5 %
                                  ============== ============== ============== ===========

    The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores (defined by us as stores acquired since April 1, 2004). The new bookstores provided an additional $28.4 million of revenue in the year ended March 31, 2006. The Company defines same store sales for fiscal 2006 as sales from any store, even if expanded or relocated, that has a full twelve months of sales in both fiscal 2006 and fiscal 2005. Same store sales were unchanged from the prior year with relatively small changes in all significant revenue categories, including textbooks and clothing and insignia wear. The decrease in Textbook Division revenues was due primarily to an increase in sales returns along with a 1.8% decrease in units sold, which were partially offset by a 3.7% increase in the average price per book sold. We believe that unit sales are down for the year primarily due to a decrease in the number of units purchased in the December of 2004 and May of 2005 student book buys, which supplied the peak selling periods in fiscal 2006. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials. Revenues from that customer program declined $6.0 million, while overall revenues from the distance education program declined $8.5 million. The decrease in distance education program revenues was partially offset by an increase of $1.4 million in revenues in our systems and consulting services businesses. Corresponding to the overall growth in the number of company owned college bookstores, our intercompany transactions also increased which reduces consolidated revenues.

    GROSS PROFIT. Gross profit for the year ended March 31, 2006 increased $7.7 million, or 4.8%, to $169.2 million from $161.5 million for the year ended March 31, 2005. This increase was primarily due to higher revenues, along with a slightly higher gross margin percent. Gross margin percent was 40.3 % for the year ended March 31, 2006 as compared to 40.2% for the year ended March 31, 2005, as a slight decline in the Bookstore Division was offset by small increases in the Textbook and Complementary Services Divisions.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended March 31, 2006 increased $7.5 million, or 7.4%, to $108.0 million from $100.5 million for the year ended March 31, 2005. Selling, general and administrative expenses as a percentage of revenues were 25.7% and 25.0% for the years ended March 31, 2006 and 2005, respectively. The increase in selling, general and administrative expenses is primarily attributable to our continued growth which prompted an increase of $3.4 million in personnel costs, $1.4 million in advertising expense, and $2.0 million in rent.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the years ended March 31, 2006 and 2005 and the corresponding change in EBITDA were as follows:

                                                                          Change
                                    Year Ended      Year Ended    ------------------------
                                  March 31, 2006  March 31, 2005     Amount    Percentage
                                  -------------- ---------------- ------------ -----------
Bookstore Division                $ 36,056,380      $ 34,607,848  $ 1,448,532     4.2 %

Textbook Division                   31,938,743        32,181,393     (242,650)   (0.8)%

Complementary Services Division      1,220,529         1,805,367     (584,838)  (32.4)%

Corporate administration            (8,012,619)       (7,591,429)    (421,190)    5.5 %
                                  ------------- ----------------- ------------ -----------
                                  $ 61,203,033      $ 61,003,179  $   199,854     0.3 %
                                  ============= ================= ============ ===========

    Bookstore Division EBITDA improved primarily as a result of the aforementioned increase in revenues, offset in part by a slight decline in gross margin percentage and a slight increase in selling, general and administrative expenses as a percentage of revenues. The decrease in EBITDA in the Textbook Division is primarily attributable to the decline in revenues and a slight increase in selling, general and administrative expenses as a percentage of revenues, offset in part by a slight increase in gross margin percentage. Complementary Services Division EBITDA decreased primarily due to the reduced revenues in the distance education program, resulting in an EBITDA decline in that division of $0.8 million, which was partially offset by a $0.4 million improvement in EBITDA results in the systems business. Corporate Administration EBITDA decreased by $0.4 million, primarily as a result of the bonus to be paid to Restricted Stock Plan participants as reimbursement for federal, state and local taxes related to the March 31, 2006 issuance of 4,200 shares of NBC Holdings Corp. capital stock under the Restricted Stock Plan and this cash bonus.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data":

                                                 Year Ended       Year Ended
                                               March 31, 2006   March 31, 2005
                                              ---------------  ----------------

EBITDA                                         $  61,203,033     $ 61,003,179

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                  1,274,836          638,935
  Provision for losses on receivables                231,497          315,958
  Cash paid for interest                         (27,874,705)     (26,320,272)
  Cash paid for income taxes                      (9,589,439)      (4,946,343)
  Loss on disposal of assets                          90,263           68,065
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)     (2,914,479)      (3,572,332)
                                              ---------------  ---------------
Net Cash Flows from Operating Activities       $  22,421,006     $ 27,187,190
                                              ===============  ===============
Net Cash Flows from Investing Activities       $ (17,969,948)    $   (747,555)
                                              ===============  ===============
Net Cash Flows from Financing Activities       $  (2,292,679)    $(28,491,473)
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

    AMORTIZATION EXPENSE. Amortization expense for the year ended March 31, 2006 increased $0.5 million, or 6.1%, to $8.8 million from $8.3 million for the year ended March 31, 2005, primarily due to amortization on non-compete agreements arising from acquisitions occurring in fiscal 2005 and 2006.

    INTEREST EXPENSE, NET. Interest expense, net for the year ended March 31, 2006 increased $3.0 million, or 9.8%, to $34.1 million from $31.1 million for the year ended March 31, 2005, primarily due to an approximate 2.0% increase in the average interest rate on the Term Loan and a $0.6 million increase in original issue debt discount amortization on the Senior Discount Notes, offset by higher interest income and a $0.5 million gain on the interest rate swap agreement.

    INCOME TAXES. Income tax expense for the year ended March 31, 2006 decreased $1.8 million, or 24.3%, to $5.5 million from $7.3 million for the year ended March 31, 2005. Our effective tax rate was 41.3% and 43.6% for the years ended March 31, 2006 and 2005, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes. Effective state income tax rates were lower in fiscal 2006, in part due to state income tax savings resulting from the separate incorporation of NBC Textbooks LLC on January 1, 2005.

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

    REVENUES. Revenues for the year ended March 31, 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004 and the corresponding change in revenues (based upon combined revenues for fiscal 2004) were as follows:

                                           Successor             Predecessor
                                 ----------------------------- -----------------           Change
                                   Year Ended    1 Month Ended  11 Months Ended  -------------------------
                                 March 31, 2005 March 31, 2004 February 29, 2004     Amount     Percentage
                                 -------------- -------------- ----------------- -------------- ----------
Bookstore Division               $ 263,667,751   $  5,318,989    $ 234,328,454   $ 24,020,308     10.0 %

Textbook Division                  133,938,475      4,484,265      125,746,000      3,708,210      2.8 %

Complementary Services Division     33,767,440      4,443,778       49,754,314    (20,430,652)   (37.7)%

Intercompany eliminations          (29,219,326)      (929,638)     (24,465,094)    (3,824,594)    15.1 %
                                 -------------- -------------- ---------------- -------------- ----------
                                 $ 402,154,340   $ 13,317,394    $ 385,363,674   $  3,473,272      0.9 %
                                 ============== ============== ================ ============== ==========

    The increase in Bookstore Division revenues was attributable to the addition of acquired bookstores (defined by us as stores acquired since April 1, 2003) offset by slightly lower same-store sales. The new bookstores provided an additional $26.0 million of revenue in the year ended March 31, 2005. The Company defines same store sales for fiscal 2005 as sales from any store, even if expanded or relocated, that has a full twelve months of sales in both fiscal 2005 and fiscal 2004. Same store sales decreased 0.9% primarily due to an approximate 1% decrease in sales of new textbooks and an approximate 3% decline in sales of clothing and insignia wear, which offset an approximate 1% increase in sales of used textbooks. The increase in Textbook Division revenues was due primarily to an approximate 5% increase in the average price per book sold, offset partially by a decrease in the number of units sold. We believe that unit sales are down for the year primarily due to a decrease in the number of units purchased in the December of 2003 and May of 2004 student book buys, which supplied the peak selling periods in fiscal 2005. Textbook Division revenues are limited by the supply of used textbooks available to us. Complementary Services Division revenues decreased primarily due to the decision by the distance education program's largest customer to gradually discontinue the use of our services for delivery of education materials. Revenues from that customer program declined approximately $18 million. In addition, revenues from installation and training activity in the systems business decreased $1.7 million. Corresponding to the overall growth in the number of company owned college bookstores, our intercompany transactions also increased which reduces consolidated revenues.

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

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the year ended March 31, 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004 and the corresponding change in EBITDA (based upon combined EBITDA for fiscal 2004) were as follows:

                                             Successor               Predecessor
                                  ------------------------------- ------------------          Change
                                    Year Ended    1 Month Ended     11 Months Ended  -----------------------
                                  March 31, 2005  March 31, 2004   February 29, 2004     Amount   Percentage
                                  -------------- ---------------- ------------------ ----------- -----------
Bookstore Division                 $ 34,607,848     $ (2,471,525)    $ 33,190,998   $ 3,888,375     12.7 %

Textbook Division                    32,181,393          (85,994)      33,544,806    (1,277,419)    (3.8)%

Complementary Services Division       1,805,367          251,371        2,624,520    (1,070,524)   (37.2)%

Corporate administration             (7,591,429)        (685,336)     (15,012,469)    8,106,376    (51.6)%
                                  -------------- ---------------- ---------------- ------------- ----------
                                   $ 61,003,179     $ (2,991,484)    $ 54,347,855   $ 9,646,808     18.8 %
                                  ============== ================ ================ ============= ==========

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data":

                                                   Successor        Successor        Predecessor
                                                ---------------- ---------------- -----------------
                                                   Year Ended     1 Month Ended    11 Months Ended
                                                 March 31, 2005   March 31, 2004  February 29, 2004
                                                ---------------- ---------------- -----------------
EBITDA                                             $ 61,003,179   $   (2,991,484)    $ 54,347,855

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Interest income                                       638,935           97,587          307,680
  Provision for losses on receivables                   315,958          218,205           66,393
  Cash paid for interest                            (26,320,272)      (6,891,827)     (20,125,528)
  Cash paid for income taxes                         (4,946,343)          (9,991)      (6,466,526)
  Loss on disposal of assets                             68,065           13,582          408,095
  Changes in operating assets and liabilities,
  net of effect of acquisitions/disposals (1)        (3,572,332)     (11,947,584)      10,066,803
                                                ---------------- ---------------- ----------------
Net Cash Flows from Operating Activities           $ 27,187,190   $  (21,511,512)    $ 38,604,772
                                                ================ ================ ================
Net Cash Flows from Investing Activities           $   (747,555)  $ (210,901,223)    $ (6,451,658)
                                                ================ ================ ================
Net Cash Flows from Financing Activities           $(28,491,473)  $  186,026,630     $  8,103,790
                                                ================ ================ ================

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

    INVENTORY OBSOLESCENCE. We account for inventory obsolescence based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by us, inventory write-downs may be required. In determining inventory adjustments, we consider amounts of inventory on hand, projected demand, new editions, and industry factors.

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

    DERIVATIVE FINANCIAL INSTRUMENTS. We utilize derivative financial instruments, from time to time, to manage the risk that changes in interest rates will affect the amount of our future interest payments on our variable rate debt. If written documentation designating the derivative financial instrument as a hedge is not in place at inception of the instrument or if the critical terms of the derivative financial instrument do not match the critical terms of the variable rate debt being hedged, we would be required to recognize changes in the fair value of the portion of the derivative financial instrument not qualifying for hedge accounting immediately in earnings.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At March 31, 2006, our total indebtedness was approximately $416.8 million, consisting of a $176.4 million Term Loan, $175.0 million of Senior Subordinated Notes, $62.5 million of Senior Discount Notes, and $2.9 million of other indebtedness, including capital lease obligations.

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and the Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility's Term Loan, NBC is scheduled to make principal payments totaling approximately $1.8 million in fiscal years 2007-2010 and $169.2 million in fiscal 2011. These scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards the Term Loan principal balances. The estimated excess cash flow payment for fiscal 2006, which is approximately $1.8 million, is due and payable on September 29, 2006 and is included in "current maturities of long-term debt" in the consolidated balance sheets. Future principal payments, after application of the estimated excess cash flow payment, approximate $3.1 million in fiscal 2007 (including the $1.8 million excess cash flow payment), $1.8 million in fiscal years 2008-2010, and $167.9 million in fiscal 2011.

    Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by NBC. On July 15, 2005, NBC entered into an interest rate swap agreement to essentially convert a portion of the variable rate Term Loan into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement was effective as of September 30, 2005. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments commencing September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.

    Subsequent to year-end and in conjunction with the aforementioned acquisition of CBA on May 1, 2006, certain amendments were made to the Credit Agreement to allow for this acquisition, including adding an additional $24.0 million of borrowings under the Term Loan, increasing the Revolving Credit Facility by $15.0 million, and amending certain restrictions and financial covenants. The additional Term Loan borrowings, along with an estimated $4.0 million of our available cash, financed the purchase of all of CBA's outstanding stock and the repayment of all of CBA's outstanding long-term bank indebtedness at closing and will also provide funding for the payment of transaction costs and other liabilities associated with the acquisition. The increase in the Revolving Credit Facility provided the funding necessary to meet the working capital requirements of the acquired bookstores. Scheduled principal payments for such additional borrowings total approximately $0.2 million in fiscal years 2007-2010 and $23.1 million in fiscal 2011. In connection with the changes made to the Senior Credit Facility and in accordance with Emerging Issues Task Force Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," we expect to write off approximately $3.3 million in debt issue costs associated with that facility in place prior to modification.

    Effective August 1, 2005, the Credit Agreement was amended to provide for, among other things, (i) a twelve-month deferral of a scheduled increase in the minimum consolidated interest coverage ratio covenant and (ii) a change in the definition of consolidated EBITDA to exclude up to $4.0 million in charges to be incurred under the NBC Holdings Corp. 2005 Restricted Stock Plan. Debt issue costs incurred in conjunction with this amendment of $0.2 million were capitalized. Additional debt issue costs of $0.6 million in fiscal 2005 pertained to an October 20, 2004 amendment to the Credit Agreement (to provide, among other things, for a temporary $10.0 million incremental revolving credit facility through June 30, 2005) and remaining financing costs associated with the March 4, 2004 Transaction.

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

     (4) NBC completed a cash tender offer for, and partial redemption of, its $110.0 million principal amount of outstanding 8.75% senior subordinated notes. Untendered notes which totaled $15.4 million were called for redemption on March 4, 2004 and redeemed on April 3, 2004. Funds totaling $16.1 million, including accrued interest and call premiums on such indebtedness, were held in escrow ("restricted cash") as of March 31, 2004, pending the April 3, 2004 redemption.

     (5) The Company completed a cash tender offer for, and partial redemption of, its $76.0 million principal amount of outstanding 10.75% senior discount debentures. Untendered debentures which totaled $10.5 million were called for redemption on March 4, 2004 and redeemed on April 3, 2004. Funds totaling $11.0 million, including accrued interest and call premiums on such indebtedness, were held in escrow ("restricted cash") as of March 31, 2004, pending the April 3, 2004 redemption.

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

INVESTING CASH FLOWS

    Our capital expenditures were $7.3 million, $7.7 million, and $4.7 million for the fiscal years ended March 31, 2006, 2005, and 2004, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. Such annual limitation for fiscal 2006 was $10.5 million.

    Business acquisition expenditures were $10.7 million, $20.2 million, and $4.2 million for the fiscal years ended March 31, 2006, 2005, and 2004, respectively. For the fiscal year ended March 31, 2006, three locations were acquired serving Southwest Baptist University; single locations were acquired serving Gannon University, McLennan Community College/Texas State Technical College - Waco, St. Clair County Community College, the University of Delaware, Auburn University, the University of Tennessee - Chattanooga, Salt Lake City Community College, Collin County Community College/the University of Texas at Dallas, Midland Lutheran College, and Washburn University; and single bookstore location start-ups serving the University of North Dakota - Grand Forks, Sinclair Community College, Seminole Community College, and Florida State University/Tallahassee Community College were established. For the fiscal year ended March 31, 2005, single bookstore locations were acquired serving Eastern Michigan University, Alma College, Mississippi State University, Illinois State University, and Morehead State University; two bookstore locations were acquired serving the University of North Florida and Florida Community College at Jacksonville and two bookstore locations were acquired serving Florida State University; and single bookstore location start-ups serving Washington State University and Arizona State University-West Campus were established. For the fiscal year ended March 31, 2004, single bookstore locations were acquired serving Wayne State College, Mesa Community College, Western International University, the University of Toledo, East Tennessee State University, Marshall University; and 3 bookstore locations were acquired serving Michigan State University. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    As discussed previously, on May 1, 2006 we completed the purchase of all of the outstanding stock of CBA for $21.3 million and, at closing, paid off all of CBA's outstanding debt (including CBA's operating line of credit) of approximately $15.2 million.

    During fiscal 2006, bookstore locations serving North Harris College and Western Kentucky University were closed and the leases were not renewed. During fiscal 2005, no bookstores locations were closed. During fiscal 2004, bookstore locations serving Wayne State College, Columbia College, California State University - Northridge, Chadron State College, and Arizona State University were closed, as either the lease expired, the contract-managed relationship was not renewed, or an agreement was reached with the landlord to terminate the lease.

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

OPERATING CASH FLOWS

      Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). For the year ended March 31, 2006, weighted-average borrowings under the Revolving Credit Facility approximated $7.0 million, with actual borrowings ranging from a low of no borrowings to a high of $33.0 million. Net cash flows from operating activities for the year ended March 31, 2006 were $22.4 million, a decrease of $4.8 million from $27.2 million for the year ended March 31, 2005. This decrease in cash flows from operations was partly attributable to a $4.6 million increase in income taxes paid resulting primarily from a $4.5 million refund of fiscal 2004 estimated tax payments received in fiscal 2005 which related mainly to expenses incurred in connection with the March 4, 2004 Transaction. Net cash flows from operating activities for the year ended March 31, 2005 were $27.2 million, an increase of $10.1 million from $17.1 million for the year ended March 31, 2004. This increase in cash flows from operations was primarily attributable to a reduction in cash utilized for stock based compensation and call premiums which were paid in fiscal 2004 in conjunction with the March 4, 2004 Transaction and the December 10, 2003 debt refinancing.

COVENANT RESTRICTIONS

    Access to our principal sources of cash is subject to various restrictions and compliance with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios, and minimum fixed charge coverage ratios. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The Senior Credit Facility restricts NBC's ability to make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by the Company. On May 1, 2006, the Credit Agreement was amended to, among other things, increase the maximum borrowing base to $65.0 million and permit NBC to pay dividends of up to $4.0 million in connection with the NBC Holdings Corp. 2005 Restricted Stock Plan. The indenture governing the Senior Discount Notes restricts the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of NBC and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. Such restrictions are not expected to affect our ability to meet our cash obligations for the foreseeable future.

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

SOURCES OF AND NEEDS FOR CAPITAL

    As of March 31, 2006, NBC could borrow up to $41.0 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at March 31, 2006. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

    After taking into consideration the amendments made on May 1, 2006 in connection with the acquisition of CBA, we believe that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance our current operations, any required excess cash flow payments, cash interest requirements, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing.

    On September 30, 2005, NBC Holdings Corp. and the Company memorialized their understanding that with respect to each option granted by NBC Holdings Corp., pursuant to its 2004 Option Plan, the Company has granted, and will continue to grant, an option to purchase an equivalent number of shares of its common stock at the same exercise price to NBC Holdings Corp. On March 31, 2006, NBC Holdings Corp. and the Company memorialized their understanding that with respect to each share of capital stock issued by NBC Holdings Corp., pursuant to its 2005 Restricted Stock Plan, the Company has issued, and will continue to issue, an equivalent number of shares of its common stock at the same purchase price per share to NBC Holdings Corp.

    The following tables present aggregated information as of March 31, 2006 regarding our contractual obligations and commercial commitments:

                                                                             Payments Due by Period
                                                        -------------------------------------------------------------
              Contractual                                 Less Than         2-3             4-5          After 5
              Obligations                   Total          1 Year          Years           Years          Years
-------------------------------------- ---------------- -------------- --------------- -------------- ---------------
Long-term debt (3)                       $ 428,802,857   $  3,206,582    $  3,655,056   $169,757,674   $ 252,183,545
Interest on long-term debt (1)             191,327,051     27,253,999      63,450,747     68,560,903      32,061,402
Capital lease obligations                    2,506,288        281,604         735,347        966,912         522,425
Interest on capital lease obligations          931,213        239,641         410,790        220,880          59,902
Operating leases                            48,291,000     12,380,000      18,129,000      9,377,000       8,405,000
Unconditional purchase obligations                   -              -               -              -               -
                                       ---------------- -------------- --------------- -------------- ---------------
  Total                                  $ 671,858,409   $ 43,361,826    $ 86,380,940   $248,883,369   $ 293,232,274
                                       ================ ============== =============== ============== ===============


                                                                Amount of Commitment Expiration Per Period
                                            Total       -------------------------------------------------------------
            Other Commercial               Amounts        Less Than         2-3             4-5           Over 5
               Commitments                Committed        1 Year          Years           Years          Years
-------------------------------------- ---------------- -------------- --------------- -------------- ---------------

Unused line of credit (2)                $  50,000,000   $          -    $ 50,000,000   $          -   $           -
                                       ================ ============== =============== ============== ===============

(1) Interest on the variable rate debt is estimated based upon implied forward rates in the yield curve at March 31, 2006, as adjusted for the impact of the interest rate swap agreement in place as of March 31, 2006.

(2) Interest is not estimated on the line of credit due to uncertainty surrounding the timing and extent of usage of the line of credit.

(3) Balance includes $14,547,061 of remaining original issue discount amortization on the Senior Discount Notes at March 31, 2006.

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

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT. SFAS No. 123 (revised 2004) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure the cost of such services based on the grant-date fair value of the award. This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, thereby eliminating the intrinsic value method of accounting for stock-based compensation currently utilized by the Company. SFAS No. 123 (revised 2004) is effective for the Company in fiscal 2007, applying to all awards granted or modified after April 1, 2006.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    This Annual Report on Form 10-K contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. The factors that could cause actual results to differ materially include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media and alternative sources of textbooks for students; digital content sold directly to students; increased competition for the purchase and sale of used textbooks from student to student transactions; inability to successfully acquire or contract-manage additional bookstores or to integrate those additional stores; inability to cost-effectively maintain or increase the number of contract-managed stores; inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or inability to raise or unavailability of additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular this Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $416.8 million in total indebtedness outstanding at March 31, 2006, approximately $176.4 million is subject to fluctuations in the Eurodollar interest rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, NBC entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement at March 31, 2006 was $165.0 million and will decrease periodically to $130.0 million, expiring on September 30, 2008.

    The following table presents quantitative information about our market risk sensitive instruments (the weighted-average variable rates are based on implied forward rates in the yield curve at March 31, 2006):

                                    Fixed Rate Debt           Variable Rate Debt
                               --------------------------  ------------------------
                                               Weighted-                  Weighted-
                                                Average                    Average
                                 Principal     Interest       Principal    Interest
                                Cash Flows (2)   Rate      Cash Flows (1)    Rate
                               --------------  ----------  -------------- ---------
Fiscal Year Ended March 31:
  2007                          $     314,249       9.27%   $   3,173,937     7.68%
  2008                                384,175       9.32%       1,785,836     7.68%
  2009                                434,556       9.36%       1,785,836     7.70%
  2010                                500,438       9.36%       1,785,836     7.78%
  2011                                569,757       9.36%     167,868,555     7.84%
  Thereafter                      252,705,970       9.74%               -        -
                               --------------  ----------  -------------- ---------
    Total                       $ 254,909,145       9.42%   $ 176,400,000     7.73%
                               ==============  ==========  ============== =========

    Fair Value                  $ 218,633,430          -    $ 176,400,000        -
                               ==============              ==============

                                            Interest Rate Swap
                                ------------------------------------------
                                                Weighted-     Weighted-
                                   Average       Average       Average
                                  Notional       Receive         Pay
                                  Amounts         Rate           Rate
                                --------------  ----------  --------------
Fiscal Year Ended March 31:
  2007                          $ 157,500,000       5.18%           4.34%
  2008                            135,000,000       5.18%           4.34%
  2009                             65,000,000       5.18%           4.34%
                                                ----------  --------------
                                                    5.18%           4.34%
                                                ==========  ==============
    Fair Value ("in the money") $   2,833,000          -               -
                               ==============

(1) Principal cash flows represent scheduled principal payments and are adjusted for anticipated excess cash flow payments and optional prepayments (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, to be applied toward principal balances.

(2) Balance includes $14,547,061 of remaining original issue discount amortization on the Senior Discount Notes at March 31, 2006.

    Certain quantitative market risk disclosures have changed since March 31, 2005 as a result of market fluctuations, movement in interest rates, a new interest rate swap agreement, and principal payments. The following table presents summarized market risk information for the years ended March 31, 2006 and 2005, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):


                                              March 31,        March 31,
                                                 2006            2005
                                            --------------- ----------------
Fair Values:
  Fixed rate debt                            $ 218,633,430    $ 227,672,616
  Variable rate debt                           176,400,000      178,200,000
  Interest rate swap ("in-the-money")            2,833,000                -

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                    9.42%            9.39%
  Variable rate debt                                 7.73%            7.21%
  Interest rate swap receive rate                    5.18%                -
  Interest rate swap pay rate                        4.34%                -

                ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF NBC ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm                       39

Consolidated Balance Sheets as of March 31, 2006 and March 31, 2005           40

Consolidated Statements of Operations for the Years Ended March 31, 2006
and 2005 (Successor), the One Month Ended March 31, 2004 (Successor),
and the Eleven Months Ended February 29, 2004 (Predecessor)                   41

Consolidated Statements of Stockholders' Equity (Deficit) for the Years
Ended March 31, 2006 and 2005 (Successor), the One Month Ended
March 31, 2004 (Successor), and the Eleven Months Ended February 29, 2004
(Predecessor)                                                                 42

Consolidated Statements of Cash Flows for the Years Ended March 31, 2006
and 2005 (Successor), the One Month Ended March 31, 2004 (Successor),
and the Eleven Months Ended February 29, 2004 (Predecessor)                   44

Notes to Consolidated Financial Statements                                    45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NBC Acquisition Corp.
Lincoln, Nebraska

    We have audited the accompanying consolidated balance sheets of NBC Acquisition Corp. and subsidiary as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2006 and 2005 (Successor), the one month ended March 31, 2004 (Successor), and the eleven months ended February 29, 2004 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NBC Acquisition Corp. and subsidiary as of March 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended March 31, 2006 and 2005 (Successor), the one month ended March 31, 2004 (Successor), and the eleven months ended February 29, 2004 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP

Lincoln, Nebraska
June 28, 2006

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                                                   March 31,      March 31,
                                                                     2006           2005
                                                                 -------------- --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $   33,382,722  $  31,224,343
  Receivables                                                       37,760,786     30,953,133
  Inventories                                                       74,878,442     72,559,962
  Recoverable income taxes                                           1,438,819              -
  Deferred income taxes                                              5,183,002      5,536,182
  Prepaid expenses and other assets                                  1,634,483        586,981
                                                                 -------------- --------------
    Total current assets                                           154,278,254    140,860,601

PROPERTY AND EQUIPMENT, net of depreciation & amortization          39,962,913     37,512,387

GOODWILL                                                           293,049,842    284,898,526

IDENTIFIABLE INTANGIBLES, net of amortization                      145,292,628    152,650,661

DEBT ISSUE COSTS, net of amortization                                9,430,201     10,895,711

OTHER ASSETS                                                         5,065,466      2,348,256
                                                                 -------------- --------------

                                                                $  647,079,304  $ 629,166,142
                                                                 ============== ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $   19,810,267  $  15,724,221
  Accrued employee compensation and benefits                        10,014,671      7,934,817
  Accrued interest                                                     628,906        628,906
  Accrued incentives                                                 7,559,496      7,761,296
  Accrued expenses                                                     996,200      1,146,388
  Income taxes payable                                                       -        544,578
  Deferred revenue                                                     714,423      1,042,660
  Current maturities of long-term debt                               3,206,582      1,832,144
  Current maturities of capital lease obligations                      281,604        237,955
                                                                 -------------- --------------
    Total current liabilities                                       43,212,149     36,852,965

LONG-TERM DEBT, net of current maturities                          411,049,214    407,913,842

CAPITAL LEASE OBLIGATIONS, net of current maturities                 2,224,684      2,529,253

OTHER LONG-TERM LIABILITIES                                          1,528,533      1,316,835

DEFERRED INCOME TAXES                                               55,907,364     56,744,462

COMMITMENTS (Note I)

STOCKHOLDERS' EQUITY:
  Common stock, voting, authorized 5,000,000 shares
  of $.01 par value; issued and outstanding
  554,094 and 549,254 shares at March 31, 2006
  and 2005, respectively                                                 5,541          5,493
  Additional paid-in capital                                       111,028,177    110,963,897
  Notes receivable from stockholders                                   (92,635)       (92,675)
  Retained earnings                                                 20,802,277     12,932,070
  Accumulated other comprehensive income                             1,414,000              -
                                                                 -------------- --------------
    Total stockholders' equity                                     133,157,360    123,808,785
                                                                 -------------- --------------
                                                                $  647,079,304  $ 629,166,142
                                                                 ============== ==============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------

                                                           Successor                  Predecessor
                                           ----------------------------------------- -------------
                                            Year Ended    Year Ended   1 Month Ended 11 Months Ended
                                            March 31,     March 31,     March 31,    February 29,
                                               2006          2005          2004          2004
                                           ------------- ------------- ------------- -------------

REVENUES, net of returns                   $420,107,899  $402,154,340  $ 13,317,394  $385,363,674

COSTS OF SALES (exclusive of
depreciation shown below)                   250,914,049   240,638,133     7,768,616   231,874,108
                                           ------------- ------------- ------------- -------------
  Gross profit                              169,193,850   161,516,207     5,548,778   153,489,566

OPERATING EXPENSES:
  Selling, general and administrative       107,990,817   100,513,028     8,540,262    91,877,771
  Depreciation                                4,912,731     4,907,843       349,501     3,396,106
  Amortization                                8,762,398     8,258,500       649,000     1,162,320
  Stock-based compensation                            -             -             -     7,263,940
                                           ------------- ------------- ------------- -------------
                                            121,665,946   113,679,371     9,538,763   103,700,137
                                           ------------- ------------- ------------- -------------

INCOME (LOSS) FROM OPERATIONS                47,527,904    47,836,836    (3,989,985)   49,789,429
                                           ------------- ------------- ------------- -------------
OTHER EXPENSES (INCOME):
  Interest expense                           35,930,981    31,724,914     2,848,447    34,535,902
  Interest income                            (1,274,836)     (638,935)      (97,587)     (307,680)
  Gain on derivative financial instruments     (525,000)            -             -       (57,296)
                                           ------------- ------------- ------------- -------------
                                             34,131,145    31,085,979     2,750,860    34,170,926
                                           ------------- ------------- ------------- -------------

INCOME (LOSS) BEFORE INCOME TAXES            13,396,759    16,750,857    (6,740,845)   15,618,503

INCOME TAX EXPENSE (BENEFIT)                  5,526,552     7,304,221    (2,505,159)    6,449,617
                                           ------------- ------------- ------------- -------------
NET INCOME (LOSS)                          $  7,870,207  $  9,446,636  $ (4,235,686) $  9,168,886
                                           ============= ============= ============= =============
EARNINGS (LOSS) PER SHARE:
  Basic                                    $      14.32  $      17.20  $      (7.71) $       7.25
                                           ============= ============= ============= =============

  Diluted                                  $      14.00  $      16.84  $      (7.71) $       7.10
                                           ============= ============= ============= =============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------

                                                       Notes        Retained    Accumulated
                                         Additional  Receivable     Earnings       Other
                              Common      Paid-in      From       (Accumulated  Comprehensive  Treasury               Comprehensive
                               Stock      Capital   Stockhoders     Deficit)    Income (Loss)   Stock       Total     Income (Loss)
                              -------    --------- ------------   ------------  -------------  --------   ---------  --------------
BALANCE, April 1, 2003
(Predecessor)                 $12,642 $ 65,381,476 $ (336,681)  $ (116,007,553) $ (418,631)  $         - $(51,368,747)

Issuance of 39,905 shares of
common stock                      400    9,722,283          -                -           -             -    9,722,683   $         -

Issuance of 300 shares
of common stock upon
exercise of stock options,
including tax benefit
of $10,000                          3       25,737          -                -           -             -       25,740             -

Payment on stockholder notes        -            -    208,089                -           -             -      208,089             -

Interest accrued on
stockholder notes                   -            -    (14,437)               -           -             -      (14,437)            -

Net income                          -            -          -        9,168,886           -             -    9,168,886     9,168,886

Reacquired 116,786 shares
of common stock                     -            -          -                -           -   (32,696,577) (32,696,577)            -

Other comprehensive income,
net of taxes:

  Unrealized gains on interest
  rate swap agreements,
  net of taxes of $256,145          -            -          -                -     418,631             -      418,631       418,631

                              -------- ----------- -----------  --------------- ----------- ------------  ------------- ------------
BALANCE, February 29, 2004
(Predecessor)                  13,045   75,129,496   (143,029)    (106,838,667)          -   (32,696,577) (64,535,732)  $ 9,587,517
                                                                                                                        ============

March 4, 2004 Transaction:

  Record step-up in basis
  of assets and liabilities         _  336,164,201          -                -           -             -  336,164,201   $         -

  Capital contribution              -   28,164,181          -                -           -             -   28,164,181             -

  Exchange of shares of
  common stock
  (115,088 shares)              1,151       (1,151)         -                -           -             -            -             -

  Cancellation of 870,285
  shares of common stock       (8,703)(180,357,483)         -                -           -             - (180,366,186)            -

  Reset equity accounts             - (147,256,607)       243      114,559,787           -    32,696,577            -             -

  Costs of transaction              -     (878,740)         -                -           -             -     (878,740)            -

  Payment on stockholder notes      -            -     50,471                -           -             -       50,471             -

                              -------- ----------- -----------  --------------- ----------- ------------ ------------- ------------
BALANCE, March 1, 2004
(Successor)                     5,493  110,963,897    (92,315)       7,721,120           -             -  118,598,195             -

Interest accrued on
stockholder notes                   -            -       (374)               -           -             -         (374)            -

Net loss                            -            -          -       (4,235,686)          -             -   (4,235,686)   (4,235,686)

                              -------- ----------- -----------  --------------- ----------- ------------ ------------- ------------
BALANCE, March 31, 2004
(Successor)                   $ 5,493 $110,963,897 $  (92,689)  $    3,485,434  $        -  $          - $114,362,135   $(4,235,686)
                              ======== =========== ===========  =============== =========== ============ ============= ============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------

                                                                          Notes                 Accumulated
                                                            Additional  Receivable                 Other
                                                   Common    Paid-in      From       Retained   Comprehensive          Comprehensive
                                                   Stock     Capital   Stockholders Earnings      Income        Total     Income
                                                  -------- ----------- ------------ --------- -------------- ---------- ------------
BALANCE, April 1, 2004 (Successor)                 $ 5,493 $ 110,963,897 $(92,689) $ 3,485,434  $         - $114,362,135

Payment on stockholder note                              -             -    4,882            -            -        4,882  $        -

Interest accrued on stockholder note                     -             -   (4,868)           -            -       (4,868)          -

Net income                                               -             -        -    9,446,636            -    9,446,636   9,446,636
                                                  -------- ------------- --------- ----------- ------------ ------------ -----------
BALANCE, March 31, 2005 (Successor)                  5,493   110,963,897  (92,675)  12,932,070            -  123,808,785  $9,446,636
                                                                                                                         ===========

Payment on stockholder note                              -             -    4,869            -            -        4,869  $        -

Interest accrued on stockholder note                     -             -   (4,829)           -            -       (4,829)          -

Net income                                               -             -        -    7,870,207            -    7,870,207   7,870,207

Issuance of 4,840 shares of common stock                48        44,280        -            -            -       44,328           -

Tax benefit arising from exercise of
640 stock options                                        -        20,000        -            -            -       20,000           -

Other comprehensive income, net of taxes:

  Unrealized gain on interest rate swap
  agreement, net of taxes of $894,000                    -             -        -            -    1,414,000    1,414,000   1,414,000
                                                  -------- ------------- --------- ----------- ------------ ------------ -----------
BALANCE, March 31, 2006 (Successor)                $ 5,541 $ 111,028,177 $(92,635) $20,802,277  $ 1,414,000 $133,157,360  $9,284,207
                                                  ======== ============= ========= =========== ============ ============ ===========


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------


                                                                              Successor                   Predecessor
                                                               ----------------------------------------- ---------------
                                                                Year Ended    Year Ended  1 Month Ended  11 Months Ended
                                                                March 31,     March 31,     March 31,     February 29,
                                                                   2006          2005          2004           2004
                                                               ------------- ------------- ------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                            $  7,870,207  $  9,446,636  $ (4,235,686) $ 9,168,886
  Adjustments to reconcile net income (loss)
  to net cash flows from operating activities:
    Provision for losses on receivables                             231,497       315,958       218,205       66,393
    Depreciation                                                  4,912,731     4,907,843       349,501    3,396,106
    Amortization                                                 10,476,721     9,902,079       779,638   11,048,406
    Original issue debt discount amortization                     6,341,953     5,697,942       403,854            -
    Noncash interest income from derivative
    financial instruments                                                 -             -             -       (1,030)
    Gain on derivative financial instruments                       (525,000)            -             -     (169,863)
    Loss on disposal of assets                                       90,263        68,065        13,582      408,095
    Deferred income taxes                                        (2,085,907)   (3,253,437)   (1,051,672)   3,951,025
    Changes in operating assets and liabilities,
    net of effect of acquisitions/disposals:
      Receivables                                                (7,012,834)     (714,820)   (4,242,720)   3,658,110
      Inventories                                                    99,541       192,149     5,031,722   (4,791,883)
      Recoverable income taxes                                   (1,438,819)    5,351,480    (1,463,478)  (3,853,002)
      Prepaid expenses and other assets                          (1,017,502)      300,768       (88,681)      83,487
      Other assets                                                  244,343      (379,720)     (363,805)    (814,529)
      Accounts payable                                            3,351,602    (2,795,270)  (11,158,543)  10,418,017
      Accrued employee compensation and benefits                  1,895,832    (1,267,618)   (1,005,513)    (602,470)
      Accrued interest                                                    -    (1,936,879)   (4,577,872)   4,637,885
      Accrued incentives                                           (201,800)      778,992      (213,186)   1,676,607
      Accrued expenses                                             (157,122)      (91,363)      (61,411)     192,125
      Income taxes payable                                         (538,161)      259,835             -      (89,932)
      Deferred revenue                                             (328,237)      144,002       153,037      207,391
      Other long-term liabilities                                   211,698       260,548         1,516       14,948
                                                               ------------- ------------- ------------- ------------

        Net cash flows from operating activities                 22,421,006    27,187,190   (21,511,512)  38,604,772

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (7,311,694)   (7,665,675)     (719,844)  (3,964,662)
  Payment of March 4, 2004 Transaction merger consideration               -             -  (181,244,926)           -
  (Increase) decrease in restricted cash                                  -    27,065,000   (27,065,000)           -
  Acquisitions, net of cash acquired                            (10,696,283)  (20,160,079)   (1,848,798)  (2,355,486)
  Proceeds from sale of property and equipment and other             38,029        13,199         2,095        9,676
  Software development costs                                              -             -       (24,750)    (141,186)
                                                               ------------- ------------- ------------- ------------

         Net cash flows from investing activities               (17,969,948)     (747,555) (210,901,223)  (6,451,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                -             -   405,009,190   75,000,000
  Capital contribution                                                    -             -    28,164,181            -
  Proceeds from issuance of common stock                                 42             -             -            -
  Payment of financing costs                                       (248,813)     (570,381)  (12,099,547)  (3,830,335)
  Principal payments on long-term debt                           (1,832,143)  (27,743,880) (235,087,270) (30,470,840)
  Principal payments on capital lease obligations                  (260,920)     (182,094)      (10,395)    (122,287)
  Proceeds from exercise of stock options                            44,286             -             -       15,740
  Purchases of treasury stock                                             -             -             -  (32,696,577)
  Proceeds from payment on notes receivable from stockholders         4,869         4,882        50,471      208,089
                                                               ------------- ------------- ------------- ------------
         Net cash flows from financing activities                (2,292,679)  (28,491,473)  186,026,630    8,103,790
                                                               ------------- ------------- ------------- ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              2,158,379    (2,051,838)  (46,386,105)  40,256,904

CASH AND CASH EQUIVALENTS, Beginning of period                   31,224,343    33,276,181    79,662,286   39,405,382
                                                               ------------- ------------- ------------- ------------
CASH AND CASH EQUIVALENTS, End of period                       $ 33,382,722  $ 31,224,343  $ 33,276,181  $79,662,286
                                                               ============= ============= ============= ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                   $ 27,874,705  $ 26,320,272  $  6,891,827  $20,125,528
    Income taxes                                                  9,589,439     4,946,343         9,991    6,466,526
  Noncash investing and financing activities:
    Revaluation of assets and equity in
    March 4, 2004 Transaction                                  $          -  $          -  $336,164,201  $         -

    Acquisition of TheCampusHub.com, Inc.
    through issuance of common stock                                      -             -             -    9,722,683

    Property acquired through capital lease                               -       643,718             -            -
    Accumulated other comprehensive income:
      Unrealized gains on interest rate swap agreements,
      net of income taxes                                         1,414,000             -             -      418,631

      Deferred taxes resulting from accumulated other
      comprehensive income (loss)                                   894,000             -             -      256,145
    Tax benefit on exercise of stock options                         20,000             -             -       10,000

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A.  NATURE OF OPERATIONS

    NBC Acquisition Corp. (the "Company") does not conduct significant activities apart from its investment in Nebraska Book Company, Inc. ("NBC"). Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC. References to "the Company" and "NBC" are used interchangeably when discussing such operational matters. NBC participates in the college bookstore industry primarily by operating its own college bookstores, by providing used textbooks to college bookstore operators, by providing distance education products and services, and by providing proprietary college bookstore information and E-commerce systems, consulting services, and other services.

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

    SHIPPING AND HANDLING FEES AND COSTS: Amounts billed to a customer for shipping and handling have been classified as revenues in the consolidated statements of operations and approximated $3.2 million, $4.0 million, $0.4 million, and $5.8 million for the years ended March 31, 2006 and 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004, respectively. Shipping and handling costs are included in operating expenses in the consolidated statements of operations and approximated $7.4 million, $8.4 million, $0.7 million, and $9.4 million for the years ended March 31, 2006 and 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004, respectively.

    SALES TAX COLLECTIONS: Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for by the Company on a net basis, with no impact on revenues and any differences between amount collected and amount remitted being recorded in selling, general and administrative expenses.

    ADVERTISING: Advertising costs are expensed as incurred and approximated $5.9 million, $4.5 million, $0.2 million, and $4.0 million for the years ended March 31, 2006 and 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004, respectively.

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

    GOODWILL: Goodwill arose as a result of the March 4, 2004 Transaction described in Note C and the acquisition of bookstore operations subsequent thereto. Goodwill is not amortized but rather tested at least annually for impairment. The test for impairment of goodwill is a two-step process that identifies potential impairment and then measures the amount of such impairment to be recorded in the consolidated financial statements. There were no impairment losses recognized during the periods presented.

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

    Development costs included in the research and development of new software products and enhancements to existing software products associated with the Company's proprietary college bookstore information systems and E-commerce technology are expensed as incurred until technological feasibility has been established. After technological feasibility is established, additional development costs are capitalized and amortized on a straight-line basis over the lesser of six years or the economic life of the related product. Recoverability of such capitalized costs is evaluated based upon estimates of future undiscounted cash flows. There were no impairment losses recognized during the periods presented. Amortization of the capitalized costs associated with such functionalities totaled $1.9 million, $1.9 million, $0.2 million, and $1.0 million for the years ended March 31, 2006 and 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004, respectively.

    IDENTIFIABLE INTANGIBLES - COVENANTS NOT TO COMPETE: The identifiable intangible asset for covenants not to compete represents the value assigned to such agreements, which are typically entered into with the owners of college bookstores acquired by the Company. This identifiable intangible is amortized on a straight-line basis over the term of the agreement, which ranges from 3 to 5 years.

    DEBT ISSUE COSTS: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt. Accumulated amortization of such costs as of March 31, 2006 and 2005 was approximately $3.5 million and $1.8 million, respectively. Debt issue costs related to retired debt were written off to interest expense in connection with the December 10, 2003 debt refinancing and the March 4, 2004 Transaction and totaled $0.5 million and $7.8 million, respectively.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of March 31, 2006 and 2005, because of the relatively short maturity of these instruments. The fair value of long-term debt, including the current maturities, was approximately $395.0 million and $405.9 million as of March 31, 2006 and 2005, respectively, as determined by quoted market values and prevailing interest rates for similar debt issues.

    STOCK-BASED COMPENSATION: The Company accounts for its stock-based compensation under provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations utilizing the intrinsic value method. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting.

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

                                                                       Successor                     Predecessor
                                                      -------------------------------------------- ---------------
                                                        Year Ended    Year Ended    1 Month Ended   11 Months Ended
                                                        March 31,     March 31,       March 31,      February 29,
                                                          2006           2005            2004            2004
                                                      ------------- -------------- --------------- ---------------

Net income (loss), as reported                         $ 7,870,207    $ 9,446,636    $ (4,235,686)    $ 9,168,886

Add:  Stock-based employee compensation expense
included in reported net income, net of related tax
effects                                                          -              -               -       4,358,364

Deduct:  Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                     (78,859)       (71,410)              -      (4,455,453)

                                                      ------------- -------------- --------------- ---------------
Pro forma net income (loss)                            $ 7,791,348    $ 9,375,226    $ (4,235,686)    $ 9,071,797
                                                      ============= ============== =============== ===============

Earnings (loss) per share:
  Basic - as reported                                  $     14.32    $     17.20    $      (7.71)    $      7.25
  Basic - pro forma                                          14.18          17.07           (7.71)           7.17
  Diluted - as reported                                      14.00          16.84           (7.71)           7.10
  Diluted - pro forma                                        13.86          16.71           (7.71)           6.94

    RESTRICTED STOCK: Under the NBC Holdings Corp. 2005 Restricted Stock Plan, 4,200 shares of NBC Holdings Corp. capital stock may be and were issued on March 31, 2006 for $0.01 per share to certain officers and directors of the Company. Certain restrictions limit the sale or transfer of these shares (as more fully described in Note O to the consolidated financial statements). Such shares are subject to both call rights on behalf of NBC Holdings Corp. and put rights on behalf of the officers and directors once vested (as more fully described in Note O to the consolidated financial statements). The shares vest on September 30, 2010 (the "vesting date"). Due to the existence of the put rights, stock-based compensation will be accrued from March 31, 2006 until the vesting date and recorded as "other long-term liabilities" in the consolidated balance sheets.

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

    COMMON STOCK SHARES ISSUED: Changes in the number of shares of Common Stock issued for the years ended March 31, 2006 and 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004 are as follows:

                                                           Common Stock
                                                              Shares
                                                              Issued
                                                           ------------

BALANCE, April 1, 2003 (Predecessor)                         1,264,246

  Issuance of common stock                                      39,905

  Issuance of common stock upon exercise of stock options          300
                                                           ------------
BALANCE, February 29, 2004 (Predecessor)                     1,304,451

  March 4, 2004 Transaction:

    Exchange of shares of common stock                         115,088

    Cancellation of common stock                              (870,285)
                                                           ------------
BALANCE, March 1, 2004 (Successor)                             549,254

  Common stock transactions                                          -
                                                           ------------
BALANCE, March 31, 2004 (Successor)                            549,254

  Common stock transactions                                          -
                                                           ------------

BALANCE, March 31, 2005 (Successor)                            549,254

  Issuance of common stock under restricted stock plan           4,200

  Issuance of common stock upon exercise of stock options          640
                                                           ------------
BALANCE, March 31, 2006 (Successor)                            554,094
                                                           ============

    COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) includes net income and other comprehensive income (losses). Other comprehensive income (losses) consists of unrealized gains (losses) on interest rate swap agreements, net of taxes.

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

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT. SFAS No. 123 (revised 2004) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure the cost of such services based on the grant-date fair value of the award. This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, thereby eliminating the intrinsic value method of accounting for stock-based compensation currently utilized by the Company. SFAS No. 123 (revised 2004) is effective for the Company in fiscal 2007, applying to all awards granted or modified after April 1, 2006.

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

     (4) NBC completed a cash tender offer for, and partial redemption of, its $110.0 million principal amount of outstanding 8.75% senior subordinated notes. Untendered notes which totaled $15.4 million were called for redemption on March 4, 2004 and redeemed on April 3, 2004. Funds totaling $16.1 million, including accrued interest and call premiums on such indebtedness, were held in escrow ("restricted cash") as of March 31, 2004, pending the April 3, 2004 redemption.

     (5) The Company completed a cash tender offer for, and partial redemption of, its $76.0 million principal amount of outstanding 10.75% senior discount debentures. Untendered debentures which totaled $10.5 million were called for redemption on March 4, 2004 and redeemed on April 3, 2004. Funds totaling $11.0 million, including accrued interest and call premiums on such indebtedness, were held in escrow ("restricted cash") as of March 31, 2004, pending the April 3, 2004 redemption.

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


    The following table summarizes the purchase price allocation of the March 4, 2004 Transaction:

Purchase Price:
  Net debt issued in transaction                                            $ 144,009,190

  Contribution of existing equity:
    Weston Presidio                                                            74,345,695
    Current and former members of management                                      630,511

  Capital contribution from NBC Holdings Corp.                                 28,164,181

  Purchase of 36,455 shares by Weston Presidio directly from shareholders       8,435,958

  Net cash paid by Company                                                      8,192,816

  Fair value of NBC Holdings Corp. options granted                              7,850,118
                                                                           ---------------
    Total Purchase Price                                                                     $ 271,628,469

Net Book Value of Tangible Assets Acquired and Liabilities Assumed                              99,974,415
                                                                                           ----------------
Excess Purchase Price                                                                        $ 371,602,884
                                                                                           ================
Allocation of Excess Purchase Price:

  Goodwill                                                                                   $ 269,061,875

  Identifiable Intangibles:

    Customer relationships                                                  $ 114,830,000
    Tradename                                                                  31,320,000
    Developed technology                                                       11,449,000      157,599,000
                                                                           ---------------

  Property and Equipment                                                                         7,098,009

  Deferred Tax Liability                                                                       (62,156,000)
                                                                                           ----------------
                                                                                             $ 371,602,884
                                                                                           ================

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


    The following unaudited pro forma financial information was prepared as if the March 4, 2004 Transaction had occurred at the beginning of each of the periods presented:

                                       Successor       Predecessor
                                    --------------- ------------------
                                          One            Eleven
                                      Month Ended     Months Ended
                                     March 31, 2004 February 29, 2004
                                    --------------- -----------------
Revenues, net of returns              $ 13,317,394     $ 385,363,674
Net income (loss)                       (4,037,597)       13,015,943
Earnings (loss) per share:
  Basic                                      (7.35)            23.70
  Diluted                                    (7.35)            23.20

     These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for depreciation and amortization arising from the step-up in basis of assets in the March 4, 2004 Transaction, interest expense on debt issued in connection with the March 4, 2004 Transaction, and the related income tax adjustments. These adjustments were tax effected using the Company's effective tax rates of 37.2% and 41.3% for the one month ended March 31, 2004 and the eleven months ended February 29, 2004, respectively. The pro forma information is not necessarily indicative of the results that would have occurred had the March 4, 2004 Transaction occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

D.  RECEIVABLES

    Receivables are summarized as follows:

                                                            March 31,
                                                 ------------------------------
                                                      2006            2005
                                                 ---------------  -------------
Trade receivables, less allowance for doubtful
accounts of $510,839 at March 31, 2006 and 2005    $ 18,384,821   $ 15,167,497
Receivables from book publishers for returns         13,082,537      9,765,214
Advances for book buy-backs                           4,563,572      4,576,363
Computer finance agreements, current portion            290,000        253,000
Other                                                 1,439,856      1,191,059
                                                 ---------------  -------------
                                                   $ 37,760,786   $ 30,953,133
                                                 ===============  =============


   Trade receivables include the effect of estimated product returns. The amount of estimated product returns at March 31, 2006 and 2005 was approximately $4.9 million and $6.6 million, respectively.

E.  INVENTORIES

    Inventories are summarized as follows:
                                                        March 31,
                                             --------------------------------
                                                 2006             2005
                                             --------------- ----------------
Bookstore Division                             $ 43,922,080     $ 40,084,363
Textbook Division                                28,775,512       30,113,141
Complementary Services Division                   2,180,850        2,362,458
                                             --------------- ----------------
                                               $ 74,878,442     $ 72,559,962
                                             =============== ================

    Textbook Division inventories include the effect of estimated product returns. The amount of estimated product returns at March 31, 2006 and 2005 was approximately $2.3 million and $3.0 million, respectively.

    General and administrative costs associated with the storage and handling of inventory totaled approximately $8.5 million and $7.6 million for the years ended March 31, 2006 and 2005, respectively, of which approximately $2.2 million and $2.0 million was capitalized into inventory at March 31, 2006 and 2005.

F.  PROPERTY AND EQUIPMENT

    A summary of the cost of property and equipment follows:

                                                         March 31,
                                              --------------------------------
                                                   2006             2005
                                              ---------------  ---------------
Land                                            $  3,565,382     $  3,565,382
Buildings and improvements                        20,167,524       19,323,431
Leasehold improvements                             7,085,846        5,057,273
Furniture and fixtures                            10,359,449        8,703,700
Information systems                                7,014,081        5,153,788
Automobiles and trucks                               220,529          215,270
Machinery                                            344,452          334,249
Projects in process                                1,298,304          407,117
                                              ---------------  ---------------
                                                  50,055,567       42,760,210
Less:  Accumulated depreciation & amortization   (10,092,654)      (5,247,823)
                                              ---------------  ---------------
                                                $ 39,962,913     $ 37,512,387
                                              ===============  ===============


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

    During the fiscal year ended March 31, 2006, NBC acquired thirteen college bookstore locations in ten separate transactions, none of which was material to the Company's consolidated financial statements. In April of 2005, NBC acquired certain assets of an institutional ("contract-managed") bookstore location serving Gannon University. Also in April of 2005, NBC acquired certain assets of a privately owned bookstore serving McLennan Community College and Texas State Technical College - Waco. In June of 2005, NBC acquired certain assets of a contract-managed bookstore location serving St. Clair County Community College. In July of 2005, NBC acquired certain assets of a privately owned bookstore serving the University of Delaware. In August of 2005, NBC acquired the stock of a privately owned bookstore serving Auburn University. In October of 2005, NBC acquired certain assets of a privately owned bookstore serving the University of Tennessee - Chattanooga. A second transaction occurred in October of 2005 to acquire certain assets of a contract-managed bookstore with three locations serving Southwest Baptist University. In November of 2005, NBC acquired certain assets of two privately owned bookstores, one serving Salt Lake City Community College and one serving Collin County Community College and the University of Texas at Dallas. In March of 2006, NBC acquired certain assets of a contract-managed bookstore location serving Midland Lutheran College. Also in March of 2006, NBC acquired certain assets of a privately owned bookstore serving Washburn University. The total purchase price, net of cash acquired, of such acquisitions was approximately $10.7 million, of which approximately $1.4 million was assigned to covenants not to compete with amortization periods of three years, approximately $5.2 million was assigned to tax-deductible goodwill, and approximately $2.4 million was assigned to non tax-deductible goodwill.

    On May 1, 2006, NBC acquired College Book Stores of America, Inc. ("CBA"), as more fully described in Note S to the consolidated financial statements.

    The changes in the carrying amount of goodwill for the years ended March 31, 2006 and 2005, in total and by reportable segment, are as follows:

                                   Bookstore       Corporate
                                   Division     Administration       Total
                                 -------------- ---------------- ---------------
Balance, April 1, 2004             $ 1,532,260    $ 269,061,875   $ 270,594,135

  Additions to goodwill:

    Bookstore acquisitions          14,304,391                -      14,304,391

                                 -------------- ---------------- ---------------
Balance, March 31, 2005             15,836,651      269,061,875     284,898,526

  Additions to goodwill:

    Bookstore acquisitions           7,524,419                -       7,524,419

  Purchase accounting adjustments      626,897                -         626,897

                                 -------------- ---------------- ---------------
Balance, March 31, 2006            $23,987,967    $ 269,061,875   $ 293,049,842
                                 ============== ================ ===============


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

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of March 31, 2006 and 2005:

                                              March 31, 2006
                              ------------------------------------------------
                                   Gross                            Net
                                  Carrying      Accumulated       Carrying
                                   Amount       Amortization       Amount
                              ---------------- -------------- ----------------
 Customer relationships         $ 114,830,000  $ (11,961,100)   $ 102,868,900
 Developed technology              11,473,750     (3,983,689)       7,490,061
 Covenants not to compete           5,221,000     (1,607,333)       3,613,667
                              ---------------- -------------- ----------------
                                $ 131,524,750  $ (17,552,122)   $ 113,972,628
                              ================ ============== ================

                                               March 31, 2005
                              ------------------------------------------------
                                   Gross                            Net
                                  Carrying      Accumulated       Carrying
                                   Amount       Amortization       Amount
                              ---------------- -------------- ----------------
 Customer relationships         $ 114,830,000  $  (6,219,580)   $ 108,610,420
 Developed technology              11,473,750     (2,071,333)       9,402,417
 Covenants not to compete           4,084,333       (766,509)       3,317,824
                              ---------------- -------------- ----------------
                                $ 130,388,083  $  (9,057,422)   $ 121,330,661
                              ================ ============== ================

    Information regarding aggregate amortization expense for the years ended March 31, 2006 and 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                           Amortization
                                                             Expense
                                                          --------------

Year ended March 31, 2006 (Successor)                       $ 8,742,033
Year ended March 31, 2005 (Successor)                         8,249,971
One month ended March 31, 2004 (Successor)                      648,289
Eleven months ended February 29, 2004 (Predecessor)           1,154,502

Estimated amortization expense for the fiscal years ending
March 31:
  2007                                                      $ 8,970,000
  2008                                                        8,683,000
  2009                                                        8,457,000
  2010                                                        7,847,000
  2011                                                        5,769,000


    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

H.  LONG-TERM DEBT

    Details regarding each of the instruments of indebtedness of the Company are provided in the following table:

                                                                                               March 31,
                                                                                     -----------------------------
                                                                                         2006           2005
                                                                                     -------------- --------------
Term Loan due March 4, 2011, principal and interest payments due quarterly, interest accrues at a floating rate based on Eurodollar rate plus an applicable
margin percent (6.70% and 4.67% at March 31, 2006 and 2005, respectively)             $176,400,000   $178,200,000

Senior Subordinated Notes, unsecured, principal due on March 15, 2012, interest payments accrue at a fixed rate of 8.625% and are payable semi-annually on March
15 and September 15 beginning September 15, 2004                                       175,000,000    175,000,000

Senior Discount Notes, unsecured, net of a discount of $14,547,061 and
$20,889,014 at March 31, 2006 and 2005, respectively, principal due on March 15,
2013, interest accretes at a rate of 11.0% to a face amount of $77.0 million on
March 15, 2008, interest payments accrue beginning March 15, 2008 at a fixed rate of 11.0% and are payable semi-annually on March 15 and September 15
beginning September 15, 2008                                                            62,452,939     56,110,986

Mortgage note payable with an insurance company assumed with the acquisition of a bookstore facility, due December 1, 2013, monthly payments of $6,446 including
interest at 10.75%                                                                         402,857        435,000
                                                                                     -------------- --------------
                                                                                       414,255,796    409,745,986

Less current maturities of long-term debt                                               (3,206,582)    (1,832,144)
                                                                                     -------------- --------------
Long-term debt                                                                        $411,049,214   $407,913,842
                                                                                     ============== ==============

    Indebtedness at March 31, 2006 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to NBC through a syndicate of lenders, consisting of an $180.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes") issued by NBC; $77.0 million of 11.0% senior discount notes (the "Senior Discount Notes") issued at a discount of $27.0 million, and capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $50.0 million. The calculated borrowing base at March 31, 2006 was approximately $41.0 million. The Revolving Credit Facility was unused at March 31, 2006.

    The interest rate on the Senior Credit Facility Term Loan is prime plus an applicable margin of up to 1.5% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.5%. The Revolving Credit Facility interest rate is prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.75%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The average borrowings under the Revolving Credit Facility for the years ended March 31, 2006 and 2005 were approximately $7.0 million and $5.7 million at an average rate of 7.8% and 6.4%, respectively.

    The Senior Credit Facility is collateralized by substantially all of the Company's assets. The Senior Credit Facility also stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently amended on April 26, 2006 and most recently restated on March 4, 2004, shall be applied towards prepayment of the Term Loan. The estimated excess cash flow payment for fiscal 2006, which is approximately $1.8 million, is due and payable on September 29, 2006 and is included in "current maturities of long-term debt" in the consolidated balance sheets.

    The Senior Credit Facility requires NBC to maintain certain financial ratios and contains a number of other covenants that among other things, restrict the ability to incur additional indebtedness, dispose of assets, make capital expenditures, make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by the Company. NBC was compliant with such covenants at March 31, 2006.

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

    Effective August 1, 2005, the Credit Agreement was amended to provide for, among other things, (i) a twelve-month deferral of a scheduled increase in the minimum consolidated interest coverage ratio covenant and (ii) a change in the definition of consolidated EBITDA to exclude up to $4.0 million in charges to be incurred under the NBC Holdings Corp. 2005 Restricted Stock Plan.

    At March 31, 2006, the aggregate maturities of long-term debt for the next five years were as follows:

          Fiscal
           Year
        ------------
           2007       $  3,206,582
           2008          1,825,299
           2009          1,829,757
           2010          1,834,717
           2011        167,922,957

    On May 1, 2006, NBC amended the Credit Agreement in connection with the acquisition of CBA as more fully described in Note S to the consolidated financial statements.

I.  LEASES AND OTHER COMMITMENTS

    In conjunction with two bookstores acquired in June of 2001, one bookstore acquired in March of 2003, and one bookstore acquired in April of 2004, NBC entered into bookstore facility leases that qualified as capital leases. Such leases expire at various dates through fiscal 2014 and contain options to renew for periods of up to ten years. Capitalized leased property included in property and equipment was approximately $1.9 million at March 31, 2006, net of accumulated depreciation.

    The Company leases bookstore facilities and data processing equipment under noncancelable operating leases expiring at various dates through fiscal 2016, many of which contain options to renew for periods of up to ten years. Certain of the leases are based on a percentage of sales, ranging from 3.0% to 13.0%.

   Future minimum capital lease payments and aggregate minimum lease payments under noncancelable operating leases for the years ending March 31 are as follows:


Year                                        Capital      Operating
----                                         Leases        Leases
                                         ------------- -------------
2007                                     $   521,245   $ 12,380,000
2008                                         570,751     10,642,000
2009                                         575,386      7,487,000
2010                                         588,877      5,488,000
2011                                         598,915      3,889,000
Thereafter                                   582,327      8,405,000
                                         ------------- -------------
Total minimum lease payments               3,437,501   $ 48,291,000
                                                       =============
Amount representing interest at 11.0%       (931,213)
                                        -------------
Present value of minimum lease payments    2,506,288
Obligations due within one year             (281,604)
                                        -------------
Long-term obligations                    $ 2,224,684
                                        =============

    Total rent expense for the years ended March 31, 2006 and 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004 was approximately $17.1 million, $15.2 million, $1.0 million, and $12.9 million, respectively. Percentage rent expense for the years ended March 31, 2006 and 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004 was approximately $4.6 million, $4.0 million, $0.3 million, and $3.5 million, respectively.

J.  DERIVATIVE FINANCIAL INSTRUMENTS

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

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in NBC's Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, NBC entered into a three-year amortizing interest rate swap agreement whereby a portion of NBC's variable rate Term Loan is converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement expires on September 30, 2008. Notional amounts under the agreement are reduced periodically. Previously, NBC had separate five-year amortizing interest rate swap agreements with two financial institutions whereby NBC's variable rate term debt was converted into debt with a fixed rate of 5.815% plus an applicable margin (as defined in the then-existing credit agreement). Such agreements expired on July 31, 2003. General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                                         March 31,
                                                  2006             2005
                                             ---------------- ---------------
Total indebtedness outstanding                 $ 416,762,084   $ 412,513,194

Term Loan subject to Eurodollar interest
rate fluctuations                                176,400,000     178,200,000

Notional amount under swap agreement             165,000,000               -

Fixed interest rate indebtedness                 240,362,084     234,313,194

Variable interest rate, including
applicable margin:
  Term Loan                                            6.70%           4.67%

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

    NBC estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the Term Loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the Term Loan being hedged as of March 31, 2006 and for the period from July 15, 2005 (inception) to March 31, 2006. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as "interest expense".

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

    Information regarding the fair value of the interest rate swap agreements designated as hedging instruments is presented in the following table:

                                                               Successor                    Predecessor
                                                ----------------------------------------- ----------------
                                                 Year Ended   Year Ended   1 Month Ended   11 Months Ended
                                                 March 31,     March 31,     March 31,      February 29,
                                                    2006         2005           2004            2004
                                                ------------- ------------ -------------- ----------------
Balance Sheet Components:
  Other assets - fair value of swap agreement    $ 2,833,000   $        -
  Deferred income taxes                           (1,097,433)           -
                                                ------------- ------------
                                                 $ 1,735,567   $        -
                                                ============= ============

Portion of Agreement Subsequent to
September 30, 2005 Hedge Designation:
  Increase in fair value of swap agreement       $ 2,308,000   $        -     $       -        $        -

Portion of Agreement Prior to
September 30, 2005 Hedge Designation:
  Increase in fair value of swap agreement           525,000            -             -                 -

Swap Agreements Expiring July 31, 2003:
  Increase in fair value of portion of swap
  agreements designated as hedges                          -            -             -           675,806

  Interest income recorded due to hedge
  ineffectiveness                                          -            -             -             1,030


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

L.  INCOME TAXES

    The provision (benefit) for income taxes consists of:

                                   Successor                      Predecessor
                  --------------------------------------------- ----------------
                   Year Ended     Year Ended    1 Month Ended   11 Months Ended
                    March 31,      March 31,      March 31,       February 29,
                      2006           2005            2004             2004
                  -------------- -------------- --------------- ----------------
Current:
  Federal          $  7,651,286   $  7,976,914   $ (1,170,353)    $  1,170,353
  State                 (38,827)     2,580,744       (283,134)       1,328,239
Deferred             (2,085,907)    (3,253,437)    (1,051,672)       3,951,025
                  -------------- -------------- --------------- ----------------
                   $  5,526,552   $  7,304,221   $ (2,505,159)    $  6,449,617
                  ============== ============== =============== ================

    The state income tax benefit for the year ended March 31, 2006 is attributable to lower state income taxes due in part to the results of the incorporation of NBC Textbooks LLC on January 1, 2005 and refunds of prior year taxes paid arising out of certain amended state income tax returns.

    The following represents a reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the Federal income tax rate to income (loss) before income taxes:

                                                    Successor                     Predecessor
                                      ---------------------------------------- ----------------
                                      Year Ended    Year Ended   1 Month Ended  11 Months Ended
                                       March 31,     March 31,     March 31,      February 29,
                                         2006          2005          2004             2004
                                      ------------ ------------ -------------- ----------------
Statutory rate                           35.0%         35.0%        (35.0)%          35.0%
State income tax effect                   3.9           5.7          (2.7)            5.4
Meals and entertainment                   1.1           0.8           0.2             0.8
Non-deductible debt discount accretion    0.3           0.2            -               -
Other                                     1.0           1.9           0.3             0.1
                                      ------------ ------------ -------------- ----------------
                                         41.3%         43.6%        (37.2)%          41.3%
                                      ============ ============ ============== ================

    The components of the deferred tax assets (liabilities) consist of the following:

                                                           March 31,
                                                     2006            2005
                                                --------------- ---------------
Deferred income tax assets (liabilities),
current:
  Vacation accruals                              $    668,424    $    588,968
  Inventories                                         702,364         540,083
  Allowance for doubtful accounts                     197,886         193,914
  Product returns                                     990,620       1,498,065
  Incentive programs                                2,900,511       2,910,764
  Other                                              (276,803)       (195,612)
                                                --------------- ---------------
                                                    5,183,002       5,536,182
                                                --------------- ---------------
Deferred income tax assets (liabilities),
noncurrent:
  Deferred compensation agreements                    121,831         119,506
  Interest on Senior Discount Notes                 4,359,363       2,269,917
  Goodwill amortization                            (3,335,240)     (1,806,429)
  Covenants not to compete                            637,317       1,196,228
  Identifiable intangibles                        (54,651,214)    (56,653,924)
  Property and equipment                           (2,144,115)     (2,042,760)
  Interest rate swap agreement                     (1,097,433)              -
  Other                                               202,127         173,000
                                                --------------- ---------------
                                                  (55,907,364)    (56,744,462)
                                                --------------- ---------------
                                                 $(50,724,362)   $(51,208,280)
                                                =============== ===============

M.  RETIREMENT PLAN

    The Company's subsidiary participates in and sponsors a 401(k) compensation deferral plan. The plan covers substantially all employees. The plan provisions include employee contributions based on a percentage of compensation along with a Company contribution in addition to a limited matching feature. NBC's contributions for the years ended March 31, 2006 and 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004 were $1.4 million, $1.2 million, $1,417, and $1.0 million, respectively.

N. DEFERRED COMPENSATION

    The Company has a non-qualified deferred compensation plan for selected employees. This plan allows participants to voluntarily elect to defer portions of their current compensation. The amounts can be distributed upon either death or voluntary/involuntary resignation or termination. Interest is accrued at the prime rate adjusted semi-annually on January 1 and July 1 and is compounded as of March 31. The liability for the deferred compensation is included in other long-term liabilities and approximated $0.3 million as of March 31, 2006 and 2005.

O.  STOCK-BASED COMPENSATION

    The Company had two stock-based compensation plans established to provide for the granting of options to purchase NBC Acquisition Corp. common stock - the 1998 Performance Stock Option Plan and the 1998 Stock Option Plan. Effective July 1, 2003, the Company established two new stock-based compensation plans - the 2003 Performance Stock Option Plan and the 2003 Stock Option Plan. In conjunction with the March 4, 2004 Transaction, the Company terminated the existing stock-based compensation plans and NBC Holdings Corp. established the 2004 Stock Option Plan. On September 29, 2005 NBC Holdings Corp. adopted the NBC Holdings Corp. 2005 Restricted Stock Plan to provide for the sale of NBC Holdings Corp. capital stock to certain officers and directors of the Company. Details regarding each of the plans are as follows:

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

    2004 STOCK OPTION PLAN - This plan, established by NBC Holdings Corp. (see Note C), provides for the granting of options to purchase 81,306 shares of NBC Holdings Corp. capital stock to selected employees, officers, and employee directors of the Company and its affiliates. Additional shares may be issued upon changes in the capitalization of the Company and upon approval of a committee designated by the Company's Board of Directors ("the Committee"). All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. This plan provides for the granting of options at the discretion of the Committee. Vesting schedules of options may vary and are determined at the time of grant by the Committee. Subject to certain exceptions, stock options granted under this plan are to be granted at an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. At March 31, 2006, there were 4,917 options available for grant under this plan.

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

    No stock-based compensation expense was recognized at the time of grant for the options granted to employees in the years ended March 31, 2006 and 2005 and the eleven months ended February 29, 2004, as the exercise price was greater than or equal to the estimated fair value (including a discount for the holder's minority interest position and illiquidity of NBC Holdings Corp.'s capital stock) of NBC Holdings Corp.'s capital stock on the date of grant.

    A summary of the Company's stock-based compensation activity related to stock options for each of the plans for the years ended March 31, 2006 and 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004 is as follows:

                                                               Successor                             Predecessor
                                         --------------------------------------------------------- ------------------
                                            Year Ended          Year Ended         1 Month Ended    11 Months Ended
                                             March 31,           March 31,          March 31,         February 29,
                                               2006                2005               2004               2004
                                         ------------------  ------------------ ------------------ ------------------
                                                  Weighted-           Weighted-          Weighted-           Weighted-
                                                  Average             Average            Average             Average
                                                  Exercise            Exercise           Exercise            Exercise
                                          Number    Price     Number    Price    Number    Price    Number    Price
                                         -------- ---------  -------- --------- -------- --------- --------- --------
1998 PERFORMANCE STOCK
OPTION PLAN:
   Outstanding - beginning of period           -  $      -         -   $     -   34,600   $ 70.18    52,896  $ 66.32
   Granted                                     -         -         -         -        -         -         -        -
   Expired/terminated                          -         -         -         -  (34,600)   (70.18)        -        -
   Exercised                                   -         -         -         -        -         -         -        -
   Converted to right to receive cash          -         -         -         -        -         -   (18,296)  (59.01)
                                         -------- ---------  -------- --------- -------- --------- --------- --------
   Outstanding - end of period                 -  $      -         -   $     -        -   $     -    34,600  $ 70.18
                                         ======== =========  ======== ========= ======== ========= ========= ========

1998 STOCK OPTION PLAN:
   Outstanding - beginning of period           -  $      -         -   $     -    4,428   $ 58.64    29,229  $ 56.38
   Granted                                     -         -         -         -        -         -         -        -
   Expired/terminated                          -         -         -         -   (4,428)   (58.64)   (1,291)  (56.62)
   Exercised                                   -         -         -         -        -         -      (300)  (52.47)
   Converted to right to receive cash          -         -         -         -        -         -   (23,210)  (55.99)
                                         -------- ---------  -------- --------- -------- --------- --------- --------
   Outstanding - end of period                 -  $      -         -   $     -        -   $     -     4,428  $ 58.64
                                         ======== =========  ======== ========= ======== ========= ========= ========

2003 PERFORMANCE STOCK OPTION PLAN:
   Outstanding - beginning of period           -  $      -         -   $     -   10,750   $146.00         -  $     -
   Granted                                     -         -         -         -        -         -    10,750   146.00
   Expired/terminated                          -         -         -         -  (10,750)  (146.00)        -        -
   Exercised                                   -         -         -         -        -         -         -        -
                                         -------- ---------  -------- --------- -------- --------- --------- --------
   Outstanding - end of period                 -  $      -         -   $     -        -   $     -    10,750  $146.00
                                         ======== =========  ======== ========= ======== ========= ========= ========

2004 STOCK OPTION PLAN:
   Outstanding - beginning of period      62,389  $ 100.58    49,778   $ 85.53        -   $     -
   Granted                                14,000    160.00    12,611    160.00   49,778     85.53
   Expired/terminated                          -         -         -         -        -         -
   Exercised                                (640)   (69.19)        -         -        -         -
                                         -------- ---------  -------- --------- -------- ---------
   Outstanding - end of period            75,749  $ 111.83    62,389   $100.58   49,778   $ 85.53
                                         ======== =========  ======== ========= ======== =========

                                          2004 Stock Option Plan
                                          ----------------------
                                                     Weighted-
                                                      Average
                                                     Remaining
                                                     Contractual
                                           Number    Life (Yrs)
                                          ---------- -----------
Outstanding - March 31, 2006:
  Exercise price of $52.47                   26,628         7.9
  Exercise price of $106                     11,760         7.9
  Exercise price of $146                     10,750         7.9
  Exercise price of $160                     26,611         9.1
                                          ---------- -----------
                                             75,749         8.3
                                          ========== ===========

Exercisable - March 31, 2006:
  Exercise price of $52.47                   26,628         7.9
  Exercise price of $106                     11,760         7.9
  Exercise price of $146                     10,750         7.9
  Exercise price of $160                      9,805         9.0
                                          ---------- -----------
                                             58,943         8.1
                                          ========== ===========

Outstanding - March 31, 2005:
  Exercise price of $52.47                   27,068         8.9
  Exercise price of $106                     11,960         8.9
  Exercise price of $146                     10,750         8.9
  Exercise price of $160                     12,611         9.6
                                          ---------- -----------
                                             62,389         9.0
                                          ========== ===========

Exercisable - March 31, 2005:
  Exercise price of $52.47                   27,068         8.9
  Exercise price of $106                     11,960         8.9
  Exercise price of $146                     10,750         8.9
  Exercise price of $160                      3,151         9.6
                                          ---------- -----------
                                             52,929         8.9
                                          ========== ===========

Outstanding and exercisable -
March 31, 2004:
  Exercise price of $52.47                   27,068         9.9
  Exercise price of $106                     11,960         9.9
  Exercise price of $146                     10,750         9.9
                                          ---------- -----------
                                             49,778         9.9
                                          ========== ===========


     If the Company accounted for its stock-based compensation using the fair value method prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the weighted-average grant-date fair value per option granted would be as follows:

                                                  Successor                     Predecessor
                                   ----------------------------------------- -----------------
                                    Year Ended    Year Ended  1 Month Ended  11 Months Ended
                                     March 31,     March 31,    March 31,      February 29,
                                       2006          2005         2004             2004
                                   ------------  ------------ -------------- -----------------
2003 Performance Stock Option Plan       $   -        $    -      $     -         $ 15.62
2004 Stock Option Plan                    9.54         18.12       157.70               -

    The weighted-average grant-date fair value per option for options granted in fiscal 2004 under the 2004 Stock Option Plan, as determined using a Black-Scholes option pricing model, is significantly higher than the weighted-average grant-date fair value per option for options granted in other periods due to the stock price of NBC Holdings Corp.'s capital stock, which is not publicly-traded, and was based upon the value assigned to such options in the March 4, 2004 Transaction. The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                         Successor                      Predecessor
                         -------------------------------------------- ----------------
                          Year Ended     Year Ended    1 Month Ended  11 Months Ended
                          March 31,       March 31,      March 31,     February 29,
                             2006           2005           2004            2004
                         -------------  -------------- -------------- ----------------
Risk-free interest rate       4.34%           3.05%          3.02%            2.87%
Dividend yield                   -               -              -                -
Expected volatility           1.00%           1.00%          1.00%            1.00%
Expected life (years)          4.0             4.0            5.0              4.0

    2005 RESTRICTED STOCK PLAN - This plan provides for the issuance of shares of restricted stock for consideration as determined by NBC Holdings Corp.'s Board of Directors. Any shares issued under this plan are subject to restrictions on transferability and a right of NBC Holdings Corp. to reacquire the shares at less than their then fair market value under certain conditions.

    On March 31, 2006, 4,200 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to certain officers and directors of the Company (the "Officers") pursuant to a Restricted Stock Purchase Agreement (the "RSPA"). The Officers are party to the Stockholders Agreement, dated March 4, 2004, by and among NBC Holdings Corp. and the Stockholders of NBC Holdings Corp. named therein, the provisions of which restrict the transfer of such shares and provide for certain other rights as detailed therein. The shares granted to the Officers are also each subject to a Stock Repurchase Agreement (the "SRA") that, among other things, provides for vesting provisions, certain call rights on behalf of NBC Holdings Corp., and certain put rights on behalf of the applicable Officer.

    The vesting provisions in each SRA provide that if the Officer is still employed by NBC Holdings Corp., the shares granted vest on September 30, 2010 (the "Vesting Date"). If the Officer is not employed by NBC Holdings Corp. on that date the shares do not vest except under certain conditions related to termination of his employment without "cause" (as defined in the SRA) or due to his death or disability. If the Officer is terminated without cause prior to the Vesting Date, the shares vest based upon a formula determined by the number of days from March 31, 2006 to the date of termination as a percentage of the number of days from March 31, 2006 to the Vesting Date. If a termination without cause before the Vesting Date follows a Change of Control (as defined in the SRA), all of the Officer's shares become immediately vested.

    The call rights provide NBC Holdings Corp. the right to reacquire each Officer's unvested shares upon the occurrence of certain events, including events under its control, for an aggregate purchase price of $1.00. If the Officer remains employed by the Company until the Vesting Date or is terminated without cause prior to such date, NBC Holdings Corp. has the right but not the obligation to call the vested shares at fair market value (minus any dividends or distributions paid in respect of such shares) subject to certain adjustments and any restrictions or limitations in the Company's debt covenants and NBC's Credit Agreement.

    The put rights enable the Officer to require NBC Holdings Corp. to repurchase all vested shares following the Vesting Date at the lesser of fair market value or effectively $1.0 million for such Officer's 1,400 shares, subject to certain adjustments and any restrictions or limitations in the Company's debt covenants and NBC's Credit Agreement. The put rights expire 90 days after the Vesting Date. The SRA also provides that NBC Holdings Corp. will pay a cash bonus to the Officer related to any vested shares that are repurchased in connection with the put. This bonus is intended to reimburse the Officer for any federal, state and local taxes related to the repurchase and to this cash bonus itself. The bonus will not be paid if such payment is restricted or limited by the Company's debt covenants or NBC's Credit Agreement.

    In connection with the NBC Holdings Corp. 2005 Restricted Stock Plan, NBC also entered into a Restricted Stock Special Bonus Agreement (the "SBA") with each Officer. Each SBA provides for the payment of a cash bonus to the Officer within 30 days following the Vesting Date based upon certain criteria (the "Special Bonus"). If the Officer is still employed by the Company on that date, or has been terminated without "cause" (as defined in the SBA) following a Change of Control (as defined in the SBA) prior to that date, the amount is calculated as effectively $1.0 million less the fair market value of his restricted stock, subject to certain adjustments. If, prior to the Vesting Date, the Officer has been terminated without cause prior to a Change in Control, the amount of the Special Bonus is adjusted based on the number of days from March 31, 2006 to the date of termination as a percentage of the number of days from March 31, 2006 to the Vesting Date, subject to certain adjustments. In either case, the Special Bonus will not be paid if such payment is restricted or limited by the Company's debt covenants or NBC's Credit Agreement. The SBA also provides that in the event of payment of the Special Bonus, NBC will pay an additional cash bonus to the Officer in an amount sufficient to reimburse the Officer for any federal, state and local taxes related to the Special Bonus and this additional bonus itself.

    Due to the put rights on behalf of the Officers, stock based compensation and estimated cash bonuses will be accrued from the date of issuance of the restricted stock until the Vesting Date and recorded as "other long-term liabilities" in the consolidated balance sheets.

    The combination of the NBC Holdings Corp. 2005 Restricted Stock Plan, the RSPA, the SRA and the SBA is intended to provide a minimum compensation benefit to the Officers assuming that they remain employed with NBC Holdings Corp. through September 30, 2010 - all subject to certain adjustments and conditions related to the Company's debt covenants and NBC's Credit Agreement - as described above.

    During fiscal 2006, NBC also accrued $0.5 million for bonuses intended to reimburse the Officers for the federal, state and local taxes related to the issuance of the 4,200 shares at $0.01 per share and this cash bonus.

P.  SEGMENT INFORMATION

    The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's segments based upon differences in products and services provided. The Company has three reportable segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore Division segment encompasses the operating activities of the Company's 139 college bookstores as of March 31, 2006 located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Certain assets, net interest expense and taxes (excluding taxes incurred by NBC's wholly-owned subsidiaries, NBC Textbooks LLC and Specialty Books, Inc.) are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division.

    The following table provides selected information about profit or loss and assets on a segment basis for the years ended March 31, 2006 and 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004, respectively:

                                                                                  Complementary
                                                        Bookstore      Textbook     Services
                                                         Division      Division     Division       Total
                                                       ------------ -------------- ------------ -------------
Year ended March 31, 2006 (Successor):
  External customer revenues                          $ 290,690,410  $106,368,601  $23,048,888 $ 420,107,899
  Intersegment revenues                                   1,419,670    26,187,339    3,632,976    31,239,985
  Depreciation and amortization expense                   4,549,556     6,059,222    2,629,303    13,238,081
  Earnings before interest, taxes, depreciation,
  and amortization (EBITDA)                              36,056,380    31,938,743    1,220,529    69,215,652
  Total assets                                          102,688,796   151,703,016   22,991,336   277,383,148

Year ended March 31, 2005 (Successor):
  External customer revenues                          $ 262,282,432  $109,084,564  $30,787,344 $ 402,154,340
  Intersegment revenues                                   1,385,319    24,853,911    2,980,096    29,219,326
  Depreciation and amortization expense                   4,115,988     5,813,681    2,746,146    12,675,815
  Earnings before interest, taxes, depreciation,
  and amortization (EBITDA)                              34,607,848    32,181,393    1,805,367    68,594,608
  Total assets                                           86,754,851   155,867,124   26,120,562   268,742,537

One month ended March 31, 2004 (Successor):
  External customer revenues                          $   5,309,747  $  3,883,675  $ 4,123,972 $  13,317,394
  Intersegment revenues                                       9,242       600,590      319,806       929,638
  Depreciation and amortization expense                     251,599       476,935      229,803       958,337
  Earnings (loss) before interest, taxes,
  depreciation, and amortization (EBITDA)                (2,471,525)      (85,994)     251,371    (2,306,148)
  Total assets                                           60,791,084   158,221,680   31,742,840   250,755,604

Eleven months ended February 29, 2004 (Predecessor):
  External customer revenues                          $ 233,170,224  $104,533,832  $47,659,618 $ 385,363,674
  Intersegment revenues                                   1,158,230    21,212,168    2,094,696    24,465,094
  Depreciation and amortization expense                   2,289,830       577,899    1,343,615     4,211,344
  Earnings before interest, taxes, depreciation, and
  amortization (EBITDA)                                  33,190,998    33,544,806    2,624,520    69,360,324


    The following table reconciles segment information presented above with consolidated information as presented in the consolidated financial statements for the years ended March 31, 2006 and 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004, respectively:

                                                                  Successor                    Predecessor
                                                 -------------------------------------------- --------------
                                                   Year Ended     Year Ended   1 Month Ended  11 Months Ended
                                                   March 31,      March 31,      March 31,      February 29,
                                                      2006           2005          2004             2004
                                                 --------------- ------------- -------------- --------------
Revenues:
  Total for reportable segments                   $ 451,347,884  $431,373,666   $ 14,247,032  $ 409,828,768
  Elimination of intersegment revenues              (31,239,985)  (29,219,326)      (929,638)   (24,465,094)
                                                 --------------- ------------- -------------- --------------
    Consolidated total                            $ 420,107,899  $402,154,340   $ 13,317,394  $ 385,363,674
                                                 =============== ============= ============== ==============

Depreciation and Amortization Expense:
  Total for reportable segments                   $  13,238,081  $ 12,675,815   $    958,337  $   4,211,344
  Corporate administration                              437,048       490,528         40,164        347,082
                                                 --------------- ------------- -------------- --------------
    Consolidated total                            $  13,675,129  $ 13,166,343   $    998,501  $   4,558,426
                                                 =============== ============= ============== ==============

Income (Loss) Before Income Taxes:
  Total EBITDA for reportable segments            $  69,215,652  $ 68,594,608   $ (2,306,148) $  69,360,324
  Corporate administrative costs                     (8,012,619)   (7,591,429)      (685,336)   (15,012,469)
                                                 --------------- ------------- -------------- --------------
                                                     61,203,033    61,003,179     (2,991,484)    54,347,855
  Depreciation and amortization                     (13,675,129)  (13,166,343)      (998,501)    (4,558,426)
                                                 --------------- ------------- -------------- --------------
    Consolidated income (loss) from operations       47,527,904    47,836,836     (3,989,985)    49,789,429
  Interest and other expense, net                   (34,131,145)  (31,085,979)    (2,750,860)   (34,170,926)
                                                 --------------- ------------- -------------- --------------
    Consolidated income (loss) before
    income taxes                                  $  13,396,759  $ 16,750,857   $ (6,740,845) $  15,618,503
                                                 =============== ============= ============== ==============


                                                              Year Ended March 31,
                                                      2006           2005          2004
                                                 --------------- ------------- --------------
Total Assets:
  Total for reportable segments                   $ 277,383,148  $268,742,537  $ 250,755,604
  Assets not allocated to segments:
    Cash and cash equivalents                        26,806,386    25,529,299     28,468,747
    Restricted cash                                           -             -     27,065,000
    Receivables                                      13,868,221    10,133,799      9,497,966
    Recoverable income taxes                          1,438,819             -      5,351,480
    Deferred income taxes                             1,102,002     1,013,182      2,796,015
    Prepaid expenses and other assets                 1,559,788       585,409        868,401
    Property and equipment, net                      11,664,269    11,394,329     10,669,788
    Goodwill                                        269,061,875   269,061,875    269,061,875
    Debt issue costs, net                             9,430,201    10,895,711     11,968,909
    Identifiable intangibles, net                    31,320,000    31,320,000     31,320,000
    Other assets                                      3,444,595       490,001        408,742
                                                 --------------- ------------- --------------
      Consolidated total                          $ 647,079,304  $629,166,142  $ 648,232,527
                                                 =============== ============= ==============

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

        The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash
    Flows:

                                                                Successor                       Predecessor
                                               ---------------------------------------------- ---------------
                                                 Year Ended     Year Ended    1 Month Ended   11 Months Ended
                                                 March 31,       March 31,      March 31,      February 29,
                                                    2006           2005            2004            2004
                                               --------------- -------------- --------------- ---------------
EBITDA                                           $ 61,203,033   $ 61,003,179   $  (2,991,484)   $ 54,347,855

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Interest income                                   1,274,836        638,935          97,587         307,680
  Provision for losses on receivables                 231,497        315,958         218,205          66,393
  Cash paid for interest                          (27,874,705)   (26,320,272)     (6,891,827)    (20,125,528)
  Cash paid for income taxes                       (9,589,439)    (4,946,343)         (9,991)     (6,466,526)
  Loss on disposal of assets                           90,263         68,065          13,582         408,095
  Changes in operating assets and liabilities,
  net of effect of acquistions/disposals (1)       (2,914,479)    (3,572,332)    (11,947,584)     10,066,803
                                               --------------- -------------- --------------- ---------------
Net Cash Flows from Operating Activities         $ 22,421,006   $ 27,187,190   $ (21,511,512)   $ 38,604,772
                                               =============== ============== =============== ===============

Net Cash Flows from Investing Activities         $(17,969,948)  $   (747,555)  $(210,901,223)   $ (6,451,658)
                                               =============== ============== =============== ===============
Net Cash Flows from Financing Activities         $ (2,292,679)  $(28,491,473)  $ 186,026,630    $  8,103,790
                                               =============== ============== =============== ===============

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

                                                                 Successor                    Predecessor
                                                  ----------------------------------------- ---------------
                                                   Year Ended   Year Ended   1 Month Ended   11 Months Ended
                                                   March 31,     March 31,     March 31,      February 29,
                                                      2006         2005           2004            2004
                                                  ------------ ------------ --------------- ---------------
Basic Earnings Per Share:
  Weighted-average common shares outstanding          549,654      549,254         549,254       1,264,985

Diluted Earnings Per Share:
  Weighted-average common shares outstanding          562,073      561,049         549,254       1,291,499
  Incremental shares attributable to stock options     12,419       11,795          11,805          26,514
  Stock options outstanding                            75,749       62,389          49,778          49,778

    For purposes of calculating diluted earnings per share for the one month ended March 31, 2004, weighted-average common shares outstanding exclude incremental shares, as to include such shares would have been antidilutive for the period presented.

R.  RELATED PARTY TRANSACTIONS

    In fiscal 2001, NBC entered into several agreements (including an equity option agreement, a management services agreement, and a technology sale and license agreement) with a newly created entity, TheCampusHub.com, Inc., which was partially owned by the Company's then-majority owner. TheCampusHub.com, Inc. was created to provide college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by NBC. The management services agreement reimbursed NBC for certain direct costs incurred on behalf of TheCampusHub.com, Inc., as well as $0.3 million per year for certain shared management and administrative support. Complementary Services Division revenue resulting from the management services agreement was recognized as the services were performed. For the eleven months ended February 29, 2004, revenues attributable to the management services agreement totaled $0.1 million and reimbursable direct costs incurred on behalf of The CampusHub.com, Inc. totaled $0.1 million. Such agreements terminated effective July 1, 2003.

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

S.  SUBSEQUENT EVENTS

    On May 1, 2006, NBC acquired over 100 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of CBA for approximately $21.3 million in cash and the repayment at closing of all of CBA's outstanding debt, which totaled approximately $15.2 million. CBA is incorporated under the laws of the State of Illinois and will be accounted for as a wholly-owned subsidiary of NBC. CBA began providing contract-management services to small to medium-sized colleges and universities nationwide in 1984, and prior to the acquisition had and now continues to maintain one of the longest tenured management teams in the college bookstore industry. In addition to the acquired revenue and EBITDA, NBC believes this acquisition will enhance its competitive position for future contract-management opportunities. Certain amendments were made to the Credit Agreement underlying the Senior Credit Facility to allow for this acquisition, including adding an additional $24.0 million of borrowings under the Term Loan, increasing the Revolving Credit Facility by $15.0 million, and amending certain restrictions and financial covenants. The additional Term Loan borrowings, along with an estimated $4.0 million of NBC's available cash, financed the purchase of all of CBA's outstanding stock and the repayment of all of CBA's outstanding long-term bank indebtedness at closing and will also provide funding for the payment of transaction costs and other liabilities associated with the acquisition. The increase in the Revolving Credit Facility provided the funding necessary to meet the working capital requirements of the acquired bookstores. Scheduled principal payments for such additional borrowings total approximately $0.2 million in fiscal years 2007-2010 and $23.1 million in fiscal 2011. In connection with the changes made to the Senior Credit Facility and in accordance with Emerging Issues Task Force Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," NBC expects to write off approximately $3.3 million in debt issue costs associated with that facility in place prior to modification.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE.

    Not applicable.


                        ITEM 9A. CONTROLS AND PROCEDURES.

    (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

     (B) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the year ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           ITEM 9B. OTHER INFORMATION.

    Not applicable.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The members of our Board of Directors and senior executive officers and their ages are as follows:

         NAME          AGE                  POSITION
         ----          ---                  --------
   Mark L. Bono         46  Director
   R. Sean Honey        35  Director
   Mark W. Oppegard     56  President/Chief Executive Officer, Secretary and Director
   Barry S. Major       49  Chief Operating Officer, NBC and Director
   Alan G. Siemek       45  Vice President and Treasurer
   Robert A. Rupe       58  Senior Vice President - College Bookstore  Division, NBC
   Michael J. Kelly     48  Senior Vice President - Textbook Division, NBC
   Larry R. Rempe       58  Senior Vice President - Complementary Services, NBC

   The business experience, principal occupation and employment as well as the periods of service of each of the directors and senior executive officers during the last five years are set forth below.

    MARK L. BONO became a Director of ours upon the consummation of the Weston Presidio Transaction in fiscal 2003. Mr. Bono joined Weston Presidio in 1999 and is a member of the general partners of the Weston Funds. Prior to 1999, Mr. Bono served in various positions at Tucker Anthony, an investment banking firm, including Managing Director and Co-Head of Mergers and Acquisitions. Mr. Bono also serves as a Director of Trimark Sportswear Group, Herald Media, Rockwood, and Euro-Pro.

    R. SEAN HONEY was named a Director of ours upon the consummation of the March 4, 2004 Transaction. Mr. Honey joined Weston Presidio in 1999 and is a member of the general partners of the Weston Funds. Prior to 1999, Mr. Honey served in various positions at J.P. Morgan in both Mergers and Acquisitions and Merchant Banking. Mr. Honey also serves as a Director of Apple American Group, Schurman Fine Papers, and Purcell Systems.

    MARK W. OPPEGARD has served in the college bookstore industry for 36 years (all of which have been with us) and became the Company's President/Chief Executive Officer, Secretary and Director and Chief Executive Officer of NBC on February 13, 1998. Additionally, Mr. Oppegard has served as NBC's President since 1992 and as a Director of NBC since 1995. Prior to 1998, Mr. Oppegard served as the Company's Vice President, Secretary, Assistant Treasurer and Director between 1995 and 1998. Prior to 1992, Mr. Oppegard served in a series of positions at NBC, including Vice President of the Bookstore Division.

    BARRY S. MAJOR, who has served in the college bookstore industry for 7 years (all of which have been with us), was named Chief Operating Officer of NBC in January, 1999, and upon consummation of the March 4, 2004 Transaction, was also named our Director. Prior to joining us, Mr. Major served in various executive management positions at SITEL Corporation (SITEL), a company listed on the New York Stock Exchange that provides outsourced telephone and Internet-based sales and customer service. Joining SITEL in 1995 as the Executive Vice President of Finance, Mr. Major was named Chief Financial Officer in 1996 and assumed the role of President of the North America Region in 1997. Between 1985 and 1995, Mr. Major served in a series of positions, including President in 1995, Executive Vice President, and Senior Vice President/Credit Manager, with American National Corporation, a multi-bank holding company operating three banks throughout Omaha and Southeast Nebraska.

    ALAN G. SIEMEK, who has served in the college bookstore industry for 7 years (all of which have been with us), was named Senior Vice President of Finance and Administration of NBC in April, 2001. Mr. Siemek has also served as the Company's Vice President and Treasurer and Chief Financial Officer, Treasurer and Assistant Secretary of NBC since July, 1999. Prior to joining us, Mr. Siemek served as Corporate Controller at SITEL. Between 1994 and 1997, Mr. Siemek served in the positions of Director and Manager of SEC Reporting and Risk Management for MFS Communications, a billion dollar telecommunications firm. Prior to joining MFS Communications, Mr. Siemek spent eleven years in public accounting with Coopers & Lybrand LLP in their Omaha and New York offices.

    ROBERT A. RUPE, who has served in the college bookstore industry for 5 years (all of which have been with us), was named Senior Vice President of NBC's College Bookstore Division in April, 2001. Prior to joining NBC and a one-year period in which he was self-employed as a management training consultant, Mr. Rupe served as Vice President of Operations of Busybody, Inc., a specialty retailer with over 100 retail locations, from 1995 to 2000. Mr. Rupe has 36 years of retail experience, including a variety of senior management positions at May Department Stores, Marshall Field and Company, Phillips Van-Huesen and International Paper.

    MICHAEL J. KELLY, who has served in the college bookstore industry for 6 years (all of which have been with us), was named Senior Vice President of NBC's Textbook Division in April, 2005. Prior to April, 2005, Mr. Kelly served as NBC's Senior Vice President of Distance Learning/Marketing Services and Other Complementary Services from August, 2001 to March, 2005 and as NBC's Vice President of E-commerce from November, 1999 to July, 2001. Prior to joining NBC, Mr. Kelly served in various executive management positions at SITEL. Joining SITEL in 1995 as a Business Unit Vice President of Administration and Finance, Mr. Kelly was named a Business Unit President in 1997, assumed the role of Chief Information Officer for the North America Region in March, 1998, and was named Chief Technology Officer for Global Operations in August, 1998. Between 1981 and 1995, Mr. Kelly served as Director of Information Technology for Father Flanagan's Boys Home, a non-profit organization offering services to troubled children.

    LARRY R. REMPE has served in the college bookstore industry for 20 years (all of which have been with us) and was named Senior Vice President of Complementary Services of NBC in April, 2005. Prior to April, 2005, Mr. Rempe served as NBC's Vice President of Information Systems since 1986. Between 1974 and 1986, Mr. Rempe served in various positions for Lincoln Industries, Inc., a holding company that owned NBC until 1995.

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


                        ITEM 11. EXECUTIVE COMPENSATION.

    The following tables and paragraphs provide information concerning compensation paid by us for the last three fiscal years to our President/Chief Executive Officer and to the four other most highly compensated senior executive officers earning in excess of $100,000 in annual salary and bonuses; compensation paid to Directors; and employment contracts in place with executive officers.

    The table presented below summarizes annual and long-term compensation, including stock compensation, to such persons for the last three fiscal years:

                                           SUMMARY COMPENSATION TABLE


                                                                                       Long-Term Compensation
                                                         Annual Compensation                   Awards
                                                -------------------------------------  -------------------------
                                                                                                      Number of
                                                                            Other       Restricted   Securities
                                         Fiscal                            Annual          Stock     Underlying    All Other
       Name and Principal Position        Year    Salary      Bonus    Compensation (3)  Awards (4)  Options (1) Compensation (2)
---------------------------------------  -----  ----------  ---------  ---------------- -----------  ----------- ----------------
Mark W. Oppegard - Chief
Executive Officer, President,
and Director, NBC                        2006   $ 295,007   $      -       $ 160,000    $223,986           -       $   12,462
                                         2005     293,778     45,000               -           -       1,963           10,526
                                         2004     288,389    147,000               -           -      10,825            2,276

Barry S. Major - Chief Operating
Officer and Director, NBC                2006     267,775          -         160,000     223,986           -           10,680
                                         2005     263,533     43,000               -           -       1,963           10,430
                                         2004     257,383    140,000               -           -       9,330        1,791,595

Alan G. Siemek - Chief
Financial Officer, Senior Vice
President of Finance and
Administration, Treasurer, and
Assistant Secretary, NBC                 2006     197,773          -         160,000     223,986           -           10,680
                                         2005     194,155     30,000               -           -       1,885           10,370
                                         2004     189,251    100,000               -           -       7,478        1,004,192

Michael J. Kelly - Senior
Vice President - Textbook
Division, NBC                            2006     190,784          -               -           -       3,580           10,680
                                         2005     187,461     23,000               -           -       1,600           10,430
                                         2004     183,324     70,000               -           -       4,661          871,276

Robert A. Rupe - Senior
Vice President - College
Bookstore Division, NBC                  2006     174,445     30,000               -           -       3,580           11,016
                                         2005     158,619     40,000               -           -       1,700           10,766
                                         2004     148,618    111,000               -           -       3,800          694,304

     (1) In connection with the March 4, 2004 Transaction, all existing options at March 4, 2004 vested and were either converted into the right to receive cash payment (see footnote 2) or were cancelled in exchange for new options granted under the 2004 Stock Option Plan. Options granted in fiscal 2004 under the 2004 Stock Option Plan were fully vested, exercisable at prices consistent with the options which were cancelled, and represent the right to purchase shares of capital stock of NBC Holdings Corp. Options granted in fiscal 2004 prior to the March 4, 2004 Transaction were entirely cancelled in exchange for new options granted under the 2004 Stock Option Plan and thus, are reflected only once in the column.

     (2) All other compensation consists of the following components: (a) In fiscal 2004, as a result of the December 10, 2003 debt refinancing and the March 4, 2004 Transaction, option holders were given the opportunity to convert options into the right to receive cash payments. The cash payments represented the difference between the exercise price and the fair market value of the securities underlying such options and totaled $1,789,415, $1,002,072, $869,096 and $691,788 for Messrs. Major, Siemek, Kelly, and Rupe, respectively; (b) matching contributions to the NBC Retirement Plan; (c) life insurance premiums paid by us on the senior executive's behalf; and (d) for Mr. Oppegard, the dollar value, if any, of above-market amounts earned on deferred compensation.

     (3) Represents bonuses intended to reimburse Messrs. Oppegard, Major, and Siemek for the federal, state and local taxes related to the March 31, 2006 issuance of restricted stock and this cash bonus.

     (4) Represents the dollar value on date of issuance (March 31, 2006) of 1,400 shares of restricted stock each to Messrs. Oppegard, Major, and Siemek, calculated based upon the estimated fair market value of NBC Holdings Corp.'s capital stock, which includes a discount for the holder's minority interest position and illiquidity of the capital stock, net of $14 paid by each of Messrs. Oppegard, Major, and Siemek for such shares of restricted stock. The estimated fair market value methodology was based upon the March 4, 2004 Transaction, though on a discounted basis. The shares and estimated value of aggregate restricted stock holdings at March 31, 2006 were 1,400 shares and $0.2 million for each of Messrs. Oppegard, Major, and Siemek. All of such shares of restricted stock are subject to Stock Repurchase Agreements that, among other things, provide for certain put rights on behalf of Messrs. Oppegard, Major, and Siemek. Subject to the terms of the Stock Repurchase Agreement, such put rights vest as further described in Note O to the consolidated financial statements presented in Item 8, "Financial Statements and Supplementary Data". The payment of dividends on the restricted stock is subject to various restrictions under our debt instruments.

    Presented below is information in tabular format regarding individual grants of stock options to senior executive officers named in the Summary Compensation Table for the year ended March 31, 2006:

                                     OPTIONS GRANTED DURING THE YEAR ENDED MARCH 31, 2006

                                Individual Grants                                               Grant Date Value
-------------------------------------------------------------------------------------------  ------------------------
                                                           Number    % of Total
                                                             of       Options
                                                          Securities Granted to                           Grant
                                                          Underlying Employees   Exercise                  Date
                                                           Options    in Fiscal   Price     Expiration   Present
                            Name                           Granted      2006     Per Share  Date (1)    Value (2)
---------------------------------------------------------  ---------  ---------  ---------  ---------  -------------

Mark W. Oppegard - Chief Executive Officer,
President, and Director, NBC                                    -         -     $     -         -        $      -

Barry S. Major - Chief Operating Officer and
Director, NBC                                                   -         -           -         -               -

Alan G. Siemek - Chief Financial Officer,
Senior Vice President of Finance and
Administration, Treasurer, and Assistant Secretary, NBC         -         -           -         -               -

Michael J. Kelly - Senior Vice President -
Textbook Division, NBC                                      2,400      17.1%     160.00     08/28/15       23,856
                                                            1,180       8.4%     160.00     03/29/16       10,372

Robert A. Rupe - Senior Vice President -
College Bookstore Division, NBC                             2,400      17.1%     160.00     08/28/15       23,856
                                                            1,180       8.4%     160.00     03/29/16       10,372


(1) Twenty-five percent of the options granted were exercisable immediately upon granting on August 29, 2005 and March 30, 2006, with the remaining options becoming exercisable in 25% increments over the subsequent three years.

(2) Grant date present value was determined using a Black-Scholes option pricing model, assuming a 4.08% risk-free interest rate, 1.0% expected volatility, and an expected life of approximately 4.0 years for the options granted August 29, 2005 and assuming a 4.84% risk-free interest rate, 1.0% expected volatility, and an expected life of approximately
        4.0 years for the options granted March 30, 2006.

    The following table provides information concerning each exercise of stock options by senior executive officers named in the Summary Compensation Table during the year ended March 31, 2006 as well as the value of unexercised options as of March 31, 2006:

             AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED MARCH 31, 2006
                        AND OPTION VALUE AS OF MARCH 31, 2006

                                                                       Number
                                                                    of Securities       Value of
                                                                     Underlying        Unexercised
                                                                     Unexercised       in-the-Money
                                                                      Options at        Options at
                                                                    March 31, 2006   March 31, 2006 (1)
                                                                    --------------  -------------------
                                                  Shares
                                                 Acquired     Value   Exercisable/     Exercisable/
                      Name                     on Exercise  Realized Unexercisable    Unexercisable
---------------------------------------------  -----------  -------- -------------  -------------------
Mark W. Oppegard - Chief Executive
Officer, President, and Director, NBC                 -     $   -    11,807 / 981      $622,362 / -

Barry S. Major - Chief Operating
Officer and Director, NBC                             -         -    10,312 / 981       512,348 / -

Alan G. Siemek - Chief Financial
Officer, Senior Vice President of
Finance and Administration, Treasurer,
and Assistant Secretary, NBC                          -         -     8,421 / 942       468,098 / -

Michael J. Kelly - Senior Vice
President - Textbook Division, NBC                    -         -     6,356 / 3,485     235,813 / -

Robert A. Rupe - Senior Vice
President - College Bookstore Division, NBC           -         -     5,545 / 3,535     166,083 / -

(1) Represents the excess of the March 31, 2006 estimated fair market value of NBC Holdings Corp.'s capital stock underlying the stock options, which includes a discount for the holder's minority interest position and illiquidity of the capital stock, over the exercise price of such options. The estimated fair market value methodology was based upon the March 4, 2004 Transaction, though on a discounted basis.

COMPENSATION OF DIRECTORS AND ADDITIONAL INFORMATION

   Our Directors receive no compensation for services but are reimbursed for out-of-pocket expenses.

EMPLOYMENT AGREEMENTS

   We have employment agreements with Mark W. Oppegard and each of the senior executive officers named in the Summary Compensation Table. As amended, such agreements (the "Employment Agreements") with the aforementioned senior executive officers (each, an "Executive") provide for (1) an annual base salary as determined by the Board of Directors after considering the recommendation of the chief executive officer, (2) for incentive compensation based upon the attainment of financial objectives to be established by the Board of Directors (or a committee thereof) after considering the recommendation of the chief executive officer, and (3) for customary fringe benefits. The salaries of the senior executive officers listed above are as follows: Mr. Oppegard, $295,000 per annum; Mr. Major, $270,000 per annum; Mr. Siemek, $200,000 per annum; Mr. Kelly, $193,000 per annum; and Mr. Rupe, $180,000 per annum. The Employment Agreements provide that their term will be automatically extended from year to year, unless terminated upon specified notice by either party.

   The Employment Agreements also provide that each Executive will be granted a number of options annually under the stock option plans described in Note O to the consolidated financial statements presented in Item 8, "Financial Statements and Supplementary Data", the size of such grant to be determined by the Board of Directors. Each such option has an exercise price not to be less than the fair market value per share as of the date of grant and is exercisable as to 25% of the shares covered thereby on the date of grant and as to an additional 25% of the shares covered thereby on each of the first three anniversaries of the date of grant, subject to the Executive's continued employment by us on such dates.

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

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                          RELATED STOCKHOLDER MATTERS.

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -Shares of NBC Acquisition Corp. common stock issued and outstanding totaled 554,094 on June 29, 2006. Weston Presidio owns 36,455 of the issued and outstanding shares directly, with the remaining 517,639 issued and outstanding shares being owned by NBC Holdings Corp, which has 517,639 shares of capital stock issued and outstanding that are owned either by Weston Presidio or current and former members of NBC management. The securities underlying the 2004 Stock Option Plan, of which 75,749 options are outstanding as of June 29, 2006, are shares of NBC Holdings Corp. capital stock. The information in the following table sets forth NBC Acquisition Corp. common stock beneficially owned by each person who owns more than 5.0% of such shares; each director; each senior executive officer named in Item 11; and all directors and senior executive officers treated as a group. The shares listed and percentages calculated thereon are based upon NBC Acquisition Corp. common stock outstanding as of June 29, 2006 and NBC Holdings Corp. capital stock underlying nonqualified stock options that are exercisable within sixty days, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. To our knowledge, each of such holders of shares has sole voting and investment power as to the shares owned unless otherwise noted. The address for each senior executive officer and director is 4700 South 19th Street, Lincoln, Nebraska 68501 unless otherwise noted.

                                                        Amount and
                                                         Nature of
                                                        Beneficial    Percent of
          Title of Class/Name of Beneficial Owner       Ownership (1) Class (3)
------------------------------------------------------- ------------- ----------

Class A Common Stock:
  Owning Greater Than 5% of Shares:
    Weston Presidio Capital IV, L.P. (2)                   365,449      66.0%
    Weston Presidio Capital III, L.P. (2)                  153,623      27.7%
    WPC Entrepreneur Fund, L.P. (2)                          7,579       1.4%
    WPC Entrepreneur Fund II, L.P. (2)                       5,785       1.0%

  Ownership of Directors:
    Mark L. Bono (2)                                       532,436      96.1%
    R. Sean Honey (2)                                            -          -

  Ownership of Senior Executive Officers
  Named in Item 11:
    Mark W. Oppegard                                        17,207       3.0%
    Barry S. Major                                          13,459       2.4%
    Alan G. Siemek                                           9,821       1.7%
    Michael J. Kelly                                         6,356       1.1%
    Robert A. Rupe                                           5,545       1.0%

  Ownership of Directors and All Senior Executive
  Officers as a Group                                      591,025      98.4%


     (1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares of NBC Acquisition Corp. common stock. Such shares include NBC Holdings Corp. shares underlying nonqualified stock options exercisable within sixty days, as follows: Mr. Oppegard - 11,807 shares; Mr. Major - 10,312 shares; Mr. Siemek - 8,421 shares; Mr. Kelly - 6,356 shares; Mr. Rupe - 5,545 shares; and 46,642 shares for all directors and senior executive officers as a group.

     (2) The sole general partner of Weston Presidio Capital IV, L.P., Weston Presidio Capital III, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P. (the "Weston Presidio Funds") is a limited liability company of which Messrs. Bono and Honey are members. Messrs. Bono and Honey disclaim beneficial ownership of the shares held by the Weston Presidio Funds, except to the extent of their respective pecuniary interests therein. The address of the Weston Presidio Funds, and Messrs. Bono and Honey is 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

     (3) The percentages are calculated based upon 554,094 shares of NBC Acquisition Corp. common stock outstanding as of June 29, 2006 and shares underlying nonqualified stock options exercisable within sixty days as detailed in footnote (1).

    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS - Through the Company's parent, NBC Holdings Corp., we have a stock-based compensation plan established to provide for the granting of options to purchase capital stock of NBC Holdings Corp. We also have a restricted stock plan established through NBC Holdings Corp. to provide for the sale of 4,200 shares of NBC Holdings Corp. capital stock to certain officers and directors of the Company. Details regarding these plans are presented in the footnotes to the consolidated financial statements found in Item 8, "Financial Statements and Supplementary Data." Specific information as of March 31, 2006 regarding the plans, which were not approved by security holders, is also presented in the following table.

                                        Number of      Weighted-    Number of
                                      Securities to     Average     Securities
                                     be Issued Upon    Exercise     Remaining
                                       Exercise of     Price of    Available for
                                       Outstanding    Outstanding     Future
               Plan                      Options        Options      Issuance
------------------------------------ ---------------- ------------ -------------

2004 Stock Option Plan                        75,749     $ 111.83         4,917

2005 Restricted Stock Plan                         -            -             -


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    INDEBTEDNESS OF MANAGEMENT - As of March 31, 2006, notes receivable from stockholders and the associated interest receivable totaled approximately $0.1 million and $1,161, respectively. The remaining balances of such notes originated pursuant to the terms of an employment agreement with NBC's Chief Operating Officer, Barry S. Major. In January, 1999, we issued 4,765 shares of the Company's common stock to Mr. Major at a price of $52.47 per share, in exchange for $25,000 in cash and a promissory note in the principal amount of $225,000 bearing interest at 5.25% per year. The largest aggregate amount outstanding under this note at any time during the year ended March 31, 2006 was approximately $96,000. This note was amended and restated in July, 2002 and matures on January 19, 2009.


                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

    The following table sets forth the aggregate fees billed to us during fiscal years 2006 and 2005 by Deloitte & Touche LLP:

                             Year Ended March 31,
                           2006           2005
                       -------------- --------------

Audit Fees                 $ 142,389      $ 128,904
Audit-Related Fees            41,240         69,813
Tax Fees                      76,355        311,791
Other Fees                         -              -
                       -------------- --------------

Total                      $ 259,984      $ 510,508
                       ============== ==============


    AUDITS FEES include professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated interim financial statements included in our Quarterly Reports on Form 10-Q.

    AUDIT-RELATED FEES consist of fees for assurance and related services that are related to the performance of the audit or review of our consolidated financial statements, including services provided in conjunction with a Securities and Exchange Commission comment letter dated March 7, 2005, as well as the audit of the 401(k) compensation plan.

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

                                     PART IV

              ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A)     FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS.

        (1) Consolidated Financial Statements of NBC Acquisition Corp.

             Index to Consolidated Financial Statements.

             Report of Independent Registered Public Accounting Firm.

             Consolidated Balance Sheets as of March 31, 2006 and 2005.

             Consolidated Statements of Operations for the Years Ended March 31,
               2006 and 2005 (Successor), the One Month Ended March 31, 2004 (Successor), and the Eleven Months Ended February 29, 2004 (Predecessor).

             Consolidated Statements of Stockholders' Equity (Deficit) for the
               Years Ended March 31, 2006 and 2005 (Successor), the One Month Ended March 31, 2004 (Successor), and the Eleven Months Ended February 29, 2004 (Predecessor).

             Consolidated Statements of Cash Flows for the Years Ended March 31,
               2006 and 2005 (Successor), the One Month Ended March 31, 2004 (Successor), and the Eleven Months Ended February 29, 2004 (Predecessor).

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

          2.8 Share Purchase Agreement, dated as of April 2, 2006, by and among Nebraska Book, CBA and the Sellers referenced therein, filed as
               Exhibit 2.1 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

          2.9 Second Amendment to Share Purchase Agreement, dated as of April 30, 2006, by and among Nebraska Book, CBA and the Sellers referenced therein, filed as Exhibit 2.1 to NBC Acquisition Corp. Current Report on Form 8-K dated May 4, 2006, is incorporated herein by reference.

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

          4.12 Supplemental Indenture, dated as of May 1, 2006, by and among CBA, Nebraska Book, each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated May 4, 2006, is incorporated herein by reference.

          4.13 Form of Initial Note of Nebraska Book Company, Inc. (included in
               4.8 as Exhibit A), filed as Exhibit 4.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

          4.14 Form of Exchange Note of Nebraska Book Company, Inc. (included in
               4.8 as Exhibit B), filed as Exhibit 4.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

          4.15 Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantors parties thereto and BNY Midwest Trust Company as Trustee, filed as Exhibit 4.12 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

          4.16 Form of 8 5/8% Senior Subordinated Note Due 2012 (included in
               Exhibit 4.13), filed as Exhibit 4.13 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

          4.17 Form of Exchange Note of Nebraska Book Company, Inc. 8 5/8% Senior Subordinated Note Due 2012, filed as Exhibit 4.15 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

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

         10.10 Third Amendment, dated as of August 1, 2005, to the Amended and Restated Credit Agreement, dated as of March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Several Lenders parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Syndication Agent, and Bank of America, N.A. and Wells Fargo Bank N.A., as Co-Documentation Agents, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

         10.11 Fourth Amendment, dated as of April 26, 2006, to the Amended and Restated Credit Agreement, dated as of March 4, 2004, and as amended by the First Amendment thereto, dated as of August 6, 2004, the Second Amendment thereto, dated as of October 20, 2004 and the Third Amendment thereto, dated as of August 1, 2005, among Nebraska Book, NBC Holdings Corp., NBC Acquisition Corp., the lenders party from time to time thereto, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank),as administrative agent and collateral agent, Citigroup Global Markets Inc. as syndication agent, and Bank of America, N.A. (as successor by merger to Fleet National Bank) and Wells Fargo Bank N.A., as co-documentation agents, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated May 4, 2006, is incorporated herein by reference.

         10.12 Assumption Agreement, dated as of July 1, 2002 between Specialty Books, Inc. and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

         10.13 Assumption Agreement, dated as of December 31, 2004, made by NBC Textbooks LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit
               10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

         10.14 Assumption Agreement, dated as of May 1, 2006, made by CBA, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.3 to NBC Acquisition Corp. Current Report on Form 8-K dated May 4, 2006, is incorporated herein by reference.

         10.15 Guarantee and Collateral Agreement, dated as of February 13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit 10.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.16 Amended and Restated Guarantee and Collateral Agreement, dated March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc. and Specialty Books, Inc. in favor of JPMorgan Chase Bank, as administrative agent, filed as
               Exhibit 10.11 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

         10.17 Purchase Agreement dated February 10, 1998 by and between NBC Acquisition Corp. and Chase Securities Inc., filed as Exhibit
               10.3 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.18 Purchase Agreement, dated as of March 4, 2004, by and among NBC Acquisition Corp. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit
               10.13 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

         10.19 Purchase Agreement dated February 10, 1998 between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 10.4 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.20 Purchase Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.15 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

         10.21 Merger Agreement, dated January 6, 1998, by and among NBC Merger Corp., NBC Acquisition Corp., and certain stockholders of NBC Acquisition Corp. named therein, filed as Exhibit 10.9 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.22 Stockholders Agreement, dated as of July 11, 2002, by and among NBC Acquisition Corp., HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., and the other stockholders party thereto, filed as Exhibit 4.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

         10.23 Amended and Restated Stockholders Agreement, dated as of July 1, 2003, by and among NBC Acquisition Corp., HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., MSD Ventures, L.P., and the other stockholders party thereto, filed as Exhibit 4.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

         10.24 Registration Rights Agreement, dated as of July 11, 2002, by and among HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., and NBC Acquisition Corp., filed as Exhibit 4.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

         10.25 Amended and Restated Registration Rights Agreement, dated as of July 1, 2003, by and among HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., MSD Ventures, L.P., and NBC Acquisition Corp., filed as Exhibit 4.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

         10.26 Exchange and Registration Rights Agreement dated as of February 13, 1998 by and between NBC Acquisition Corp. and Chase Securities Inc., filed as Exhibit 4.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.27 Registration Rights Agreement, dated as of March 4, 2004, by and among NBC Acquisition Corp. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.22 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

         10.28 Exchange and Registration Rights Agreement dated as of February 13, 1998 by and between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 4.6 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.29 Registration Rights Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.24 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

        10.30* Form of Memorandum of Understanding, dated as of February 13,
               1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as
               Exhibit 10.5 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.31* Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

        10.32* Addendum to the Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, dated March 29, 2002, filed as Exhibit 10.10 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

        10.33* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Barry S. Major, filed as
               Exhibit 10.4 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.34* Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

        10.35* Addendum to the Memorandum of Understanding, dated as of July
               1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.12 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

        10.36* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Alan Siemek, filed as
               Exhibit 10.5 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.37* Memorandum of Understanding, dated as of November 1, 1999 by and between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of E-commerce, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

        10.38* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Michael J. Kelly, filed as Exhibit 10.6 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.39* Memorandum of Understanding, dated as of April 17, 2001 by and between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

        10.40* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Robert Rupe, filed as
               Exhibit 10.7 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.41* Amendment to the Memorandums of Understanding by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry
               R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff, Barry S. Major, Alan Siemek, Michael J. Kelly, and Robert Rupe, dated March 4, 2004, filed as Exhibit 10.36 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

        10.42* NBC Acquisition Corp. 1995 Stock Incentive Plan adopted August
               31, 1995, filed as Exhibit 10.6 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.43* NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.44* First Amendment, dated as of June 12, 2002, to the NBC
               Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.45* NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30,
               1998, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.46* First Amendment, dated as of June 12, 2002, to the NBC
               Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

        10.47* NBC Acquisition Corp. 2003 Performance Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

        10.48* NBC Acquisition Corp. 2003 Stock Option Plan adopted July 1,
               2003, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

        10.49* NBC Holdings Corp. 2004 Stock Option Plan adopted March 4,
               2004, filed as Exhibit 10.43 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

        10.50* NBC Holdings Corp. 2005 Restricted Stock Plan adopted September
               29, 2005, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

        10.51* Restricted Stock Purchase Agreement, dated as of March 31,
               2006, between Holdings and Oppegard, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.52* Restricted Stock Purchase Agreement, dated as of March 31,
               2006, between Holdings and Major, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.53* Restricted Stock Purchase Agreement, dated as of March 31,
               2006, between Holdings and Siemek, filed as Exhibit 10.3 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.54* Stock Repurchase Agreement, dated as of March 31, 2006, between
               Holdings and Oppegard, filed as Exhibit 10.4 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.55* Stock Repurchase Agreement, dated as of March 31, 2006, between
               Holdings and Major, filed as Exhibit 10.5 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.56* Stock Repurchase Agreement, dated as of March 31, 2006, between
               Holdings and Siemek, filed as Exhibit 10.6 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.57* Restricted Stock Plan Special Bonus Agreement, dated as of
               March 31, 2006, between Nebraska Book and Oppegard, filed as
               Exhibit 10.7 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.58* Restricted Stock Plan Special Bonus Agreement, dated as of
               March 31, 2006, between Nebraska Book and Major, filed as Exhibit
               10.8 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.59* Restricted Stock Plan Special Bonus Agreement, dated as of
               March 31, 2006, between Nebraska Book and Siemek, filed as
               Exhibit 10.9 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

        10.60* NBC Acquisition Corp. Senior Management Bonus Plan adopted June
               30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

        10.61* Form of Deferred Compensation Agreement by and among Nebraska
               Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

        10.62* Amendment of Form of Deferred Compensation Agreement, dated
               December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

        10.63* NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit
               10.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.64 Agreement for Purchase and Sale of Stock dated January 9, 1998 by and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.10.1 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.65 First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.10.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.66 Commercial Lease Agreement made and entered into March 8, 1989, by and among Robert J. Chaney, Mary Charlotte Chaney and Robert
               J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as Exhibit 10.11 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.67 Lease Agreement entered into as of September 1, 1986, by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.12 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.68 Lease Agreement entered into as of September 1, 1986, by and among John B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as
               Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.69 Lease Agreement entered into as of September 1, 1986 by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.14 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.70 Lease Agreement made and entered into October 12, 1988 by and among Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit 10.15 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

         10.71 Industrial Real Estate Lease dated June 22, 1987 by and among Cyprus Land Company and Nebraska Book Company, Inc., filed as
               Exhibit 10.16 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

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

          99.1 Mirror Option Agreement between NBC Acquisition Corp. and NBC Holdings Corp., dated September 30, 2005, filed as Exhibit 99.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

          99.2 Mirror Restricted Stock Agreement between NBC Acquisition Corp. and NBC Holdings Corp., dated March 31, 2006.

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

                              NBC ACQUISITION CORP.


                               /s/ Mark W. Oppegard
                               -------------------------------------------------
                                   Mark W. Oppegard
                                   President/Chief Executive Officer, Secretary, and Director
                                   June 29, 2006

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Mark W. Oppegard                       /s/  Mark L. Bono
------------------------------------        ------------------------------------
Mark W. Oppegard                            Mark L. Bono
President/Chief Executive Officer,          Director
Secretary, and Director                     June 29, 2006
June 29, 2006


/s/  Alan G. Siemek                         /s/  R. Sean Honey
------------------------------------         -----------------------------------
Alan G. Siemek                              R. Sean Honey
Vice President and Treasurer                Director
(Principal Financial and Accounting         June 29, 2006
Officer)
June 29, 2006


/s/  Barry S. Major
------------------------------------
Barry S. Major
Director
June 29, 2006



    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

    No annual report or proxy material with respect to any annual or other meeting of security holders for the fiscal year ended March 31, 2006 has been, or will be, sent to security holders.

                          FINANCIAL STATEMENT SCHEDULES



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NBC Acquisition Corp.
Lincoln, Nebraska

    We have audited the consolidated financial statements of NBC Acquisition Corp. and subsidiary as of March 31, 2006 and 2005 and for the years ended March 31, 2006 and 2005 (Successor), the one month ended March 31, 2004 (Successor), and the eleven months ended February 29, 2004 (Predecessor), and have issued our report thereon dated June 28, 2006; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in
Item 15(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP

Lincoln, Nebraska
June 28, 2006

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
------------------------------------------------------------------------------

                                                  March 31,       March 31,
                                                     2006           2005
                                                 -------------- --------------
ASSETS

OTHER ASSETS:
  Due from subsidiary (Note A)                   $  16,649,682  $  16,574,575
  Investment in subsidiary (Note A)                172,868,280    159,148,419
  Debt issue costs, net of amortization              1,732,974      1,926,860
  Deferred income taxes                              4,359,363      2,269,917
                                                 -------------- --------------
                                                 $ 195,610,299  $ 179,919,771
                                                 ============== ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

LONG-TERM DEBT, net of current maturities        $  62,452,939  $  56,110,986

COMMITMENTS (Note B)

STOCKHOLDERS' EQUITY:
  Class A common stock, voting, authorized
  5,000,000 shares of $.01 par value;
  issued and outstanding 554,094 and 549,254
  shares at March 31, 2006 and 2005,respectively         5,541          5,493

  Additional paid-in-capital                       111,028,177    110,963,897
  Notes receivable from stockholders                   (92,635)       (92,675)
  Retained earnings                                 20,802,277     12,932,070
  Accumulated other comprehensive income             1,414,000              -
                                                 -------------- --------------
    Total stockholders' equity                     133,157,360    123,808,785
                                                 -------------- --------------
                                                 $ 195,610,299  $ 179,919,771
                                                 ============== ==============

See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------

                                                            Successor                     Predecessor
                                              ----------------------------------------- ---------------
                                               Year Ended    Year Ended  1 Month Ended  11 Months Ended
                                               March 31,      March 31,     March 31,     February 29,
                                                  2006           2005          2004           2004
                                              ------------- ----------- --------------- ---------------
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES  $         -   $         -   $          -    $  (137,927)

INTEREST EXPENSE                                (6,535,839)   (5,871,285)      (621,596)   (12,127,607)

INCOME TAX BENEFIT                               2,164,553     1,857,897        105,197      4,499,552

EQUITY (DEFICIT) IN EARNINGS OF SUBSIDIARY      12,241,493    13,460,024     (3,719,287)    16,934,868
                                              ------------- ------------- --------------  -------------
NET INCOME (LOSS)                              $ 7,870,207   $ 9,446,636   $ (4,235,686)   $ 9,168,886
                                              ============= ============= ==============  =============
EARNINGS (LOSS) PER SHARE:

  Basic                                        $     14.32   $     17.20   $      (7.71)   $      7.25
                                              ============= ============= =============   =============
  Diluted                                      $     14.00   $     16.84   $      (7.71)   $      7.10
                                              ============= ============= =============   =============


See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------

                                                              Successor                   Predecessor
                                                ---------------------------------------- --------------
                                                                                           11 Months
                                                 Year Ended    Year Ended  1 Month Ended     Ended
                                                  March 31,    March 31,     March 31,    February 29,
                                                    2006          2005          2004          2004
                                                ------------ ------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash flows from operating activities      $         -  $ 10,637,466  $170,547,237   $ 32,696,577
                                                ------------ ------------- ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment of March 4, 2004
  Transaction merger consideration                        -             -  (181,244,926)             -
                                                ------------ ------------- ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                -             -    50,009,190              -
  Capital contribution                                    -             -    28,164,181              -
  Payment of financing costs                              -      (132,466)   (1,980,682)             -
  Principal payments on long-term debt                    -   (10,505,000)  (65,495,000)             -
  Proceeds from issuance of common stock                 42             -             -              -
  Proceeds from exercise of stock options            44,286             -             -         15,740
  Proceeds from payment on notes
  receivable from stockholders                        4,869         4,882        50,471        208,089
  Purchases of treasury stock                             -             -             -    (32,696,577)
  Contributions to subsidiary                       (49,197)       (4,882)      (50,471)      (223,829)
                                                ------------ ------------- ------------- --------------
    Net cash flows from financing activities              -   (10,637,466)   10,697,689    (32,696,577)
                                                ------------ ------------- ------------- --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 -             -             -              -

CASH AND CASH EQUIVALENTS, Beginning of year              -             -             -              -
                                                ------------ ------------- ------------- --------------
CASH AND CASH EQUIVALENTS, End of year          $         -  $          -  $          -   $          -
                                                ============ ============= ============= ==============

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Cash paid during the period for interest      $         -  $    523,828  $  2,718,280   $  8,170,000
  Tax benefit on exercise of stock options           20,000             -             -         10,000
  Accumulated other comprehensive income
  (loss)associated with derivative
  financial instruments of subsidiary             1,414,000             -             -        418,631

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

    INVESTMENT IN SUBSIDIARY - The Company accounts for its investment in NBC under the equity method of accounting. Contributions to or from NBC are included within the investment in subsidiary.

B.  COMMITMENTS

    The Company, along with NBC's wholly-owned subsidiaries (Specialty Books, Inc. and NBC Textbooks LLC), has jointly and severally, unconditionally and irrevocably, guaranteed the prompt and complete payment and performance by NBC of NBC's obligations underlying the Senior Credit Facility, which matures at various dates through March 4, 2011. Such guarantee remains in full force and effect until all obligations underlying the Senior Credit Facility, which became effective February 13, 1998 and was most recently amended April 26, 2006 and most recently restated on March 4, 2004, have been satisfied. The maximum potential future amounts payable under the guarantee at March 31, 2006 totaled $176.4 million in principal payments, plus interest, which is based on variable rates that are partially fixed through an interest rate swap agreement. As this guarantee represents a parent's guarantee of its subsidiary's debt to a third party, such guarantee is not carried as a liability in the "Parent Company Only" financial statements.

C.  DIVIDENDS

    Cash dividends paid to the Company by NBC, which are reflected above in "operating activities" in the Company's statements of cash flows, totaled $0.1 million, $184.3 million, and $41.0 million for the year ended March 31, 2005, the one month ended March 31, 2004, and the eleven months ended February 29, 2004, respectively. No cash dividends were received from NBC in fiscal 2006.

NBC ACQUISITION CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------------------------------------------

                                                                              Charged to
                                                                  Charged to     Other
                                                    Beginning of  Costs and    Accounts       Net       End of Year
                                                    Year Balance   Expenses    (Revenue)   Charge-Offs    Balance
                                                    ------------  ----------- ------------ -----------  -----------
YEAR ENDED MARCH 31, 2006 (SUCCESSOR)
  Allowance for doubtful accounts                   $  510,839    $ 231,497  $         -  $   (231,497) $  510,839
  Allowance for sales returns                        6,630,962            -   31,251,607   (33,008,053)  4,874,516

YEAR ENDED MARCH 31, 2005 (SUCCESSOR)
  Allowance for doubtful accounts                      510,839      315,958            -      (315,958)    510,839
  Allowance for sales returns                        5,269,177            -   28,285,698   (26,923,913)  6,630,962

ONE MONTH ENDED MARCH 31, 2004 (SUCCESSOR)
  Allowance for doubtful accounts                      510,839      218,205            -      (218,205)    510,839
  Allowance for sales returns                        9,079,248            -    1,053,143    (4,863,214)  5,269,177

ELEVEN MONTHS ENDED FEBRUARY 29, 2004 (PREDECESSOR)
  Allowance for doubtful accounts                      442,942       66,393            -         1,504     510,839
  Allowance for sales returns                        3,227,700            -   28,489,548   (22,638,000)  9,079,248


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

     2.8 Share Purchase Agreement, dated as of April 2, 2006, by and among Nebraska Book, CBA and the Sellers referenced therein, filed as
          Exhibit 2.1 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

     2.9 Second Amendment to Share Purchase Agreement, dated as of April 30, 2006, by and among Nebraska Book, CBA and the Sellers referenced therein, filed as Exhibit 2.1 to NBC Acquisition Corp. Current Report on Form 8-K dated May 4, 2006, is incorporated herein by reference.

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

     4.12 Supplemental Indenture, dated as of May 1, 2006, by and among CBA, Nebraska Book, each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated May 4, 2006, is incorporated herein by reference.

     4.13 Form of Initial Note of Nebraska Book Company, Inc. (included in 4.8 as Exhibit A), filed as Exhibit 4.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

     4.14 Form of Exchange Note of Nebraska Book Company, Inc. (included in 4.8 as Exhibit B), filed as Exhibit 4.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

     4.15 Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantors parties thereto and BNY Midwest Trust Company as Trustee, filed as Exhibit 4.12 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

     4.16 Form of 8 5/8% Senior Subordinated Note Due 2012 (included in Exhibit 4.13), filed as Exhibit 4.13 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

     4.17 Form of Exchange Note of Nebraska Book Company, Inc. 8 5/8% Senior Subordinated Note Due 2012, filed as Exhibit 4.15 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

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

    10.10 Third Amendment, dated as of August 1, 2005, to the Amended and Restated Credit Agreement, dated as of March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Several Lenders parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Citigroup Global Markets Inc. as Syndication Agent, and Bank of America, N.A. and Wells Fargo Bank N.A., as Co-Documentation Agents, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

    10.11 Fourth Amendment, dated as of April 26, 2006, to the Amended and Restated Credit Agreement, dated as of March 4, 2004, and as amended by the First Amendment thereto, dated as of August 6, 2004, the Second Amendment thereto, dated as of October 20, 2004 and the Third Amendment thereto, dated as of August 1, 2005, among Nebraska Book, NBC Holdings Corp., NBC Acquisition Corp., the lenders party from time to time thereto, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank),as administrative agent and collateral agent, Citigroup Global Markets Inc. as syndication agent, and Bank of America, N.A. (as successor by merger to Fleet National Bank) and Wells Fargo Bank N.A., as co-documentation agents, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated May 4, 2006, is incorporated herein by reference.

    10.12 Assumption Agreement, dated as of July 1, 2002 between Specialty Books, Inc. and JPMorgan Chase Bank, as Administrative Agent, filed as
          Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

    10.13 Assumption Agreement, dated as of December 31, 2004, made by NBC Textbooks LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

    10.14 Assumption Agreement, dated as of May 1, 2006, made by CBA, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.3 to NBC Acquisition Corp. Current Report on Form 8-K dated May 4, 2006, is incorporated herein by reference.

    10.15 Guarantee and Collateral Agreement, dated as of February 13, 1998 made by NBC Acquisition Corp. and Nebraska Book Company, Inc. in favor of the Chase Manhattan Bank, as administrative agent, filed as Exhibit
          10.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

    10.16 Amended and Restated Guarantee and Collateral Agreement, dated March 4, 2004, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc. and Specialty Books, Inc. in favor of JPMorgan Chase Bank, as administrative agent, filed as Exhibit 10.11 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

    10.17 Purchase Agreement dated February 10, 1998 by and between NBC Acquisition Corp. and Chase Securities Inc., filed as Exhibit 10.3 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

    10.18 Purchase Agreement, dated as of March 4, 2004, by and among NBC Acquisition Corp. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

    10.19 Purchase Agreement dated February 10, 1998 between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 10.4 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

    10.20 Purchase Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.15 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

    10.21 Merger Agreement, dated January 6, 1998, by and among NBC Merger Corp., NBC Acquisition Corp., and certain stockholders of NBC Acquisition Corp. named therein, filed as Exhibit 10.9 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

    10.22 Stockholders Agreement, dated as of July 11, 2002, by and among NBC Acquisition Corp., HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., and the other stockholders party thereto, filed as Exhibit
          4.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

    10.23 Amended and Restated Stockholders Agreement, dated as of July 1, 2003, by and among NBC Acquisition Corp., HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., MSD Ventures, L.P., and the other stockholders party thereto, filed as Exhibit 4.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

    10.24 Registration Rights Agreement, dated as of July 11, 2002, by and among HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., and NBC Acquisition Corp., filed as Exhibit 4.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

    10.25 Amended and Restated Registration Rights Agreement, dated as of July 1, 2003, by and among HWH Capital Partners, L.P., HWH Cornhusker Partners, L.P., Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., WPC Entrepreneur Fund II, L.P., MSD Ventures, L.P., and NBC Acquisition Corp., filed as
          Exhibit 4.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

    10.26 Exchange and Registration Rights Agreement dated as of February 13, 1998 by and between NBC Acquisition Corp. and Chase Securities Inc., filed as Exhibit 4.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

    10.27 Registration Rights Agreement, dated as of March 4, 2004, by and among NBC Acquisition Corp. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.22 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

    10.28 Exchange and Registration Rights Agreement dated as of February 13, 1998 by and between Nebraska Book Company, Inc. and Chase Securities Inc., filed as Exhibit 4.6 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

    10.29 Registration Rights Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as
          Exhibit 10.24 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

   10.30* Form of Memorandum of Understanding, dated as of February 13, 1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.5 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

   10.31* Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

   10.32* Addendum to the Memorandum of Understanding, dated as of December
          22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, dated March 29, 2002, filed as Exhibit 10.10 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

   10.33* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Barry S. Major, filed as Exhibit
          10.4 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

   10.34* Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

   10.35* Addendum to the Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.12 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2002, is incorporated herein by reference.

   10.36* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Alan Siemek, filed as Exhibit
          10.5 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

   10.37* Memorandum of Understanding, dated as of November 1, 1999 by and between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of E-commerce, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

   10.38* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Michael J. Kelly, filed as
          Exhibit 10.6 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

   10.39* Memorandum of Understanding, dated as of April 17, 2001 by and between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

   10.40* Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Robert Rupe, filed as Exhibit
          10.7 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

   10.41* Amendment to the Memorandums of Understanding by and between Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff, Barry S. Major, Alan Siemek, Michael J. Kelly, and Robert Rupe, dated March 4, 2004, filed as Exhibit 10.36 to NBC Acquisition Corp. Form 10-K for the year ended March 31, 2004, is incorporated herein by reference.

   10.42* NBC Acquisition Corp. 1995 Stock Incentive Plan adopted August 31,
          1995, filed as Exhibit 10.6 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

   10.43* NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted
          June 30, 1998, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

   10.44* First Amendment, dated as of June 12, 2002, to the NBC Acquisition
          Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

   10.45* NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

   10.46* First Amendment, dated as of June 12, 2002, to the NBC Acquisition
          Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit
          10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

   10.47* NBC Acquisition Corp. 2003 Performance Stock Option Plan adopted
          July 1, 2003, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

   10.48* NBC Acquisition Corp. 2003 Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

   10.49* NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.43 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

   10.50* NBC Holdings Corp. 2005 Restricted Stock Plan adopted September 29,
          2005, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

   10.51* Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Oppegard, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

   10.52* Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Major, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

   10.53* Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Siemek, filed as Exhibit 10.3 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

   10.54* Stock Repurchase Agreement, dated as of March 31, 2006, between
          Holdings and Oppegard, filed as Exhibit 10.4 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

   10.55* Stock Repurchase Agreement, dated as of March 31, 2006, between
          Holdings and Major, filed as Exhibit 10.5 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

   10.56* Stock Repurchase Agreement, dated as of March 31, 2006, between
          Holdings and Siemek, filed as Exhibit 10.6 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

   10.57* Restricted Stock Plan Special Bonus Agreement, dated as of March 31,
          2006, between Nebraska Book and Oppegard, filed as Exhibit 10.7 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

   10.58* Restricted Stock Plan Special Bonus Agreement, dated as of March 31,
          2006, between Nebraska Book and Major, filed as Exhibit 10.8 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

   10.59* Restricted Stock Plan Special Bonus Agreement, dated as of March 31,
          2006, between Nebraska Book and Siemek, filed as Exhibit 10.9 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

   10.60* NBC Acquisition Corp. Senior Management Bonus Plan adopted June 30,
          1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

   10.61* Form of Deferred Compensation Agreement by and among Nebraska Book
          Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

   10.62* Amendment of Form of Deferred Compensation Agreement, dated December
          30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

   10.63* NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.8 to
          NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

    10.64 Agreement for Purchase and Sale of Stock dated January 9, 1998 by and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the "Collegiate Stores Corporation Agreement"), filed as Exhibit 10.10.1 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

    10.65 First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.10.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

    10.66 Commercial Lease Agreement made and entered into March 8, 1989, by and among Robert J. Chaney, Mary Charlotte Chaney and Robert J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as Exhibit 10.11 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

    10.67 Lease Agreement entered into as of September 1, 1986, by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.12 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

    10.68 Lease Agreement entered into as of September 1, 1986, by and among John B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

    10.69 Lease Agreement entered into as of September 1, 1986 by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.14 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

    10.70 Lease Agreement made and entered into October 12, 1988 by and among Hogarth Management and Nebraska Book Company, Inc., filed as Exhibit
          10.15 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

    10.71 Industrial Real Estate Lease dated June 22, 1987 by and among Cyprus Land Company and Nebraska Book Company, Inc., filed as Exhibit 10.16 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

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

     99.1 Mirror Option Agreement between NBC Acquisition Corp. and NBC Holdings Corp., dated September 30, 2005, filed as Exhibit 99.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

     99.2 Mirror Restricted Stock Agreement between NBC Acquisition Corp. and NBC Holdings Corp., dated March 31, 2006.

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