Form 10-Q
period 2006-09-30
NBC ACQUISITION CORP
filed 2006-11-14
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

               TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                    AS OF NOVEMBER 14, 2006: 554,094 SHARES

                            TOTAL NUMBER OF PAGES: 32

                             EXHIBIT INDEX: PAGE 32

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------------------------------
                                                         September 30,     March 31,     September 30,
                                                              2006           2006             2005
                                                        --------------- --------------- ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $  92,519,678   $  33,382,722   $  74,667,826
  Receivables                                               55,238,093      37,760,786      42,559,196
  Inventories                                              100,617,356      74,878,442      75,087,146
  Recoverable income taxes                                           -       1,438,819               -
  Deferred income taxes                                      8,465,940       5,183,002       7,196,782
  Prepaid expenses and other assets                          2,053,160       1,634,483         754,696
                                                        --------------- --------------- ---------------
    Total current assets                                   258,894,227     154,278,254     200,265,646

PROPERTY AND EQUIPMENT, net                                 42,380,212      39,962,913      38,369,693

GOODWILL                                                   309,195,079     293,049,842     288,369,937

IDENTIFIABLE INTANGIBLES, net                              143,111,069     145,478,506     149,032,255

DEBT ISSUE COSTS, net                                        9,236,301       9,430,201      10,297,271

OTHER ASSETS                                                 4,562,310       4,879,588       2,649,674
                                                        --------------- --------------- ---------------
                                                         $ 767,379,198   $ 647,079,304   $ 688,984,476
                                                        =============== =============== ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $  93,712,406   $  19,810,267   $  59,321,912
  Accrued employee compensation and benefits                 9,635,125      10,014,671       7,095,022
  Accrued interest                                             866,100         628,906         708,403
  Accrued incentives                                         7,263,054       7,559,496       8,031,593
  Accrued expenses                                           3,847,405         996,200         347,020
  Income taxes payable                                       9,864,562               -       7,839,512
  Deferred revenue                                           2,365,471         714,423       2,112,384
  Current maturities of long-term debt                       1,736,143       3,206,582       1,833,910
  Current maturities of capital lease obligations              300,606         281,604         253,837
                                                        --------------- --------------- --------------
    Total current liabilities                              129,590,872      43,212,149      87,543,593

LONG-TERM DEBT, net of current maturities                  437,340,584     411,049,214     410,069,310

CAPITAL LEASE OBLIGATIONS, net of current maturities         2,057,407       2,224,684       2,383,375

OTHER LONG-TERM LIABILITIES                                  2,623,243       1,528,533       1,348,247

DEFERRED INCOME TAXES                                       54,504,630      55,907,364      55,422,662

COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY:

  Common stock, voting, authorized 5,000,000 shares
  of $.01 par value; 554,094 shares, 554,094
  shares, and 549,894 shares issued and outstanding
  at September 30, 2006, March 31, 2006, and
  September 30, 2005, respectively                               5,541           5,541           5,499
  Additional paid-in capital                               111,028,177     111,028,177     111,028,177
  Notes receivable from stockholders                           (95,076)        (92,635)        (95,116)
  Retained earnings                                         29,416,820      20,802,277      21,278,729
  Accumulated other comprehensive income                       907,000       1,414,000               -
                                                        --------------- --------------- ---------------
    Total stockholders' equity                             141,262,462     133,157,360     132,217,289
                                                        --------------- --------------- ---------------
                                                         $ 767,379,198   $ 647,079,304   $ 688,984,476
                                                        =============== =============== ===============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                    Quarter          Quarter        Six Months      Six Months
                                                     Ended            Ended           Ended           Ended
                                                  September 30,    September 30,   September 30,   September 30,
                                                      2006             2005            2006            2005
                                                 --------------  --------------- ---------------- ---------------
REVENUES, net of returns                         $ 243,917,253    $ 185,203,022    $ 305,684,544   $ 238,131,228

COSTS OF SALES (exclusive of
  depreciation shown below)                        155,546,895      116,141,578      192,191,096     147,507,024
                                                 --------------  --------------- ---------------- ---------------
  Gross profit                                      88,370,358       69,061,444      113,493,448      90,624,204

OPERATING EXPENSES:
  Selling, general and administrative               42,163,108       29,421,285       70,993,349      53,600,737
  Closure of California warehouse                      327,579                -          327,579               -
  Depreciation                                       1,287,253        1,204,328        2,669,928       2,386,485
  Amortization                                       2,396,325        2,166,999        4,726,722       4,307,649
  Stock-based compensation                             249,236                -          501,236               -
                                                 --------------  --------------- ---------------- ---------------
                                                    46,423,501       32,792,612       79,218,814      60,294,871
                                                 --------------  --------------- ---------------- ---------------

INCOME FROM OPERATIONS                              41,946,857       36,268,832       34,274,634      30,329,333
                                                 --------------  --------------- ---------------- ---------------

OTHER EXPENSES (INCOME):
  Interest expense                                  10,228,556        8,872,374       20,193,053      17,587,228
  Interest income                                     (458,964)        (295,605)        (538,353)       (323,788)
  (Gain) Loss on derivative financial instrument       156,000         (730,766)         155,000        (730,766)
                                                 --------------  --------------- ---------------- ---------------
                                                     9,925,592        7,846,003       19,809,700      16,532,674
                                                 --------------  --------------- ---------------- ---------------

INCOME BEFORE INCOME TAXES                          32,021,265       28,422,829       14,464,934      13,796,659

INCOME TAX EXPENSE                                  13,032,855       11,149,593        5,850,391       5,450,000
                                                 --------------  --------------- ---------------- ---------------
NET INCOME                                       $  18,988,410    $  17,273,236    $   8,614,543   $   8,346,659
                                                 ==============  =============== ================ ===============
EARNINGS (LOSS) PER SHARE:
  Basic                                          $       34.27    $       31.43    $       15.55   $       15.19
                                                 ==============  =============== ================ ===============
  Diluted                                        $       33.42    $       30.74    $       15.20   $       14.85
                                                 ==============  =============== ================ ===============
WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                                554,094          549,525          554,094         549,390
                                                 ==============  =============== ================ ===============
  Diluted                                              568,148          561,931          566,883         562,223
                                                 ==============  =============== ================ ===============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------


                                 Common Stock                     Notes                   Accumulated
                              -------------------- Additional   Receivable                    Other
                                Shares               Paid-in       From        Retained   Comprehensive                Comprehensive
                                Issued    Amount     Capital    Stockholders   Earnings      Income          Total        Income
                              --------- ---------- ------------ ------------ ------------ -------------- ------------- -------------
BALANCE, April 1, 2005          549,254  $ 5,493   $110,963,897  $ (92,675) $ 12,932,070   $         -   $123,808,785

  Interest accrued on
  stockholder note                    -        -              -     (2,441)            -             -         (2,441)  $         -

  Net income                          -        -              -          -     8,346,659             -      8,346,659     8,346,659

  Issuance of 640 shares of
  common stock                      640        6         44,280          -             -             -         44,286             -

  Tax benefit arising from
  exercise of 640 stock
  options                             -        -         20,000          -             -             -         20,000             -

                              ---------- -------- -------------- ---------- ------------- ------------- --------------- ------------
BALANCE, September 30, 2005     549,894  $ 5,499   $111,028,177  $ (95,116) $ 21,278,729   $         -   $132,217,289   $ 8,346,659
                              ========== ======== ============== ========== ============= ============= =============== ============

BALANCE, April 1, 2006          554,094  $ 5,541   $111,028,177  $ (92,635) $ 20,802,277   $ 1,414,000   $133,157,360

  Interest accrued on
  stockholder note                    -        -              -     (2,441)            -             -         (2,441)  $         -

  Net income                          -        -              -          -     8,614,543             -      8,614,543     8,614,543

  Other comprehensive loss,
  net of taxes:

    Unrealized loss on interest
    rate swap agreement, net
    of taxes of $320,000              -        -              -          -             -      (507,000)      (507,000)     (507,000)

                              ---------- -------- -------------- ---------- ------------- ------------- --------------- ------------
BALANCE, September 30, 2006     554,094  $ 5,541   $111,028,177  $ (95,076) $ 29,416,820   $   907,000   $141,262,462   $ 8,107,543
                              ========== ======== ============== ========== ============= ============= =============== ============

See notes to consolidated financial statements.


NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
----------------------------------------------------------------------------------------------

                                                                    Six Months    Six Months
                                                                      Ended           Ended
                                                                   September 30,  September 30,
                                                                       2006           2005
                                                                  --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  8,614,543   $  8,346,659
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Stock-based compensation                                            501,236              -
    Provision for losses on receivables                                  59,067         24,514
    Depreciation                                                      2,669,928      2,386,485
    Amortization                                                      5,685,396      5,154,902
    Original issue debt discount amortization                         3,420,188      3,072,876
    (Gain) Loss on derivative financial instruments                     155,000       (730,766)
    Loss on disposal of assets                                          169,867          2,390
    Deferred income taxes                                            (5,234,259)    (2,978,000)
    Changes in operating assets and
    liabilities, net of the effect of acquisitions:
      Receivables                                                    (9,436,154)   (11,583,397)
      Inventories                                                   (10,590,156)      (768,423)
      Recoverable income taxes                                        1,438,819              -
      Prepaid expenses and other assets                                (279,010)      (137,715)
      Other assets                                                     (422,658)       415,331
      Accounts payable                                               70,338,155     42,906,675
      Accrued employee compensation and benefits                     (1,960,411)    (1,016,168)
      Accrued interest                                                  179,369         79,497
      Accrued incentives                                               (296,442)       270,297
      Accrued expenses                                                2,739,196       (806,302)
      Income taxes payable                                            8,889,128      7,301,351
      Deferred revenue                                                1,651,048      1,069,724
      Other long-term liabilities                                       (16,526)        31,412
                                                                  --------------  ------------
        Net cash flows from operating activities                     78,275,324     53,041,342

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                (3,858,527)    (3,140,336)
  Acquisitions, net of cash acquired                                (21,677,184)    (5,235,982)
  Proceeds from sale of property and equipment                          250,768         28,624
                                                                   --------------  ------------
        Net cash flows from investing activities                    (25,284,943)    (8,347,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                     -         44,286
  Proceeds from issuance of long-term debt                           24,000,000              -
  Payment of financing costs                                           (764,774)      (248,813)
  Principal payments on long-term debt                               (3,009,257)      (915,642)
  Principal payments on capital lease obligations                      (148,275)      (129,996)
  Net decrease in revolving credit facility                         (13,931,119)             -
                                                                  --------------  -------------
        Net cash flows from financing activities                      6,146,575     (1,250,165)
                                                                  --------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            59,136,956     43,443,483

CASH AND CASH EQUIVALENTS, Beginning of period                       33,382,722     31,224,343
                                                                  --------------  -------------
CASH AND CASH EQUIVALENTS, End of period                           $ 92,519,678   $ 74,667,826
                                                                  ==============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                       $ 15,634,822   $ 13,587,602
    Income taxes                                                        756,703      1,126,649
  Noncash investing and financing activities:
    Accumulated other comprehensive income:
      Unrealized loss on interest rate swap agreement,
      net of income taxes                                          $   (507,000)  $          -
      Deferred taxes resulting from unrealized loss
      on interest rate swap agreement                                  (320,000)             -
    Tax benefit on exercise of stock options                                  -         20,000

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION - The consolidated balance sheet of NBC Acquisition Corp. (the "Company") and its wholly-owned subsidiary, Nebraska Book Company, Inc. ("NBC"), at March 31, 2006 was derived from the Company's audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company's operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full fiscal year. Certain reclassifications have been made to prior period consolidated financial statements to conform to current fiscal year presentation. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended March 31, 2006 included in the Company's Annual Report on Form 10-K. References in this Quarterly Report on Form 10-Q to the terms "we," "our," "ours," and "us" refer collectively to the Company and its subsidiaries, including NBC, except where otherwise indicated. The Company does not conduct significant activities apart from its investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC.


2. STOCK-BASED COMPENSATION - On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT. SFAS No. 123 (revised 2004) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure the cost of such services based on the grant-date fair value of the award. This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, thereby eliminating the intrinsic value method of accounting for stock-based compensation by the Company for transactions occurring after March 31, 2006. There were no share-based awards granted during the periods ended September 30, 2006.

    The Company accounts for its stock-based compensation arising from transactions occurring prior to April 1, 2006 under the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations utilizing the intrinsic value method. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. For purposes of measuring stock-based compensation, the Company is considered a nonpublic entity as defined in SFAS No. 123. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of accounting for options granted prior to April 1, 2006 and utilized the minimum value method for pro forma disclosure of the impact of SFAS No. 123 prior to the adoption of SFAS No. 123 (revised 2004).

    NBC Holdings Corp., a Delaware corporation and the Company's parent, adopted the 2005 Restricted Stock Plan (the "Plan") on September 29, 2005. As more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006, the Plan provides for the issuance of shares of restricted stock for consideration to individuals determined by NBC Holdings Corp.'s Board of Directors. Any shares issued under the Plan are subject to restrictions on transferability and a right of NBC Holdings Corp. to reacquire such shares at less than their then fair market value under certain conditions. On March 31, 2006, 1,400 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to each of three officers and directors of the Company. The shares granted to such officers and directors are also each subject to a Stock Repurchase Agreement that, among other things, provides for vesting, certain call rights on behalf of NBC Holdings Corp., and certain put rights on behalf of the applicable officers and directors. The intent of the Plan and the related agreements is to provide a minimum compensation benefit of $1.0 million to each of the three officers and directors assuming that they remain employed by NBC through September 30, 2010. Due to the put rights on behalf of the three officers and directors, stock-based compensation will be accrued to a minimum of $3.0 million plus anticipated cash bonuses to be paid to reimburse the officers and directors for any federal, state and local taxes thereon from the date of issuance of the restricted stock until September 30, 2010 and recorded as "other long-term liabilities" in the consolidated balance sheets. At September 30, 2006, this liability totaled $0.5 million.

3. EARNINGS PER SHARE - Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. For purposes of calculating basic and diluted earnings per share, weighted-average common shares outstanding for the periods ended September 30, 2006 and 2005 were as follows:

                                  Quarter Ended September 30,  Six Months Ended September 30,
                                      2006           2005           2006            2005
                                 -------------- -------------- --------------- ---------------
Basic Earnings Per Share:
  Weighted-average common shares
  outstanding                       554,094         549,525        554,094         549,390

Diluted Earnings Per Share:
  Weighted-average common
  shares outstanding                568,148         561,931        566,883         562,223

  Incremental shares attributable
  to stock options                   14,054          12,406         12,789          12,833

  Stock options outstanding          75,749          73,049         75,749          73,049


4.  INVENTORIES - Inventories are summarized as follows:

                                   September 30,     March 31,    September 30,
                                       2006           2006            2005
                                  --------------- -------------- --------------
Bookstore Division                  $ 81,571,585   $ 43,922,080   $ 52,814,651
Textbook Division                     16,354,536     28,775,512     18,834,467
Complementary Services Division        2,691,235      2,180,850      3,438,028
                                  --------------- -------------- --------------
                                    $100,617,356   $ 74,878,442   $ 75,087,146
                                  =============== ============== ==============

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the periods ended September 30, 2006 and 2005 and the fiscal year ended March 31, 2006. Goodwill assigned to corporate administration represents the goodwill that arose when Weston Presidio gained a controlling interest in the Company on March 4, 2004 (the "March 4, 2004 Transaction"), as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

    On May 1, 2006, NBC acquired 101 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of College Book Stores of America, Inc. ("CBA"). The total purchase price, net of cash acquired, of this stock acquisition was approximately $18.8 million, of which approximately $15.8 million was assigned to non tax-deductible goodwill, $0.6 million was assigned to covenants not to compete with amortization periods of up to fifteen years, and $1.0 million was assigned to contract-managed acquisition costs with amortization periods of up to eight years based on the preliminary purchase price allocation.

    Additionally, for the six months ended September 30, 2006, another thirteen bookstore locations were acquired in twelve separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $2.5 million, of which $0.3 million was assigned to tax-deductible goodwill, $0.1 million was assigned to covenants not to compete with amortization periods of three years, and $0.4 million was assigned to contract-managed acquisition costs with amortization periods of up to four years based on the preliminary purchase price allocation.

    Finally, NBC incurred $0.3 million in contract-managed acquisition costs with amortization periods of up to five years associated with renewals of certain contract-managed locations during the six months ended September 30, 2006.


                                     Bookstore      Corporate
                                      Division    Administration      Total
                                   -------------- --------------- --------------

Balance, April 1, 2005              $ 15,836,651   $ 269,061,875   $284,898,526

Additions to goodwill:
  Bookstore acquisitions               3,471,411               -      3,471,411
                                   -------------- --------------- --------------
Balance, September 30, 2005         $ 19,308,062   $ 269,061,875   $288,369,937
                                   ============== =============== ==============

Balance, April 1, 2005              $ 15,836,651   $ 269,061,875   $284,898,526

Additions to goodwill:
  Bookstore acquisitions               7,524,419               -      7,524,419
  Purchase accounting adjustments        626,897               -        626,897

                                   -------------- --------------- --------------
Balance, March 31, 2006               23,987,967     269,061,875    293,049,842

Additions to goodwill:
  Bookstore acquisitions              16,145,237               -     16,145,237
                                   -------------- --------------- --------------
Balance, September 30, 2006         $ 40,133,204   $ 269,061,875   $309,195,079
                                   ============== =============== ==============

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of September 30, 2006, March 31, 2006, and September 30, 2005:

                                                September 30, 2006
                                   ---------------------------------------------
                                        Gross                           Net
                                       Carrying      Accumulated     Carrying
                                        Amount       Amortization     Amount
                                   --------------- --------------- -------------
 Customer relationships             $ 114,830,000   $ (14,831,860) $  99,998,140
 Developed technology                  11,473,750      (4,939,867)     6,533,883
 Covenants not to compete               5,890,584      (2,297,183)     3,593,401
 Contract-managed acquisition costs     1,964,100        (298,455)     1,665,645
                                   --------------- --------------- -------------
                                    $ 134,158,434   $ (22,367,365) $ 111,791,069
                                   =============== =============== =============

                                                 March 31, 2006
                                   ---------------------------------------------
                                        Gross                            Net
                                       Carrying      Accumulated      Carrying
                                        Amount      Amortization       Amount
                                   --------------- --------------- -------------
 Customer relationships             $ 114,830,000   $ (11,961,100) $ 102,868,900
 Developed technology                  11,473,750      (3,983,689)     7,490,061
 Covenants not to compete               5,221,000      (1,607,333)     3,613,667
 Contract-managed acquisition costs       282,292         (96,414)       185,878
                                   --------------- --------------- -------------
                                    $ 131,807,042   $ (17,648,536) $ 114,158,506
                                   =============== =============== =============

                                               September 30, 2005
                                   ---------------------------------------------
                                        Gross                            Net
                                      Carrying       Accumulated      Carrying
                                        Amount      Amortization       Amount
                                   --------------- --------------- -------------
 Customer relationships             $ 114,830,000   $  (9,090,340) $ 105,739,660
 Developed technology                  11,473,750      (3,027,511)     8,446,239
 Covenants not to compete               4,432,000      (1,006,149)     3,425,851
 Contract-managed acquisition costs       182,292         (81,787)       100,505
                                   --------------- --------------- -------------
                                    $ 130,918,042   $ (13,205,787) $ 117,712,255
                                   =============== =============== =============

    Information regarding aggregate amortization expense for the periods ended September 30, 2006 and 2005 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                       Amortization
                                                          Expense
                                                       --------------

Quarter ended September 30, 2006                         $2,396,325
Quarter ended September 30, 2005                          2,166,999
Six months ended September 30, 2006                       4,726,722
Six months ended September 30, 2005                       4,307,649

Estimated amortization expense for the
fiscal years ending March 31:
    2007                                                 $9,524,000
    2008                                                  9,256,000
    2009                                                  8,902,000
    2010                                                  8,134,000
    2011                                                  5,983,000

    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction, which has a carrying value of $31,320,000 for all periods presented.

6. LONG-TERM DEBT - Indebtedness at September 30, 2006 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to NBC through a syndicate of lenders, consisting of a term loan (the "Term Loan") with a remaining balance of $197.8 million (includes remaining amounts due under both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and a $65.0 million revolving credit facility (the "Revolving Credit Facility") which was unused at September 30, 2006; $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes") issued by NBC; $65.8 million of 11.0% senior discount notes (the "Senior Discount Notes") issued by the Company; $0.4 million of other indebtedness; and $2.4 million of capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $65.0 million. The calculated borrowing base at September 30, 2006 was $54.0 million.

    The interest rate on the Term Loan is Prime plus an applicable margin of up to 1.5% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.5%. The Revolving Credit Facility interest rate is Prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.75%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility.

    The Senior Credit Facility stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998, as most recently restated on March 4, 2004 and most recently amended on April 26, 2006 (the "Credit Agreement"), shall be applied towards prepayment of the Term Loan. The excess cash flow payment for fiscal year 2006, which was $1.7 million, was paid on September 29, 2006.

    The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012. The Senior Discount Notes, which mature on March 15, 2013, accrete in value to $77.0 million at the rate of 11.0% compounded semi-annually through March 15, 2008, with semi-annual cash interest payments commencing September 15, 2008.

    In conjunction with the acquisition of CBA, certain amendments were made to the Credit Agreement on April 26, 2006, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility by $15.0 million, and amending certain restrictions and financial covenants. Scheduled principal payments for such additional borrowings, prior to the application of any excess cash flow payment, total approximately $0.2 million in each of fiscal years 2007-2010 and $23.1 million in fiscal year 2011. In connection with the changes made to the Senior Credit Facility, NBC recorded $0.8 million of debt issue costs, which are being amortized to interest expense over the remaining life of the debt instruments.

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

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC has a three-year amortizing interest rate swap agreement whereby a portion of the variable rate Term Loan is converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement expires on September 30, 2008. Notional amounts under the agreement are reduced periodically.

    General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                      September 30,    March 31,   September 30,
                                          2006           2006          2005
                                     -------------- ------------- --------------
Total indebtedness outstanding       $ 441,434,740  $ 416,762,084 $ 414,540,432

Term Loan subject to Eurodollar
interest rate fluctuations             197,818,151    176,400,000   177,300,000

Notional amount under swap agreement   150,000,000    165,000,000   175,000,000

Fixed interest rate indebtedness       243,616,589    240,362,084   237,240,432

Variable interest rate, including
applicable margin:
  Term Loan                                   7.63%          6.70%         5.88%

    Effective September 30, 2005, the interest rate swap agreement qualified as a cash flow hedge instrument as the following criteria were met:

     (1) Formal documentation of the hedging relationship and NBC's risk management objective and strategy for undertaking the hedge were in place.

     (2) The interest rate swap agreement is expected to be highly effective in offsetting the change in the value of the hedged portion of the interest payments attributable to the Term Loan.

    NBC estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the Term Loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the Term Loan being hedged as of September 30, 2006. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as "interest expense".

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

    Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

                                                        September 30,   March 31,    September 30,
                                                            2006          2006           2005
                                                        ------------- -------------- -------------
Balance Sheet Components:
  Other assets - fair value of swap agreement            $ 1,851,000   $  2,833,000    $  730,766
  Deferred income taxes                                     (717,031)    (1,097,433)     (279,000)
                                                        ------------- -------------- -------------
                                                         $ 1,133,969   $  1,735,567    $  451,766
                                                        ============= ============== =============
Portion of Agreement Subsequent to
September 30, 2005 Hedge Designation:
   Increase (decrease) in fair value of swap agreement:
      Quarter ended September 30                         $(1,722,000)                  $         -
      Six Months ended September 30                         (827,000)                            -
      Year ended March 31, 2006                                        $  2,308,000

Portion of Agreement Prior to
September 30, 2005 Hedge Designation:
   Increase (decrease) in fair value of swap agreement:
      Quarter ended September 30                            (156,000)                      730,766
      Six Months ended September 30                         (155,000)                      730,766
      Year ended March 31, 2006                                             525,000

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

    The following table provides selected information about profit or loss on a segment basis for the periods ended September 30, 2006 and 2005, respectively:

                                                                        Complementary
                                             Bookstore      Textbook       Services
                                              Division      Division       Division        Total
                                           -------------- ------------- -------------- -------------
Quarter ended September 30, 2006:
  External customer revenues                $ 196,636,797  $ 40,260,498   $  7,019,958 $ 243,917,253
  Intersegment revenues                           446,845    13,729,374      1,412,109    15,588,328
  Depreciation and amortization expense         1,459,751     1,502,133        635,303     3,597,187
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)     29,967,460    17,183,615        565,154    47,716,229

Quarter ended September 30, 2005:
  External customer revenues                $ 134,123,572  $ 43,609,140   $  7,470,310 $ 185,203,022
  Intersegment revenues                           521,879     9,809,864        870,892    11,202,635
  Depreciation and amortization expense         1,120,223     1,504,968        658,481     3,283,672
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)     21,969,745    17,407,224      1,063,862    40,440,831

Six months ended September 30, 2006:
  External customer revenues                $ 232,183,291  $ 60,608,874   $ 12,892,379 $ 305,684,544
  Intersegment revenues                           833,586    21,099,795      2,921,611    24,854,992
  Depreciation and amortization expense         2,869,692     3,024,955      1,275,615     7,170,262
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)     25,383,446    22,463,657      1,041,423    48,888,526

Six months ended September 30, 2005:
  External customer revenues                $ 160,769,420  $ 64,401,400   $ 12,960,408 $ 238,131,228
  Intersegment revenues                           871,675    15,658,364      1,895,011    18,425,050
  Depreciation and amortization expense         2,153,089     3,011,999      1,314,183     6,479,271
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)     18,540,941    22,194,494      1,198,121    41,933,556

    The following table reconciles segment information presented above with consolidated information as presented in the Company's consolidated financial statements for the periods ended September 30, 2006 and 2005, respectively:

                                                Quarter Ended September 30,    Six Months Ended September 30,
                                                   2006            2005            2006            2005
                                              --------------- --------------- --------------- ---------------
Revenues:
  Total for reportable segments                $ 259,505,581   $ 196,405,657   $ 330,539,536   $ 256,556,278
  Elimination of intersegment revenues           (15,588,328)    (11,202,635)    (24,854,992)    (18,425,050)
                                              --------------- --------------- --------------- ---------------
    Consolidated total                         $ 243,917,253   $ 185,203,022   $ 305,684,544   $ 238,131,228
                                              =============== =============== =============== ===============

Depreciation and Amortization Expense:
  Total for reportable segments                $   3,597,187   $   3,283,672   $   7,170,262   $   6,479,271
  Corporate administration                            86,391          87,655         226,388         214,863
                                              --------------- --------------- --------------- ---------------
    Consolidated total                         $   3,683,578   $   3,371,327   $   7,396,650   $   6,694,134
                                              =============== =============== =============== ===============

Income Before Income Taxes:
  Total EBITDA for reportable segments         $  47,716,229   $  40,440,831   $  48,888,526   $  41,933,556
  Corporate administrative costs,
  including interdivision profit elimination      (2,085,794)       (800,672)     (7,217,242)     (4,910,089)
                                              --------------- --------------- --------------- ---------------
                                                  45,630,435      39,640,159      41,671,284      37,023,467
  Depreciation and amortization                   (3,683,578)     (3,371,327)     (7,396,650)     (6,694,134)
                                              --------------- --------------- --------------- ---------------
    Consolidated income from operations           41,946,857      36,268,832      34,274,634      30,329,333
  Interest and other expenses, net                (9,925,592)     (7,846,003)    (19,809,700)    (16,532,674)
                                              --------------- --------------- --------------- ---------------
    Consolidated income before income taxes    $  32,021,265   $  28,422,829   $  14,464,934   $  13,796,659
                                              =============== =============== =============== ===============

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As the Company is highly-leveraged and as the Company's equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring its liquidity and provides additional information for determining its ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America ("GAAP"), and EBITDA does not necessarily indicate whether cash flows will be sufficient to meet our cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing the Company's financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the consolidated statements of cash flows:

                                                  Quarter ended September 30,  Six Months ended September 30,
                                                      2006            2005          2006           2005
                                                --------------- -------------- -------------- --------------
EBITDA                                           $  45,630,435   $ 39,640,159   $ 41,671,284   $ 37,023,467

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Stock-based compensation                             249,236              -        501,236              -
  Interest income                                      458,964        295,605        538,353        323,788
  Provision for losses on accounts receivable            8,138         25,435         59,067         24,514
  Cash paid for interest                           (11,984,559)   (10,732,999)   (15,634,822)   (13,587,602)
  Cash (paid) refunded for income taxes                789,226       (512,364)      (756,703)    (1,126,649)
  Loss on disposal of assets                           169,867          2,390        169,867          2,390
  Changes in operating assets and liabilities,
  net of the effect of acquisitions (1)             85,228,562     59,424,409     51,727,042     30,381,434
                                                --------------- -------------- -------------- --------------
Net Cash Flows from Operating Activities         $ 120,549,869   $ 88,142,635   $ 78,275,324   $ 53,041,342
                                                =============== ============== ============== ==============
Net Cash Flows from Investing Activities         $  (2,937,422)  $ (6,099,109)  $(25,284,943)  $ (8,347,694)
                                                =============== ============== ============== ==============
Net Cash Flows from Financing Activities         $ (35,716,743)  $(14,840,015)  $  6,146,575   $ (1,250,165)
                                                =============== ============== ============== ==============

        (1) Changes in operating assets and liabilities, net of the effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States. CBA's assets are classified as part of the Bookstore Division segment and totaled $54.7 million at September 30, 2006.

9. ACCOUNTING PRONOUNCEMENTS - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for purposes of a materiality assessment. The Securities and Exchange Commission now requires that registrants quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements when assessing whether or not the financial statements require adjustment. This Staff Accounting Bulletin becomes effective for the Company in its Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and is not expected to have a significant impact on the Company's consolidated financial statements.

    In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation becomes effective for the Company in fiscal year 2008. The Company is reviewing this Interpretation and has not determined the impact, if any, on the consolidated financial statements.

10. CLOSURE OF CALIFORNIA WAREHOUSE - On August 9, 2006, in response to a review of the efficiency and effectiveness of its warehouses, NBC announced plans to close its warehouse facility located in Cypress, California, and eliminated 33 positions. The facility closed effective October 27, 2006, and these positions were eliminated at that time. A group of 17 other employees were offered, and 16 employees accepted, positions to remain with NBC as Account Service Representatives, continuing to service NBC's customers. Closure activities are expected to be completed by December 31, 2006. Details regarding the warehouse closure and its impact on the Textbook Division are outlined in the following table:

                                    Quarter ended  Six Months ended   Cumulative       Total
                                    September 30,    September 30,       Costs       Expected
                                        2006             2006          Incurred       Costs
                                    -------------- ---------------- ------------- --------------
Costs of Closure:
  One-time termination benefits         $ 285,000        $ 285,000    $  285,000    $   434,000
  Costs to terminate contracts                  -                -             -        299,000
  Costs of consolidation/relocation        42,579           42,579        42,579        267,000
                                    -------------- ---------------- -------------  -------------
                                        $ 327,579        $ 327,579    $  327,579    $ 1,000,000
                                    ============== ================ =============  =============

                                       Balance,      Costs Incurred                                 Balance,
                                       April 1,       and Charged       Costs                    September 30,
                                        2006           to Expense    Paid/Settled   Adjustments     2006 (1)
                                    -------------- ---------------- -------------  ------------- -------------
Liability Reconciliation:
  One-time termination benefits         $       -        $ 285,000    $        -    $         -    $ 285,000
  Costs to terminate contracts                  -                -             -              -            -
  Costs of consolidation/relocation             -           42,579       (21,575)             -       21,004
                                    -------------- ---------------- -------------  ------------- -------------
                                        $       -        $ 327,579    $  (21,575)   $         -    $ 306,004
                                    ============== ================ =============  ============= =============

     (1) One-time termination benefits, costs to terminate a contract, and costs of consolidation/relocation are included in "accounts payable" in the consolidated balance sheets until paid. In the consolidated statements of operations, such costs are separately identified as part of "income from operations".

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. On May 1, 2006, we acquired 101 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of CBA. CBA began providing contract-management services to small to medium-sized colleges and universities nationwide in 1984, and prior to the acquisition had and now continues to maintain one of the longest tenured management teams in the college bookstore industry. In addition to the acquired revenue and EBITDA, we believe this acquisition will enhance our competitive position for future contract-management opportunities. Certain amendments were made to the Credit Agreement to allow for this acquisition, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility by $15.0 million, and amending certain restrictions and financial covenants. The modifications to the Credit Agreement also resulted in the payment of $0.8 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments.

    Additionally, we completed the purchase, initiated the contract-management, or established the start-up of fourteen bookstore locations in the six months ended September 30, 2006. The property leases or contract-management agreements at six bookstore locations were not renewed during the six months ended September 30, 2006. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the quarter ended September 30, 2006 increased $58.7 million, or 31.7% from the quarter ended September 30, 2005. This increase is primarily attributable to growth in the Bookstore Division, particularly the acquisition of CBA on May 1, 2006. The Textbook and Complementary Services Divisions also experienced growth in the quarter ended September 30, 2006, with such growth being primarily attributable to increases in intercompany revenues.

    EBITDA RESULTS. Consolidated EBITDA for the quarter ended September 30, 2006 increased $6.0 million from the quarter ended September 30, 2005. The EBITDA increase is primarily attributable to growth in the Bookstore Division, particularly the acquisition of CBA on May 1, 2006, as EBITDA decreased in the Textbook, Complementary Services, and Corporate Administration Divisions. The Textbook Division decrease is primarily attributable to costs associated with the closure of its California warehouse, while the Corporate Administration Division decrease is primarily attributable to stock-based compensation associated with NBC Holdings Corp. restricted stock issued on March 31, 2006, corporate costs incurred in the acquisition of CBA, and the impact of the interdivision profit elimination. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.

    CALIFORNIA WAREHOUSE CLOSURE. On August 9, 2006, we announced plans to close our warehouse facility located in Cypress, California, and eliminated 33 positions. The facility closed effective October 27, 2006, and these positions were eliminated at that time. A group of 17 other employees were offered, and 16 employees accepted, positions to remain with us as Account Service Representatives, continuing to service our customers. As a result of these plans, we expect to incur approximately $1.0 million of one-time employee termination benefits, contract termination expenses, and other associated costs between the date of the announcement and December 31, 2006, of which $0.3 million have been incurred as of September 30, 2006. We also expect to save approximately $0.8 to $1.2 million annually in operating costs after these plans are fully implemented.

CHALLENGES AND EXPECTATIONS

    We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past. We have experienced, and continue to experience, competition for the supply of used textbooks from other textbook wholesalers and from student to student transactions, competition from alternative media and alternative sources of textbooks for students, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Despite these challenges, we expect that we will continue to grow revenue and EBITDA on a consolidated basis in fiscal year 2007. We also expect that our capital expenditures will remain modest for a company of our size.

QUARTER ENDED SEPTEMBER 30, 2006 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2005.


    REVENUES. Revenues for the quarters ended September 30, 2006 and 2005 and the corresponding change in revenues were as follows:

                                                                           Change
                                                                 -------------------------
                                      2006            2005           Amount     Percentage
                                  -------------- --------------- -------------- ----------
Bookstore Division                $ 197,083,642   $ 134,645,451   $ 62,438,191     46.4 %
Textbook Division                    53,989,872      53,419,004        570,868      1.1 %
Complementary Services Division       8,432,067       8,341,202         90,865      1.1 %
Intercompany eliminations           (15,588,328)    (11,202,635)    (4,385,693)    39.1 %
                                  -------------- --------------- --------------  ----------
                                  $ 243,917,253   $ 185,203,022   $ 58,714,231     31.7 %
                                  ============== =============== ============== ==========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 132 bookstore locations through acquisitions or start-ups since April 1, 2005. The new bookstores provided an additional $59.1 million of revenue in the quarter ended September 30, 2006. Same-store sales in the quarter ended September 30, 2006 increased $5.3 million, or 4.2%, from the quarter ended September 30, 2005, due primarily from increased used textbook and clothing and insignia wear revenues. The Company defines same-store sales for the quarter ended September 30, 2006 as sales from any store, even if expanded or relocated, that was operated by the Company at the start of fiscal year 2006. Finally, revenues declined $2.0 million as a result of certain store closings since July 1, 2005.

    In the quarter ended September 30, 2006, Textbook Division revenues were up 1.1% compared to the quarter ended September 30, 2005 due to a 5.5% increase in the average price per book sold, which was partially offset by a 2.6% decrease in units sold and an increase in sales returns. Complementary Services Division revenues were comparable for the quarters ended September 30, 2006 and 2005. Primarily as a result of our significant growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the quarter ended September 30, 2006 increased $3.9 million and $0.5 million in the Textbook and Complementary Services Divisions, respectively, from the quarter ended September 30, 2005. Of the $3.9 million increase in Textbook Division intercompany revenues, $0.8 million effectively represents a shift from external customer revenues due to the acquisition of CBA.

    GROSS PROFIT. Gross profit for the quarter ended September 30, 2006 increased $19.3 million, or 28.0%, to $88.4 million from $69.1 million for the quarter ended September 30, 2005. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage declined to 36.2% for the quarter ended September 30, 2006 from 37.3% for the quarter ended September 30, 2005. The decrease in consolidated gross margin percentage is primarily attributable to the shift in revenue mix, with lower-margin Bookstore Division revenues comprising 80.8% and 72.7% of consolidated revenues for the quarters ended September 30, 2006 and 2005, respectively. Additionally, CBA margins are slightly lower than margins for our off-campus bookstore locations due in part to CBA revenues being more heavily-weighted with lower margin new textbooks.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 2006 increased $12.8 million, or 43.3%, to $42.2 million from $29.4 million for the quarter ended September 30, 2005. Selling, general and administrative expenses as a percentage of revenues were 17.3% and 15.9% for the quarters ended September 30, 2006 and 2005, respectively. The increase in selling, general and administrative expenses, which includes a $3.9 million increase in personnel costs and a $4.3 million increase in rent, is primarily attributable to our continued growth in the Bookstore Division with the addition of 132 bookstore locations through acquisitions or start-ups since April 1, 2005.

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses recognized in the quarter ended September 30, 2006 are attributable to one-time termination benefits, costs to terminate contracts, and costs of consolidation/relocation associated with the October 27, 2006 closure of our California warehouse facility, which was announced on August 9, 2006.

    STOCK-BASED COMPENSATION. Stock-based compensation recognized in the quarter ended September 30, 2006 is attributable to the 4,200 shares of NBC Holdings Corp. restricted stock issued on March 31, 2006.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended September 30, 2006 and 2005 and the corresponding change in EBITDA were as follows:

                                                                          Change
                                                                -------------------------
                                      2006           2005           Amount     Percentage
                                  -------------- -------------- -------------- ----------
Bookstore Division                 $ 29,967,460   $ 21,969,745    $ 7,997,715     36.4 %
Textbook Division                    17,183,615     17,407,224       (223,609)    (1.3)%
Complementary Services Division         565,154      1,063,862       (498,708)   (46.9)%
Corporate administration             (2,085,794)      (800,672)    (1,285,122)  (160.5)%
                                  -------------- -------------- -------------- ----------
                                   $ 45,630,435   $ 39,640,159    $ 5,990,276     15.1 %
                                  ============== ============== ============== ==========

    The increase in Bookstore Division EBITDA was primarily due to growth in the number of college bookstores owned by us, particularly the May 1, 2006 acquisition of CBA. The small decrease in Textbook Division EBITDA is primarily attributable to the costs incurred in the quarter ended September 30, 2006 to close its California warehouse. The decrease in Complementary Services Division EBITDA is primarily attributable to an increase in selling, general, and administrative expenses. Corporate administration costs are up primarily as a result of stock-based compensation associated with the NBC Holdings Corp. restricted stock issued on March 31, 2006, corporate costs related to the acquisition of CBA, and the impact of the interdivision profit elimination for textbooks sold by the Textbook Division to the Bookstore Division which remained in inventory at the end of the period.

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient to meet our cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the consolidated statements of cash flows:

                                                  Quarter ended September 30,
                                                      2006           2005
                                                --------------- ---------------

EBITDA                                           $  45,630,435   $  39,640,159

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

   Stock-based compensation                            249,236               -
   Interest income                                     458,964         295,605
   Provision for losses on accounts receivable           8,138          25,435
   Cash paid for interest                          (11,984,559)    (10,732,999)
   Cash (paid) refunded for income taxes               789,226        (512,364)
   Loss on disposal of assets                          169,867           2,390
   Changes in operating assets and liabilities,
   net of the effect of acquisitions (1)            85,228,562      59,424,409
                                                --------------- ---------------
Net Cash Flows from Operating Activities         $ 120,549,869   $  88,142,635
                                                =============== ===============

Net Cash Flows from Investing Activities         $  (2,937,422)  $  (6,099,109)
                                                =============== ===============

Net Cash Flows from Financing Activities         $ (35,716,743)  $ (14,840,015)
                                                =============== ===============

    (1) Changes in operating assets and liabilities, net of the effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    DEPRECIATION EXPENSE. Depreciation expense for the quarter ended September 30, 2006 increased $0.1 million, or 6.9%, to $1.3 million from $1.2 million for the quarter ended September 30, 2005, due primarily to depreciation attributable to CBA of $0.1 million, which was acquired on May 1, 2006.

    AMORTIZATION EXPENSE. Amortization expense for the quarter ended September 30, 2006 increased $0.2 million, or 10.6%, to $2.4 million from $2.2 million for the quarter ended September 30, 2005, due primarily to amortization attributable to CBA of $0.1 million, which was acquired on May 1, 2006.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended September 30, 2006 increased $2.1 million, or 26.5%, to $9.9 million from $7.8 million for the quarter ended September 30, 2005, due primarily to a $0.9 million change in the impact of accounting for the portion of the interest rate swap agreement not qualifying for hedge accounting, an approximate 1.0% increase in the average interest rate on the Term Loan, an increase in borrowings under the Term Loan and Revolving Credit Facility associated with the CBA acquisition, an approximate 1.5% increase in the average interest rate on the Revolving Credit Facility, and a $0.2 million increase in original issue debt discount amortization on the Senior Discount Notes.

    INCOME TAXES. Income tax expense for the quarter ended September 30, 2006 increased $1.9 million, or 16.9%, to $13.0 million from $11.1 million for the quarter ended September 30, 2005. Our effective tax rate for the quarters ended September 30, 2006 and 2005 was 40.7% and 39.2%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2005.


    REVENUES. Revenues for the six months ended September 30, 2006 and 2005 and the corresponding change in revenues were as follows:

                                                                           Change
                                                                 -------------------------
                                       2006            2005          Amount     Percentage
                                  -------------- --------------- -------------- ----------
Bookstore Division                $ 233,016,877   $ 161,641,095   $ 71,375,782     44.2 %
Textbook Division                    81,708,669      80,059,764      1,648,905      2.1 %
Complementary Services Division      15,813,990      14,855,419        958,571      6.5 %
Intercompany eliminations           (24,854,992)    (18,425,050)    (6,429,942)    34.9 %
                                  -------------- --------------- -------------- ----------
                                  $ 305,684,544   $ 238,131,228   $ 67,553,316     28.4 %
                                  ============== =============== ============== ==========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 132 bookstore locations through acquisitions or start-ups since April 1, 2005. The new bookstores provided an additional $68.2 million of revenue in the six months ended September 30, 2006. Same-store sales in the six months ended September 30, 2006 increased $5.5 million, or 3.6%, from the six months ended September 30, 2005, due primarily from increased used textbook and clothing and insignia wear revenues. The Company defines same-store sales for the six months ended September 30, 2006 as sales from any store, even if expanded or relocated, that was operated by the Company at the start of fiscal year 2006. Finally, revenues declined $2.3 million as a result of certain store closings since April 1, 2005.

    In the six months ended September 30, 2006, Textbook Division revenues were up 2.1% compared to the six months ended September 30, 2005 due to a 5.6% increase in the average price per book sold, which was partially offset by a 1.5% decrease in units sold and an increase in sales returns. Complementary Services Division revenues increased primarily due to a $1.3 million increase in revenues in our systems divisions, offset in part by a $0.5 million decrease in revenues in our distance education division. Primarily as a result of our significant growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the six months ended September 30, 2006 increased $5.4 million and $1.0 million in the Textbook and Complementary Services Divisions, respectively, from the six months ended September 30, 2005. Of the $5.4 million increase in Textbook Division intercompany revenues, $1.3 million effectively represents a shift from external customer revenues due to the acquisition of CBA.

    GROSS PROFIT. Gross profit for the six months ended September 30, 2006 increased $22.9 million, or 25.2%, to $113.5 million from $90.6 million for the six months ended September 30, 2005. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage declined to 37.1% for the six months ended September 30, 2006 from 38.1% for the six months ended September 30, 2005. The decrease in consolidated gross margin percentage is primarily attributable to the shift in revenue mix, with lower-margin Bookstore Division revenues comprising 76.2% and 67.9% of consolidated revenues for the six months ended September 30, 2006 and 2005, respectively. Additionally, CBA margins are slightly lower than margins for our off-campus bookstore locations due in part to CBA revenues being more heavily-weighted with lower margin new textbooks.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended September 30, 2006 increased $17.4 million, or 32.4%, to $71.0 million from $53.6 million for the six months ended September 30, 2005. Selling, general and administrative expenses as a percentage of revenues were 23.2% and 22.5% for the six months ended September 30, 2006 and 2005, respectively. The increase in selling, general and administrative expenses, which includes a $6.7 million increase in personnel costs and a $5.4 million increase in rent, is primarily attributable to our continued growth in the Bookstore Division with the addition of 132 bookstore locations through acquisitions or start-ups since April 1, 2005.

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses recognized in the six months ended September 30, 2006 are attributable to one-time termination benefits, costs to terminate contracts, and costs of consolidation/relocation associated with the October 27, 2006 closure of our California warehouse facility, which was announced on August 9, 2006.

    STOCK-BASED COMPENSATION. Stock-based compensation recognized in the six months ended September 30, 2006 is attributable to the 4,200 shares of NBC Holdings Corp. restricted stock issued on March 31, 2006.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the six months ended September 30, 2006 and 2005 and the corresponding change in EBITDA were as follows:

                                                                         Change
                                                               -------------------------
                                      2006           2005          Amount     Percentage
                                  ------------- -------------- -------------- ----------
Bookstore Division                 $25,383,446    $18,540,941    $ 6,842,505     36.9 %
Textbook Division                   22,463,657     22,194,494        269,163      1.2 %
Complementary Services Division      1,041,423      1,198,121       (156,698)   (13.1)%
Corporate administration            (7,217,242)    (4,910,089)    (2,307,153)   (47.0)%
                                  ------------- -------------- -------------- ----------
                                   $41,671,284    $37,023,467    $ 4,647,817     12.6 %
                                  ============= ============== ============== ==========

    The increase in Bookstore Division EBITDA was primarily due to growth in the number of college bookstores owned by us, particularly the May 1, 2006 acquisition of CBA. The small increase in Textbook Division EBITDA was primarily due to slight increases in revenue and gross margin percentage, partially offset by the $0.3 million of costs incurred related to the closure of its California warehouse. The small decrease in Complementary Services Division EBITDA is primarily attributable to the continued decline of distance education division revenues. Corporate administration costs are up primarily as a result of stock-based compensation associated with the NBC Holdings Corp. restricted stock issued on March 31, 2006, corporate costs related to the acquisition of CBA, and the impact of the interdivision profit elimination for textbooks sold by the Textbook Division to the Bookstore Division which remained in inventory at the end of the period.

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also utilize EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient to meet our cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the consolidated statements of cash flows:

                                                  Six Months ended September 30,
                                                     2006            2005
                                                ---------------  --------------

EBITDA                                           $  41,671,284    $ 37,023,467

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Stock-based compensation                             501,236               -
  Interest income                                      538,353         323,788
  Provision for losses on accounts receivable           59,067          24,514
  Cash paid for interest                           (15,634,822)    (13,587,602)
  Cash paid for income taxes                          (756,703)     (1,126,649)
  Loss on disposal of assets                           169,867           2,390
  Changes in operating assets and liabilities,
  net of the effect of acquisitions (1)             51,727,042      30,381,434
                                                ---------------  --------------
Net Cash Flows from Operating Activities         $  78,275,324    $ 53,041,342
                                                ===============  ==============

Net Cash Flows from Investing Activities         $ (25,284,943)   $ (8,347,694)
                                                ===============  ==============

Net Cash Flows from Financing Activities         $   6,146,575    $ (1,250,165)
                                                ===============  ==============

    (1) Changes in operating assets and liabilities, net of the effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    DEPRECIATION EXPENSE. Depreciation expense for the six months ended September 30, 2006 increased $0.3 million, or 11.9%, to $2.7 million from $2.4 million for the six months ended September 30, 2005, due primarily to depreciation attributable to CBA of $0.2 million, which was acquired on May 1, 2006.

    AMORTIZATION EXPENSE. Amortization expense for the six months ended September 30, 2006 increased $0.4 million, or 9.7%, to $4.7 million from $4.3 million for the six months ended September 30, 2005, due primarily to amortization attributable to CBA of $0.2 million, which was acquired on May 1, 2006.

    INTEREST EXPENSE, NET. Interest expense, net for the six months ended September 30, 2006 increased $3.3 million, or 19.8%, to $19.8 million from $16.5 million for the six months ended September 30, 2005, due primarily to a $0.9 million change in the impact of accounting for the portion of the interest rate swap agreement not qualifying for hedge accounting, an approximate 1.0% increase in the average interest rate on the Term Loan, an increase in borrowings under the Term Loan and Revolving Credit Facility associated with the CBA acquisition, an approximate 1.5% increase in the average interest rate on the Revolving Credit Facility, and a $0.3 million increase in original issue debt discount amortization on the Senior Discount Notes.

    INCOME TAXES. Income tax expense for the six months ended September 30, 2006 increased $0.4 million, or 7.3%, to $5.9 million from $5.5 million for the six months ended September 30, 2005. Our effective tax rate for the six months ended September 30, 2006 and 2005 was 40.4% and 39.5%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to returns, bad debts, inventory valuation and obsolescence, intangible assets, rebate programs, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

    INCOME TAXES. We account for income taxes by recording taxes payable or refundable for the current fiscal year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or the consolidated income tax returns. Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets, and deferred tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the consolidated income tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in the consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Effective April 26, 2006, certain amendments were made to the Credit Agreement to allow for the acquisition of CBA, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility by $15.0 million, and amending certain restrictions and financial covenants. The additional Term Loan borrowings were utilized to help finance the purchase of all of CBA's outstanding stock, repay CBA's outstanding long-term bank indebtedness, and provide funding for the payment of transaction costs and other liabilities associated with the acquisition. The increase in amounts available under the Revolving Credit Facility will provide the funding necessary to help meet the working capital requirements of the acquired bookstores. CBA's long-term bank indebtedness, revolving credit facility balance, and the corresponding accrued interest repaid on May 1, 2006 totaled $14.4 million. The modifications to the Credit Agreement resulted in the payment of $0.8 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments.

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At September 30, 2006, our total indebtedness was $441.4 million, consisting of the $197.8 million Term Loan, $175.0 million of Senior Subordinated Notes, $65.8 million of Senior Discount Notes, and $2.8 million of other indebtedness, including capital lease obligations.

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and the Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Term Loan, as amended on April 26, 2006, scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement), if any, towards the Term Loan principal balances. The excess cash flow payment for fiscal year 2006, which was $1.7 million, was paid on September 29, 2006. Future principal payments, after application of the excess cash flow payment, approximate $3.4 million in fiscal year 2007 (including the $1.7 million excess cash flow payment), $1.9 million in fiscal year 2008, $2.0 million in fiscal years 2009-2010, and $191.1 million in fiscal year 2011.

    Future projected interest payments on the $24.0 million of incremental Term Loan borrowings, based upon the implied forward rates in the yield curve as of September 30, 2006, are estimated to be $1.7 million in fiscal year 2007, $1.8 million in fiscal year 2008, $1.7 million in fiscal years 2009-2010, and $1.1 million in fiscal year 2011.

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

INVESTING CASH FLOWS

    Our capital expenditures were $3.9 million and $3.1 million for the six months ended September 30, 2006 and 2005, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. The annual limitation for fiscal year 2007 is $12.7 million.

    Business acquisition and contract-management renewal expenditures were $21.7 million and $5.2 million for the six months ended September 30, 2006 and 2005, respectively. On May 1, 2006, we acquired 101 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of CBA. The total purchase price, net of cash acquired, of this stock acquisition was approximately $18.8 million. Additionally, during the six months ended September 30, 2006, we also acquired another thirteen bookstore locations in twelve separate transactions. For the six months ended September 30, 2005, five bookstore locations were acquired in separate transactions. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows provided from operating activities for the six months ended September 30, 2006 were $78.3 million, up $25.3 million from $53.0 million for the six months ended September 30, 2005. The increase in net cash flows provided from operating activities is due primarily to increased accounts payable, accrued expenses, and income from operations associated with the significant growth being experienced in our Bookstore Division, partially offset by increased inventory and interest expense.

COVENANT RESTRICTIONS

    Access to our principal sources of cash is subject to various restrictions and compliance with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios, and minimum fixed charge coverage ratios. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $65.0 million. The Senior Credit Facility restricts NBC's ability to make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes owed by the Company. The indenture governing the Senior Discount Notes restricts the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company's consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of NBC and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. Such restrictions are not expected to affect our ability to meet our cash obligations for the foreseeable future.

SOURCES OF AND NEEDS FOR CAPITAL

    As of September 30, 2006, NBC could borrow up to $54.0 million under the Revolving Credit Facility, which was unused at September 30, 2006. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

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

ACCOUNTING PRONOUNCEMENTS

    In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for purposes of a materiality assessment. The Securities and Exchange Commission now requires that registrants quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements when assessing whether or not the financial statements require adjustment. This Staff Accounting Bulletin becomes effective for the Company in its Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and is not expected to have a significant impact on the Company's consolidated financial statements.

    In July 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation becomes effective for us in fiscal year 2008. The Company is reviewing this Interpretation and has not determined the impact, if any, on the consolidated financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

    This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future results of operations, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media and alternative sources of textbooks for students; digital content sold directly to students; increased competition for the purchase and sale of used textbooks from student to student transactions; our inability to successfully acquire or contract-manage additional bookstores or to integrate those additional stores; inability to cost-effectively maintain or increase the number of contract-managed stores; our ability to cost-effectively manage all warehouse operations at our facilities in Lincoln, Nebraska, unexpected contract termination costs, our failure to achieve expected cost savings, and other risks regarding our discontinued California warehouse operations; our inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; the loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or our inability to raise additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in this Quarterly Report on Form 10-Q, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $441.4 million in total indebtedness outstanding at September 30, 2006, approximately $197.8 million is subject to fluctuations in the Eurodollar interest rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, NBC entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement at September 30, 2006 was $150.0 million and will decrease periodically to $130.0 million, expiring on September 30, 2008.

    Certain quantitative market risk disclosures have changed since March 31, 2006 as a result of market fluctuations, movement in interest rates, new indebtedness, and principal payments. The following table presents summarized market risk information as of September 30, 2006 and March 31, 2006, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                            September 30,     March 31,
                                                                 2006            2006
                                                            --------------- -------------
Fair Values:
  Fixed rate debt                                            $222,562,659  $218,633,430
  Variable rate debt (excluding Revolving Credit Facility)    197,818,151   176,400,000
  Interest rate swap ("in-the-money")                           1,851,000     2,833,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                   9.43%         9.42%
  Variable rate debt (excluding Revolving Credit Facility)          7.49%         7.73%
  Interest rate swap receive rate                                   5.00%         5.18%
  Interest rate swap pay rate                                       4.34%         4.34%


                        ITEM 4. CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

    CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                              ITEM 1A. RISK FACTORS

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

    WE FACE COMPETITION IN OUR MARKETS. Our industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than us and have substantially greater resources than us. We cannot give assurances that our business will not be adversely affected by increased competition in the markets in which we currently operate or in markets in which we will operate in the future, or that we will be able to improve or maintain our profit margins. In recent years, an increasing number of institution-owned college stores have decided to outsource or "contract-manage" the operation of their bookstores. As of January 2006, approximately 34% of the U.S. members of The National Association of College Stores were contract-managed. The leading managers of these stores include two of our principal competitors in the wholesale textbook distribution business. Contract-managed stores primarily purchase their used textbook requirements from and sell their available supply of used textbooks to their affiliated operations. A significant increase in the number of contract-managed stores operated by our competitors, particularly at large college campuses, could adversely affect our ability to acquire an adequate supply of used textbooks.

    We are also experiencing growing competition from alternative media and alternative sources of textbooks for students (such as publishers selling direct to students, websites designed to sell textbooks, e-books and digital content, and other merchandise directly to students; on-line resources; print-on-demand textbooks; and CD-ROMs) and from the use of course packs (which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students), all of which have the potential to reduce or replace the need for textbooks sold through college bookstores. A substantial increase in the availability or the acceptance of these alternatives as a source of textbooks and textbook information could significantly reduce college students' use of college bookstores and/or the use of traditional textbooks and thus have a material adverse effect on our business and results of operations.

    We are experiencing growing competition from technology-enabled student to student transactions that take place over the Internet. These transactions, whereby a student enters into a transaction directly with another student for the sale and purchase of a textbook, provide competition by reducing the supply of textbooks available to us for purchase and by reducing the sale of textbooks through college bookstores. While such transactions have occurred for many years, prior to the Internet such transactions were limited by geography, a lack of information related to pricing and demand, and other factors. A significant increase in the number of these transactions could have a material adverse effect on our business and results of operations.

    WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE OR CONTRACT-MANAGE ADDITIONAL BOOKSTORES OR INTEGRATE THOSE ADDITIONAL STORES. Part of our business strategy is to expand sales for our college bookstore operations by either acquiring privately owned bookstores or being awarded additional contracts to manage institutional bookstores. We cannot give assurances that we will be able to identify additional private bookstores for acquisition or that we will be successful in competing for contracts to manage additional institutional stores. We also cannot give assurances that any anticipated benefits will be realized from any of these additional bookstores. Due to the seasonal nature of business in our bookstores, operations may be affected by the time of fiscal year when a bookstore is acquired or contract-managed by us. The process may require financial resources that would otherwise be available for our existing operations. We cannot give assurances that the integration of these future bookstores will be successful or that the anticipated strategic benefits of these future bookstores will be realized or that they will be realized within time frames contemplated by our management. Acquisitions and additional contract-managed stores may involve a number of special risks, including, but not limited to, adverse short-term effects on our reported results of operations, diversion of management's attention, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of our competitors and customers. If we are unable to successfully integrate our future acquisitions or contract-managed stores for these or other reasons, our results of operations may be adversely affected.

    WE MAY NOT BE ABLE TO SUCCESSFULLY RENEW OUR CONTRACT-MANAGED BOOKSTORES AT PROFITABLE TERMS. As we expand our operations in contract-management of institutional bookstores, we will increasingly be competing for the renewal of our contracts for those stores as the current contracts expire. Contracts in the industry are typically for 3 to 5 years, with various renewal and cancellation clauses. We cannot give assurances that we will be able to be successful in renewing our current contracts or that those renewals will be on terms that provide us the opportunity to improve or maintain the profitability of managing the store. If we are unable to successfully renew our contracts on profitable terms, our results of operations may be adversely affected.

    WE MAY NOT BE ABLE TO SUCCESSFULLY CONSOLIDATE OUR WAREHOUSE OPERATIONS. On August 9, 2006, we announced plans to close our warehouse facility located in Cypress, California on October 27, 2006, and eliminated positions. The operations of that warehouse will be consolidated into our facilities in Lincoln, Nebraska. We expect to incur approximately $1.0 million of one-time employee termination benefits, contract termination expenses and other associated costs, and we expect to save approximately $0.8 to $1.2 million annually in operating costs after the consolidation is fully implemented. We cannot give assurances that there will not be unexpected contract termination or other associated costs. In addition, we cannot give assurances that we will be able to cost-effectively manage all of our warehouse operations at our facilities in Lincoln, Nebraska or that we will achieve the expected cost savings.

    IF WE ARE UNABLE TO OBTAIN A SUFFICIENT SUPPLY OF USED TEXTBOOKS, OUR BUSINESS MAY BE ADVERSELY AFFECTED. We are generally able to sell a substantial majority of our available used textbooks and, therefore, our ability to purchase a sufficient number of used textbooks largely determines our used textbook sales for future periods. Successfully acquiring books requires a visible presence on college campuses at the end of each semester, which requires hiring a significant number of temporary personnel, and having access to sufficient funds under our Revolving Credit Facility or other financing alternatives to purchase the books. Textbook acquisition also depends upon college students' willingness to sell their used textbooks at the end of each semester. The unavailability of sufficient personnel or credit, or a shift in student preferences, could impair our ability to acquire sufficient used textbooks to meet our sales objectives and adversely affect our results of operations.

    OUR OPERATIONS MAY BE ADVERSELY AFFECTED IF PUBLISHERS DO NOT CONTINUE TO INCREASE PRICES OF TEXTBOOKS ANNUALLY. We generally buy used textbooks based on publishers' prevailing prices for new textbooks just prior to the implementation by publishers of their annual price increases (which historically have been 4% to 5%) and resell these textbooks shortly thereafter based upon the new higher prices, thereby creating an immediate margin increase. Our ability to increase our used textbook prices each fiscal year depends on annual price increases on new textbooks implemented by publishers. The failure of publishers to continue annual price increases on new textbooks could adversely affect our results of operations.

    CHANGES IN PUBLISHER ACTIVITIES RELATED TO NEW EDITIONS AND MATERIALS PACKAGED WITH NEW TEXTBOOKS COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS. Publishers have historically produced new editions of textbooks every two to four years. Changes in the business models of publishers to accelerate the new edition cycle or to significantly increase the number of textbooks with other materials packaged or bundled with it (which makes it more difficult to repurchase and resell the entire package of materials) could reduce the supply of used textbooks available to us and negatively affect our results of operations.

    WE ARE DEPENDENT ON KEY PERSONNEL, THE LOSS OF WHOM COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL PERFORMANCE. Our future success depends to a significant extent on the efforts and abilities of our senior management team. Our senior management team has over 80 years of cumulative experience in the college bookstore industry. The loss of the services of any one of these individuals could have a material adverse effect on our business, financial condition and results of operations.

    THE SEASONALITY OF OUR WHOLESALE AND BOOKSTORE OPERATIONS COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS. Our wholesale and bookstore operations experience two distinct selling periods and our wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in July/August and November/December. The buying periods for the wholesale operations occur at the end of each school semester in May and December. The primary selling periods for the bookstore operations are in August/September and January. In fiscal year 2006, approximately 44% of our annual revenues occurred in the second fiscal quarter (July-September), while approximately 30% of our annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, our working capital requirements fluctuate throughout the fiscal year, increasing substantially in May and December as a result of the buying periods. We fund our working capital requirements primarily through the Revolving Credit Facility, which historically has been repaid with cash provided from operations. A significant reduction in sales during our peak selling periods could have a material adverse effect on our financial condition or results of operations.

    THE INDENTURES GOVERNING THE SENIOR SUBORDINATED NOTES AND SENIOR DISCOUNT NOTES, AS WELL AS THE SENIOR CREDIT FACILITY, IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH MAY PREVENT US FROM INCURRING ADDITIONAL INDEBTEDNESS AND TAKING CERTAIN ACTIONS. The indentures governing the Senior Subordinated Notes and Senior Discount Notes restrict our ability to do the following: incur additional indebtedness; pay dividends or make other restricted payments; consummate certain asset sales; create liens on assets; enter into transactions with affiliates; make investments, loans or advances; consolidate or merge with or into any other entity; convey, transfer or lease all or substantially all of our assets; or change the business we conduct.

    The Senior Credit Facility prohibits NBC from prepaying other indebtedness. In addition, NBC is required to comply with and maintain specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios and a minimum fixed charge coverage ratio. NBC's ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot give assurances that NBC will satisfy these requirements in the future. A breach of any of these covenants could result in a default under the Senior Credit Facility or the indentures. Upon an event of default under the Senior Credit Facility, the lenders could elect to declare all amounts and accrued interest outstanding under the Senior Credit Facility due and payable and could terminate their commitments to make further extensions of credit under the Senior Credit Facility and the holders of the Senior Subordinated Notes and Senior Discount Notes could elect to declare all amounts under such notes immediately due and payable. If NBC were unable to repay its indebtedness under the Senior Credit Facility, the lenders could proceed against the collateral securing the indebtedness. If the indebtedness under the Senior Credit Facility were accelerated, we cannot give assurances that the assets of NBC would be sufficient to repay in full such indebtedness and other indebtedness, including the Senior Subordinated Notes and Senior Discount Notes. Substantially all of our assets are pledged as security under the Senior Credit Facility.

    WE ARE CONTROLLED BY ONE PRINCIPAL EQUITY HOLDER, WHO HAS THE POWER TO TAKE UNILATERAL ACTION. Weston Presidio beneficially owns approximately 83.9% of the Company's issued and outstanding common stock (taking into account for such percentage calculation options outstanding and options available for future grant under the 2004 Stock Option Plan). As a result, Weston Presidio is able to control all matters, including the election of a majority of our board of directors, the approval of amendments to NBC's and our certificates of incorporation and the approval of fundamental corporate transactions such as mergers and asset sales. The interests of Weston Presidio may not in all cases be aligned with the interests of other affected parties. In addition, Weston Presidio may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to other affected parties.

    OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD LIMIT CASH FLOW AVAILABLE FOR OUR OPERATIONS AND COULD ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR DEBT OR OBTAIN ADDITIONAL FINANCING. We have $441.4 million of outstanding indebtedness at September 30, 2006. The degree to which we are leveraged could have important consequences, including the following:

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

   3.2 By-laws of NBC Acquisition Corp., filed as Exhibit 3.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), are incorporated herein by reference.

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



                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2006.


NBC ACQUISITION CORP.

/s/  Mark W. Oppegard
---------------------------------------------
Mark W. Oppegard
President/Chief Executive Officer,
Secretary and Director




/s/  Alan G. Siemek
---------------------------------------------
Alan G. Siemek
Vice President and Treasurer
(Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

  3.1 Certificate of Incorporation, as amended, of NBC Acquisition Corp., filed as Exhibit 3.1 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

  3.2 By-laws of NBC Acquisition Corp., filed as Exhibit 3.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), are incorporated herein by reference.

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