Form 10-Q
period 2006-12-31
NBC ACQUISITION CORP
filed 2007-02-14
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

            TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
                       FEBRUARY 14, 2007: 554,094 SHARES

                            TOTAL NUMBER OF PAGES: 34

                             EXHIBIT INDEX: PAGE 34

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------------------------
                                                        December 31,   March 31,     December 31,
                                                           2006          2006            2005
                                                       ------------- -------------   -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $ 24,978,881  $ 33,382,722    $ 14,565,677
  Receivables                                            71,290,988    37,760,786      59,247,418
  Inventories                                           137,165,410    74,878,442     100,780,230
  Recoverable income taxes                                2,977,279     1,438,819       3,238,251
  Deferred income taxes                                   7,657,010     5,183,002       6,525,593
  Prepaid expenses and other assets                       1,809,584     1,634,483         576,650
                                                       ------------- -------------   -------------
    Total current assets                                245,879,152   154,278,254     184,933,819

PROPERTY AND EQUIPMENT, net                              43,707,747    39,962,913      38,898,374

GOODWILL                                                311,879,134   293,049,842     292,049,732

IDENTIFIABLE INTANGIBLES, net                           141,448,244   145,478,506     147,660,643

DEBT ISSUE COSTS, net                                     8,746,390     9,430,201       9,864,220

OTHER ASSETS                                              5,176,585     4,879,588       3,347,557
                                                       ------------- -------------   -------------
                                                       $756,837,252  $647,079,304    $676,754,345
                                                       ============= =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $ 40,082,324  $ 19,810,267    $ 24,446,131
  Accrued employee compensation and benefits             12,210,916    10,014,671       9,024,498
  Accrued interest                                        4,473,567       628,906       7,645,872
  Accrued incentives                                      7,028,548     7,559,496       7,460,483
  Accrued expenses                                        1,761,283       996,200         948,239
  Deferred revenue                                        2,082,808       714,423       1,834,575
  Current maturities of long-term debt                    1,848,468     3,206,582       1,834,830
  Current maturities of capital lease obligations           490,847       281,604         291,052
  Revolving credit facility                              59,000,000             -      29,600,000
                                                       ------------- -------------   -------------
    Total current liabilities                           128,978,761    43,212,149      83,085,680

LONG-TERM DEBT, net of current maturities               438,657,090   411,049,214     411,257,277

CAPITAL LEASE OBLIGATIONS, net of current maturities      2,842,600     2,224,684       2,305,840

OTHER LONG-TERM LIABILITIES                               2,840,145     1,528,533       1,569,950

DEFERRED INCOME TAXES                                    53,385,959    55,907,364      55,027,862

COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY:
  Common stock, voting, authorized 5,000,000 shares
  of $.01 par value; 554,094 shares, 554,094 shares,
  and 549,894 shares issued and outstanding at
  December 31, 2006, March 31, 2006, and
  December 31, 2005, respectively                             5,541         5,541           5,499
  Additional paid-in capital                            111,028,177   111,028,177     111,028,177
  Notes receivable from stockholders                        (96,303)      (92,635)        (96,343)
  Retained earnings                                      18,110,282    20,802,277      12,114,403
  Accumulated other comprehensive income                  1,085,000     1,414,000         456,000
                                                       ------------- -------------   -------------
    Total stockholders' equity                          130,132,697   133,157,360     123,507,736
                                                       -------------  ------------   -------------
                                                       $756,837,252  $647,079,304    $676,754,345
                                                       ============= =============   =============
See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------------------------------------
                                                   Quarter        Quarter       Nine Months    Nine Months
                                                    Ended          Ended           Ended          Ended
                                                 December 31,   December 31,    December 31,   December 31,
                                                    2006            2005           2006            2005
                                                -------------   -------------  --------------  -------------
REVENUES, net of returns                        $ 63,909,837    $ 53,854,099   $ 369,594,381   $291,985,327

COSTS OF SALES (exclusive of
depreciation shown below)                         37,207,982      32,049,959     229,399,078    179,556,983
                                                -------------   -------------  --------------  -------------
  Gross profit                                    26,701,855      21,804,140     140,195,303    112,428,344

OPERATING EXPENSES:
  Selling, general and administrative             31,680,264      24,635,624     103,174,849     78,236,361
  Closure of California warehouse                    428,041               -         755,620              -
  Depreciation                                     1,532,460       1,197,191       4,202,388      3,583,676
  Amortization                                     2,427,825       2,204,656       7,154,547      6,512,305
                                                -------------   -------------  --------------  -------------
                                                  36,068,590      28,037,471     115,287,404     88,332,342
                                                -------------   -------------  --------------  -------------
INCOME (LOSS) FROM OPERATIONS                     (9,366,735)     (6,233,331)     24,907,899     24,096,002
                                                -------------   -------------  --------------  -------------
OTHER EXPENSES (INCOME):
  Interest expense                                10,246,641       9,234,141      30,439,694     26,821,369
  Interest income                                   (504,447)       (385,912)     (1,042,800)      (709,700)
  (Gain) Loss on derivative financial instrument     (43,000)         66,766         112,000       (664,000)
                                                -------------   -------------  --------------  -------------
                                                   9,699,194       8,914,995      29,508,894     25,447,669
                                                -------------   -------------  --------------  -------------
LOSS BEFORE INCOME TAXES                         (19,065,929)    (15,148,326)     (4,600,995)    (1,351,667)

INCOME TAX BENEFIT                                (7,759,391)     (5,984,000)     (1,909,000)      (534,000)
                                                -------------   -------------  --------------  -------------
NET LOSS                                        $(11,306,538)   $ (9,164,326)  $  (2,691,995)  $   (817,667)
                                                =============   =============  ==============  =============
EARNINGS (LOSS) PER SHARE:
  Basic                                         $     (20.41)   $     (16.67)  $       (4.86)  $      (1.49)
                                                =============   =============  ==============  =============
  Diluted                                       $     (20.41)   $     (16.67)  $       (4.86)  $      (1.49)
                                                =============   =============  ==============  =============
WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                              554,094         549,894         554,094        549,559
                                                =============   =============  ==============  =============
  Diluted                                            554,094         549,894         554,094        549,559
                                                =============   =============  ==============  =============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------


                                     Common Stock                     Notes                Accumulated
                                 -------------------   Additional   Receivable                Other
                                   Shares               Paid-in        From      Retained  Comprehensive             Comprehensive
                                   Issued     Amount    Capital    Stockholders  Earnings     Income         Total        Loss
                                 ---------- --------  -----------  ------------ ---------- -------------  ----------  ------------
BALANCE, April 1, 2005            549,254   $ 5,493   $110,963,897  $ (92,675)  $12,932,070 $        -   $123,808,785

  Interest accrued on
  stockholder note                      -         -              -     (3,668)            -          -         (3,668) $         -

  Net loss                              -         -              -          -      (817,667)         -       (817,667)    (817,667)

  Issuance of 640 shares of
  common stock                        640         6         44,280          -             -          -         44,286            -

  Tax benefit arising from
  exercise of 640 stock options         -         -         20,000          -             -          -         20,000            -

  Other comprehensive income,
  net of taxes:

    Unrealized gain on interest
    rate swap agreement,
    net of taxes of $281,000            -         -              -          -             -    456,000        456,000      456,000

                                ---------- ---------  ------------ -----------  ----------- -----------  ------------  ------------
BALANCE, December 31, 2005        549,894   $ 5,499   $111,028,177  $ (96,343)  $12,114,403 $  456,000   $123,507,736  $  (361,667)
                                ========== =========  ============ ===========  =========== ===========  ============  ============

BALANCE, April 1, 2006            554,094   $ 5,541   $111,028,177  $ (92,635)  $20,802,277 $1,414,000   $133,157,360


  Interest accrued on                   -         -              -     (3,668)            -          -         (3,668) $         -
  stockholder note
                                        -         -              -          -    (2,691,995)         -     (2,691,995)  (2,691,995)
  Net loss

  Other comprehensive loss,
  net of taxes:

    Unrealized loss on interest
    rate swap agreement,                -         -              -          -             -   (329,000)      (329,000)    (329,000)
    net of taxes of $208,000
                                ---------- ---------  ------------ -----------  ----------- -----------  ------------  ------------
BALANCE, December 31, 2006        554,094   $ 5,541   $111,028,177  $ (96,303)  $18,110,282 $1,085,000   $130,132,697  $(3,020,995)
                                ========== =========  ============ ===========  =========== ===========  ============  ============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
---------------------------------------------------------------------------------------

                                                            Nine Months    Nine Months
                                                               Ended          Ended
                                                            December 31,   December 31,
                                                                2006           2005
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(2,691,995)   $  (817,667)
  Adjustments to reconcile net loss to
  net cash flows from operating activities:
    Stock-based compensation                                    754,678              -
    Provision for losses on receivables                          89,395         42,193
    Depreciation                                              4,202,388      3,583,676
    Amortization                                              8,603,131      7,792,609
    Original issue debt discount amortization                 5,253,371      4,719,903
    (Gain) Loss on derivative financial instruments             112,000       (664,000)
    (Gain) Loss on disposal of assets                           (18,700)         1,757
    Deferred income taxes                                    (5,656,000)    (2,934,000)
    Changes in operating assets and liabilities,
    net of the effect of acquisitions:
      Receivables                                           (25,520,604)   (28,309,001)
      Inventories                                           (46,492,055)   (25,964,375)
      Recoverable income taxes                               (1,538,460)    (3,238,251)
      Prepaid expenses and other assets                         (35,434)        40,331
      Other assets                                             (703,933)       499,166
      Accounts payable                                       16,708,073      7,987,466
      Accrued employee compensation and benefits                615,380        905,659
      Accrued interest                                        3,786,836      7,016,966
      Accrued incentives                                       (530,948)      (300,813)
      Accrued expenses                                          653,074       (205,083)
      Income taxes payable                                     (975,434)      (538,161)
      Deferred revenue                                        1,368,385        791,915
      Other long-term liabilities                               (53,066)       253,115
                                                            ------------   ------------
        Net cash flows from operating activities            (42,069,918)   (29,336,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                        (5,415,291)    (4,826,746)
  Acquisitions, net of cash acquired                        (25,844,594)   (10,380,881)
  Proceeds from sale of property and equipment                  287,304         34,181
                                                            ------------   ------------
       Net cash flows from investing activities             (30,972,581)   (15,173,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                             -         44,286
  Proceeds from issuance of long-term debt                   24,000,000              -
  Payment of financing costs                                   (764,773)      (248,813)
  Principal payments on long-term debt                       (3,413,609)    (1,373,782)
  Principal payments on capital lease obligations              (251,841)      (170,316)
  Net increase in revolving credit facility                  45,068,881     29,600,000
                                                            ------------   ------------
      Net cash flows from financing activities               64,638,658     27,851,375
                                                            ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (8,403,841)   (16,658,666)

CASH AND CASH EQUIVALENTS, Beginning of period               33,382,722     31,224,343
                                                            ------------   ------------
CASH AND CASH EQUIVALENTS, End of period                    $24,978,881    $14,565,677
                                                            ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                $19,950,903    $13,804,196
    Income taxes                                              6,260,894      6,176,412
  Noncash investing and financing activities:
    Property acquired through capital lease                 $ 1,079,000    $         -
    Accumulated other comprehensive income:
      Unrealized gain (loss) on interest rate swap
      agreement, net of income taxes                           (329,000)       456,000
      Deferred taxes resulting from unrealized gain (loss)
      on interest rate swap agreement                          (208,000)       281,000
    Tax benefit on exercise of stock options                          -         20,000

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

    Contract-managed acquisition costs, which primarily represent up front bonus payments made by NBC to institutions that contract with NBC to manage the on-campus bookstore, have been reclassified in prior period consolidated financial statements from Other Assets to Identifiable Intangibles to conform to current fiscal year presentation. NBC made this reclassification due to the increasing significance of such costs, which is due in large part to the acquisition of College Book Stores of America, Inc. ("CBA").

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


2. STOCK-BASED COMPENSATION - On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT. SFAS No. 123 (revised 2004) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure the cost of such services based on the grant-date fair value of the award. This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, thereby eliminating the intrinsic value method of accounting for stock-based compensation by the Company for transactions occurring after March 31, 2006. There were no share-based awards granted during the periods ended December 31, 2006.

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

    NBC Holdings Corp., a Delaware corporation and the Company's parent, adopted the 2005 Restricted Stock Plan (the "Plan") on September 29, 2005. As more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006, the Plan provides for the issuance of shares of restricted stock for consideration to individuals determined by NBC Holdings Corp.'s Board of Directors. Any shares issued under the Plan are subject to restrictions on transferability and a right of NBC Holdings Corp. to reacquire such shares at less than their then fair market value under certain conditions. On March 31, 2006, 1,400 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to each of three officers and directors of the Company. The shares granted to such officers and directors are also each subject to a Stock Repurchase Agreement that, among other things, provides for vesting, certain call rights on behalf of NBC Holdings Corp., and certain put rights on behalf of the applicable officers and directors. The intent of the Plan and the related agreements is to provide a minimum compensation benefit of $1.0 million to each of the three officers and directors assuming that they remain employed by NBC through September 30, 2010. Due to the put rights on behalf of the three officers and directors, stock-based compensation will be accrued to a minimum of $3.0 million plus anticipated cash bonuses to be paid to reimburse the officers and directors for any federal, state and local taxes thereon from the date of issuance of the restricted stock until September 30, 2010 and recorded as "other long-term liabilities" in the consolidated balance sheets. At December 31, 2006, this liability totaled $0.8 million.

3. EARNINGS PER SHARE - Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. For purposes of calculating basic and diluted earnings per share, weighted-average common shares outstanding for the periods ended December 31, 2006 and 2005 were as follows:

                                         Quarter Ended      Nine Months Ended
                                          December 31,         December 31,
                                        2006       2005       2006      2005
                                     ---------- ---------  --------- ----------
Basic Earnings Per Share:
  Weighted-average common shares
  outstanding                         554,094    549,894    554,094     549,559

Diluted Earnings Per Share:
  Weighted-average common shares
  outstanding                         554,094    549,894    554,094     549,559

  Incremental shares attributable
  to stock options                     16,307     12,065     13,961      12,577

  Stock options outstanding            75,749     73,049     75,749      73,049


    For purposes of calculating diluted earnings per share, weighted-average common shares outstanding for the periods ended December 31, 2006 and 2005 exclude incremental shares as to include such shares would have been antidilutive for the periods presented.

4. INVENTORIES - Inventories are summarized as follows:

                                    December 31,      March 31,     December 31,
                                       2006            2006            2005
                                   --------------  -------------  --------------
  Bookstore Division                $116,904,787    $43,922,080    $ 79,168,193
  Textbook Division                   16,980,831     28,775,512      18,558,986
  Complementary Services Division      3,279,792      2,180,850       3,053,051
                                   --------------  -------------  --------------
                                    $137,165,410    $74,878,442    $100,780,230
                                   ==============  =============  ==============

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the periods ended December 31, 2006 and 2005 and the fiscal year ended March 31, 2006. Goodwill assigned to corporate administration represents the goodwill that arose when Weston Presidio gained a controlling interest in the Company on March 4, 2004 (the "March 4, 2004 Transaction"), as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

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

    Additionally, for the nine months ended December 31, 2006, another sixteen bookstore locations were acquired in fifteen separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $7.0 million, of which $3.0 million was assigned to tax-deductible goodwill, $0.5 million was assigned to covenants not to compete with amortization periods of three years, and $0.4 million was assigned to contract-managed acquisition costs with amortization periods of up to four years based on the preliminary purchase price allocation.

    Finally, NBC incurred $0.6 million in contract-managed acquisition costs with amortization periods of up to eleven years associated with renewals of certain contract-managed locations during the nine months ended December 31, 2006.

                                    Bookstore     Corporate
                                    Division    Administration     Total
                                  ------------- -------------- --------------

Balance, April 1, 2005            $ 15,836,651  $ 269,061,875  $ 284,898,526

Additions to goodwill:
  Bookstore acquisitions             7,151,206              -      7,151,206

                                  ------------- -------------- --------------
Balance, December 31, 2005        $ 22,987,857  $ 269,061,875  $ 292,049,732
                                  ============= ============== ==============

Balance, April 1, 2005            $ 15,836,651  $ 269,061,875  $ 284,898,526

Additions to goodwill:
  Bookstore acquisitions             7,524,419              -      7,524,419
  Purchase accounting adjustments      626,897              -        626,897

                                  ------------- -------------- --------------
Balance, March 31, 2006             23,987,967    269,061,875    293,049,842

Additions to goodwill:
  Bookstore acquisitions            18,829,292              -     18,829,292

                                  ------------- -------------- --------------
Balance, December 31, 2006        $ 42,817,259  $ 269,061,875  $ 311,879,134
                                  ============= ============== ==============

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class, as of December 31, 2006, March 31, 2006, and December 31, 2005:

                                                 December 31, 2006
                                    --------------------------------------------
                                        Gross                         Net
                                      Carrying      Accumulated     Carrying
                                        Amount      Amortization      Amount
                                    -------------- -------------- --------------
 Customer relationships             $ 114,830,000  $ (16,267,240) $  98,562,760
 Developed technology                  11,473,750     (5,417,956)     6,055,794
 Covenants not to compete               6,355,584     (2,664,734)     3,690,850
 Contract-managed acquisition costs     2,264,100       (445,260)     1,818,840
                                    -------------- -------------- --------------
                                    $ 134,923,434  $ (24,795,190) $ 110,128,244
                                    ============== ============== ==============

                                                   March 31, 2006
                                    -------------------------------------------
                                        Gross                          Net
                                       Carrying      Accumulated     Carrying
                                        Amount      Amortization      Amount
                                    -------------- -------------- --------------
 Customer relationships             $ 114,830,000  $ (11,961,100) $ 102,868,900
 Developed technology                  11,473,750     (3,983,689)     7,490,061
 Covenants not to compete               5,221,000     (1,607,333)     3,613,667
 Contract-managed acquisition costs       282,292        (96,414)       185,878
                                    -------------- -------------- --------------
                                    $ 131,807,042  $ (17,648,536) $ 114,158,506
                                    ============== ============== ==============

                                                   December 31, 2005
                                    -------------------------------------------
                                        Gross                          Net
                                       Carrying      Accumulated     Carrying
                                        Amount      Amortization      Amount
                                    -------------- -------------- --------------
 Customer relationships             $ 114,830,000  $ (10,525,720) $ 104,304,280
 Developed technology                  11,473,750     (3,505,600)     7,968,150
 Covenants not to compete               5,168,000     (1,293,740)     3,874,260
 Contract-managed acquisition costs       282,292        (88,339)       193,953
                                    -------------- -------------- --------------
                                    $ 131,754,042  $ (15,413,399) $ 116,340,643
                                    ============== ============== ==============

    Information regarding aggregate amortization expense for the periods ended December 31, 2006 and 2005 for identifiable intangibles subject to amortization, along with estimated aggregate amortization expense for each of the next five fiscal years, is presented in the following table:

                                                      Amortization
                                                         Expense
                                                     --------------

    Quarter ended December 31, 2006                    $2,427,825
    Quarter ended December 31, 2005                     2,204,656
    Nine months ended December 31, 2006                 7,154,547
    Nine months ended December 31, 2005                 6,512,305

    Estimated amortization expense for the
    fiscal years ending March 31:
      2007                                             $9,589,000
      2008                                              9,439,000
      2009                                              9,087,000
      2010                                              8,260,000
      2011                                              6,011,000

    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction, which has a carrying value of $31,320,000 for all periods presented.

6. LONG-TERM DEBT - Indebtedness at December 31, 2006 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to NBC through a syndicate of lenders, consisting of a term loan (the "Term Loan") with a remaining balance of $197.4 million (includes remaining amounts due under both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and a $65.0 million revolving credit facility (the "Revolving Credit Facility"), outstanding indebtedness under which was $59.0 million at December 31, 2006; $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes") issued by NBC; $67.7 million of 11.0% senior discount notes (the "Senior Discount Notes") issued by the Company; $0.4 million of other indebtedness; and $3.3 million of capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $65.0 million. The calculated borrowing base at December 31, 2006 was $65.0 million.

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

    In November 2006, two bookstore locations were acquired, the property leases for which have been classified as capital leases. These leases expire in fiscal year 2012 and contain multiple options to renew every five years. The capital lease obligations and corresponding property recorded at inception of the leases totaled $1.1 million. Future minimum lease payments, including interest at a weighted-average rate of 8.5%, total $0.1 million in fiscal year 2007, $0.3 million in each of fiscal years 2008-2011, and $0.2 million in fiscal year 2012.

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

    General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                       December 31,    March 31,   December 31,
                                          2006           2006          2005
                                      -------------  ------------  ------------
Total indebtedness outstanding        $502,839,005   $416,762,084  $445,288,999

Term Loan subject to Eurodollar
interest rate fluctuations             197,419,812    176,400,000   176,850,000

Revolving Credit Facility subject
to Prime rate fluctuations              59,000,000              -    29,600,000

Notional amount under swap agreement   150,000,000    165,000,000   175,000,000

Fixed interest rate indebtedness       246,419,193    240,362,084   238,838,999

Variable interest rate,
including applicable margin:
  Term Loan                                  7.88%          6.70%         6.70%
  Revolving Credit Facility - Prime         10.00%              -         9.00%


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

    NBC estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the Term Loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the Term Loan being hedged as of December 31, 2006. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as "interest expense".

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

    Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

                                                       December 31,   March 31,   December 31,
                                                           2006         2006          2005
                                                       ------------ ------------- ------------
Balance Sheet Components:
  Other assets - fair value of swap agreement          $ 2,184,000   $ 2,833,000   $1,401,000
  Deferred income taxes                                   (846,000)   (1,097,433)    (535,000)
                                                       ------------ ------------- -----------
                                                       $ 1,338,000   $ 1,735,567   $  866,000
                                                       ============ ============= ===========

Portion of Agreement Subsequent to
September 30, 2005 Hedge Designation:
  Increase (decrease) in fair value of swap agreement:
     Quarter ended December 31                         $   290,000                 $  737,000
     Nine Months ended December 31                        (537,000)                   737,000
     Year ended March 31, 2006                                       $ 2,308,000

Portion of Agreement Prior to
September 30, 2005 Hedge
Designation:
  Increase (decrease) in fair value of swap agreement:
     Quarter ended December 31                              43,000                    (66,766)
     Nine Months ended December 31                        (112,000)                   664,000
     Year ended March 31, 2006                                           525,000

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

    The following table provides selected information about profit or loss on a segment basis for the periods ended December 31, 2006 and 2005, respectively:

                                                                         Complementary
                                             Bookstore      Textbook        Services
                                             Division       Division        Division         Total
                                          -------------- -------------- ---------------- -------------
Quarter ended December 31, 2006:
  External customer revenues               $ 33,524,476   $ 24,453,387    $  5,931,974  $ 63,909,837
  Intersegment revenues                         368,029      9,212,128       1,110,826    10,690,983
  Depreciation and amortization expense       1,665,176      1,534,646         640,607     3,840,429
  Earnings (Loss) before interest, taxes,
    depreciation and amortization (EBITDA)   (4,794,357)     4,925,705         576,235       707,583

Quarter ended December 31, 2005:
  External customer revenues               $ 22,780,837   $ 26,271,489    $  4,801,773  $ 53,854,099
  Intersegment revenues                         379,674      7,462,106         703,892     8,545,672
  Depreciation and amortization expense       1,122,174      1,508,053         660,565     3,290,792
  Earnings (Loss) before interest, taxes,
    depreciation and amortization (EBITDA)   (2,853,729)     4,746,768         (91,984)    1,801,055

Nine months ended December 31, 2006:
  External customer revenues              $ 265,707,767   $ 85,062,261    $ 18,824,353  $369,594,381
  Intersegment revenues                       1,201,615     30,311,923       4,032,437    35,545,975
  Depreciation and amortization expense       4,534,868      4,559,601       1,916,222    11,010,691
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)   20,589,089     27,389,362       1,617,658    49,596,109

Nine months ended December 31, 2005:
  External customer revenues              $ 183,550,257   $ 90,672,889    $ 17,762,181  $291,985,327
  Intersegment revenues                       1,251,349     23,120,470       2,598,903    26,970,722
  Depreciation and amortization expense       3,275,263      4,520,052       1,974,748     9,770,063
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)   15,687,212     26,941,262       1,106,137    43,734,611

    The following table reconciles segment information presented above with consolidated information as presented in the Company's consolidated financial statements for the periods ended December 31, 2006 and 2005, respectively:

                                            Quarter Ended December 31,    Nine Months Ended December 31,
                                               2006            2005           2006             2005
                                           -------------- -------------- --------------- ---------------
Revenues:
  Total for reportable segments             $ 74,600,820   $ 62,399,771   $ 405,140,356   $ 318,956,049
  Elimination of intersegment revenues       (10,690,983)    (8,545,672)    (35,545,975)    (26,970,722)
                                           -------------- -------------- --------------- ---------------
    Consolidated total                      $ 63,909,837   $ 53,854,099   $ 369,594,381   $ 291,985,327
                                           ============== ============== =============== ===============

Depreciation and Amortization Expense:
  Total for reportable segments             $  3,840,429   $  3,290,792   $  11,010,691   $   9,770,063
  Corporate administration                       119,856        111,055         346,244         325,918
                                           ----------------------------- --------------- ---------------
    Consolidated total                      $  3,960,285   $  3,401,847   $  11,356,935   $  10,095,981
                                           ============== ============== =============== ===============

Loss Before Income Taxes:
  Total EBITDA for reportable segments      $    707,583   $  1,801,055   $  49,596,109   $  43,734,611
  Corporate administrative costs, including
  interdivision profit elimination            (6,114,033)    (4,632,539)    (13,331,275)     (9,542,628)
                                           -------------- -------------- --------------- ---------------
                                              (5,406,450)    (2,831,484)     36,264,834      34,191,983
  Depreciation and amortization               (3,960,285)    (3,401,847)    (11,356,935)    (10,095,981)
                                           -------------- -------------- --------------- ---------------
    Consolidated income (loss)
    from operations                           (9,366,735)    (6,233,331)     24,907,899      24,096,002
  Interest and other expenses, net            (9,699,194)    (8,914,995)    (29,508,894)    (25,447,669)
                                           -------------- -------------- --------------- ---------------
    Consolidated loss before income taxes   $(19,065,929)  $(15,148,326)  $  (4,600,995)  $  (1,351,667)
                                           ============== ============== =============== ===============

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the consolidated statements of cash flows:

                                                 Quarter ended December 31,  Nine Months ended December 31,
                                                    2006           2005           2006           2005
                                               -------------- --------------  ------------  -------------
EBITDA                                         $  (5,406,450)  $ (2,831,484)  $ 36,264,834   $ 34,191,983

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Stock-based compensation                           253,442              -        754,678              -
  Interest income                                    504,447        385,912      1,042,800        709,700
  Provision for losses on accounts receivable         30,328         17,679         89,395         42,193
  Cash paid for interest                          (4,316,081)      (216,594)   (19,950,903)   (13,804,196)
  Cash paid for income taxes                      (5,504,191)    (5,049,763)    (6,260,894)    (6,176,412)
  (Gain) Loss on disposal of assets                 (188,567)          (633)       (18,700)         1,757
  Changes in operating assets and liabilities,
  net of the effect of acquisitions (1)         (105,718,170)   (74,683,054)   (53,991,128)   (44,301,620)
                                              --------------- -------------- -------------- --------------
Net Cash Flows from Operating Activities       $(120,345,242)  $(82,377,937)  $(42,069,918)  $(29,336,595)
                                              =============== ============== ============== ==============
Net Cash Flows from Investing Activities       $  (5,687,638)  $ (6,825,752)  $(30,972,581)  $(15,173,446)
                                              =============== ============== ============== ==============
Net Cash Flows from Financing Activities       $  58,492,083   $ 29,101,540   $ 64,638,658   $ 27,851,375
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

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States. CBA's assets are classified as part of the Bookstore Division segment and totaled $58.3 million at December 31, 2006.

9. ACCOUNTING PRONOUNCEMENTS - In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement becomes effective for the Company in fiscal year 2009 and is not expected to have a significant impact on the Company's consolidated financial statements.

    In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for purposes of a materiality assessment. The Securities and Exchange Commission now requires that registrants quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements when assessing whether or not the financial statements require adjustment. This Staff Accounting Bulletin becomes effective for the Company in its Annual Report on Form 10-K for the fiscal year ending March 31, 2007 and is not expected to have a significant impact on the Company's consolidated financial statements.

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

10. CLOSURE OF CALIFORNIA WAREHOUSE - On August 9, 2006, in response to a review of the efficiency and effectiveness of its warehouses, NBC announced plans to close its warehouse facility located in Cypress, California and eliminate 33 positions. The facility closed effective October 27, 2006, and these positions were eliminated at that time. A group of 17 other employees were offered, and 16 employees accepted, positions to remain with NBC as Account Service Representatives, continuing to service NBC's customers. Closure activities were substantially completed as of December 31, 2006. Details regarding the warehouse closure and its impact on the Textbook Division are outlined in the following table:

                                      Quarter ended  Nine Months ended   Cumulative       Total
                                      December 31,     December 31,         Costs        Expected
                                          2006            2006            Incurred        Costs
                                      -------------  ----------------- -------------  ---------------
Costs of Closure:
  One-time termination benefits          $ 188,000         $ 473,000    $  473,000       $ 473,000

  Costs to terminate contracts             189,000           189,000       189,000         189,000

  Costs of consolidation/relocation         51,041            93,620        93,620         138,000
                                      ------------- ----------------- --------------  ---------------
                                         $ 428,041         $ 755,620    $  755,620       $ 800,000
                                      ============= ================= ==============  ===============

                                        Balance,     Costs Incurred                                      Balance,
                                        April 1,      and Charged         Costs                        December 31,
                                          2006         to Expense      Paid/Settled   Adjustments (2)     2006 (1)
                                      ------------- ----------------- --------------  --------------- -------------
Liability Reconciliation:
  One-time termination benefits          $       -         $ 473,000    $ (111,391)      $       -      $ 361,609

  Costs to terminate contracts                   -           372,000       (75,454)       (183,000)       113,546

  Costs of consolidation/relocation              -            93,620       (93,620)              -              -
                                      ------------- ----------------- --------------  --------------- -------------
                                         $       -         $ 938,620    $ (280,465)      $(183,000)     $ 475,155
                                      ============= ================= ==============  =============== =============

(1) One-time termination benefits, costs to terminate a contract, and costs of consolidation/relocation are included in "accounts payable" in the consolidated balance sheets until paid. In the consolidated statements of operations, such costs are separately identified as part of "income (loss) from operations".

(2) Landlord identified new tenant for the warehouse space, resulting in early termination of the lease on March 31, 2007 that differs from original expectation at time of warehouse closing on October 27,2006.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. On May 1, 2006, we acquired 101 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of CBA. CBA began providing contract-management services to small to medium-sized colleges and universities nationwide in 1984, and prior to the acquisition had and now continues to maintain one of the longest tenured management teams in the college bookstore industry. In addition to the acquired revenue and EBITDA, we believe this acquisition will enhance our competitive position for future contract-management opportunities. Certain amendments were made to the Credit Agreement to allow for this acquisition, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility by $15.0 million, and amending certain restrictions and financial covenants. The modifications to the Credit Agreement also resulted in the payment of $0.8 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments. As announced in December 2006, our contract-management solution (which includes the combined NBC and CBA contract-managed bookstore locations) are now doing business as Validis Resources, providing a unified image and brand for such services.

    Additionally, we completed the purchase, initiated the contract-management, or established the start-up of eighteen bookstore locations in the nine months ended December 31, 2006. The property leases or contract-management agreements at ten bookstore locations were not renewed during the nine months ended December 31, 2006. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the quarter ended December 31, 2006 increased $10.1 million, or 18.7% from the quarter ended December 31, 2005. This increase is primarily attributable to growth in the Bookstore Division, particularly the acquisition of CBA on May 1, 2006. The Complementary Services Division also experienced growth in the quarter ended December 31, 2006, with such growth being primarily attributable to the systems and consulting services divisions. Offsetting these increases is an increase in intercompany eliminations driven primarily by the growth in the Bookstore Division.

    EBITDA RESULTS. Consolidated EBITDA for the quarter ended December 31, 2006 decreased $2.6 million from the quarter ended December 31, 2005. The EBITDA decrease is primarily attributable to growth in the Bookstore Division, particularly the acquisition of CBA on May 1, 2006, and increased costs in the Corporate Administration Division. The quarter ended December 31 is traditionally a lower-revenue quarter for the Bookstore Division due to the seasonal nature of its operations. As a result, the growing number of bookstore locations has a negative impact on EBITDA in lower-revenue quarters due to increased expenses. The increase in costs in the Corporate Administration Division is primarily attributable to stock-based compensation associated with NBC Holdings Corp. restricted stock issued on March 31, 2006, corporate costs incurred in the acquisition of CBA, and the impact of the interdivision profit elimination. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.

    CALIFORNIA WAREHOUSE CLOSURE. On August 9, 2006, we announced plans to close our warehouse facility located in Cypress, California and eliminate 33 positions. The facility closed effective October 27, 2006, and these positions were eliminated at that time. A group of 17 other employees were offered, and 16 employees accepted, positions to remain with us as Account Service Representatives, continuing to service our customers. As a result of these plans, we expect to incur approximately $0.8 million of one-time employee termination benefits, contract termination expenses, and other associated costs, most of which have been incurred as of December 31, 2006, including $0.4 million in the quarter ended December 31, 2006. We expect to save approximately $0.8 to $1.2 million annually in operating costs after these plans are fully implemented.

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

 QUARTER ENDED DECEMBER 31, 2006 COMPARED WITH QUARTER ENDED DECEMBER 31, 2005.


    REVENUES. Revenues for the quarters ended December 31, 2006 and 2005 and the corresponding change in revenues were as follows:

                                                                         Change
                                                               -------------------------
                                      2006           2005          Amount     Percentage
                                 -------------- -------------- -------------- ----------
Bookstore Division                $ 33,892,505   $ 23,160,511   $ 10,731,994     46.3 %
Textbook Division                   33,665,515     33,733,595        (68,080)    (0.2)%
Complementary Services Division      7,042,800      5,505,665      1,537,135     27.9 %
Intercompany eliminations          (10,690,983)    (8,545,672)    (2,145,311)    25.1 %
                                 -------------- -------------- -------------- ----------
                                  $ 63,909,837   $ 53,854,099   $ 10,055,738     18.7 %
                                 ============== ============== ============== ==========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 136 bookstore locations through acquisitions or start-ups since April 1, 2005. The new bookstores provided an additional $9.2 million of revenue in the quarter ended December 31, 2006. Same-store sales in the quarter ended December 31, 2006 increased $2.1 million, or 10.2%, from the quarter ended December 31, 2005, due primarily from increased clothing and insignia wear and textbook revenues. The Company defines same-store sales for the quarter ended December 31, 2006 as sales from any store, even if expanded or relocated, that was operated by the Company at the start of fiscal year 2006. Finally, revenues declined $0.6 million as a result of certain store closings since October 1, 2005.

    In the quarter ended December 31, 2006, Textbook Division revenues were relatively unchanged from the quarter ended December 31, 2005, as a 3.3% increase in the average price per book sold was offset by a 1.7% decrease in units sold and an increase in sales returns. Complementary Services Division revenues increased as a result of strong results in the systems and consulting services divisions. Primarily as a result of our significant growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the quarter ended December 31, 2006 increased $1.7 million and $0.4 million in the Textbook and Complementary Services Divisions, respectively, from the quarter ended December 31, 2005. Of the $1.7 million increase in Textbook Division intercompany revenues, $0.8 million effectively represents a shift from external customer revenues due to the acquisition of CBA.

    GROSS PROFIT. Gross profit for the quarter ended December 31, 2006 increased $4.9 million, or 22.5%, to $26.7 million from $21.8 million for the quarter ended December 31, 2005. The increase in gross profit was attributable both to the increase in revenues and an increase in the consolidated gross margin percentage, which increased to 41.8% for the quarter ended December 31, 2006 from 40.5% for the quarter ended December 31, 2005. The increase in consolidated gross margin percentage is primarily attributable to improvements in the Textbook and Complementary Services Division's gross margin percentages.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended December 31, 2006 increased $7.1 million, or 28.6%, to $31.7 million from $24.6 million for the quarter ended December 31, 2005. Selling, general and administrative expenses as a percentage of revenues were 49.6% and 45.7% for the quarters ended December 31, 2006 and 2005, respectively. The increase in selling, general and administrative expenses, which includes a $5.2 million increase in personnel costs and a $0.9 million increase in rent, is primarily attributable to our continued growth in the Bookstore Division with the addition of 136 bookstore locations through acquisitions or start-ups since April 1, 2005. The increase in selling, general and administrative expenses also includes $0.3 million of stock-based compensation recognized in the quarter ended December 31, 2006 attributable to the 4,200 shares of NBC Holdings Corp. restricted stock issued on March 31, 2006.

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses recognized in the quarter ended December 31, 2006 are attributable to one-time termination benefits, costs to terminate contracts, and costs of consolidation/relocation associated with the October 27, 2006 closure of our California warehouse facility, which was announced on August 9, 2006.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended December 31, 2006 and 2005 and the corresponding change in EBITDA were as follows:

                                                                    Change
                                                            -------------------------
                                     2006         2005          Amount     Percentage
                                 ------------ ------------- -------------- ----------
Bookstore Division               $(4,794,357)  $(2,853,729)   $(1,940,628)   (68.0)%
Textbook Division                  4,925,705     4,746,768        178,937      3.8 %
Complementary Services Division      576,235       (91,984)       668,219    726.5 %
Corporate administration          (6,114,033)   (4,632,539)    (1,481,494)   (32.0)%
                                 ------------ ------------- -------------- ----------
                                 $(5,406,450)  $(2,831,484)   $(2,574,966)   (90.9)%
                                 ============ ============= ============== ==========

    The decrease in Bookstore Division EBITDA was primarily due to growth in the number of college bookstores owned by us, particularly the May 1, 2006 acquisition of CBA. The quarter ended December 31 is traditionally a lower-revenue quarter for the Bookstore Division due to the seasonal nature of its operations. As a result, the growing number of bookstore locations has a negative impact on EBITDA in lower-revenue quarters due to increased expenses. The small increase in Textbook Division EBITDA, despite $0.4 million in costs associated with the closure of the California warehouse, is primarily attributable to improvement in the gross margin percentage. The increase in Complementary Services Division EBITDA is primarily attributable to increased revenues coupled with an improved gross margin percentage. Corporate administration costs are up primarily as a result of stock-based compensation associated with the NBC Holdings Corp. restricted stock issued on March 31, 2006, corporate costs related to the acquisition of CBA, and the impact of the interdivision profit elimination for textbooks sold by the Textbook Division to the Bookstore Division which remained in inventory at the end of the period.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the consolidated statements of cash flows:

                                                 Quarter ended December 31,
                                                    2006            2005
                                               ---------------  ---------------

EBITDA                                          $  (5,406,450)   $ (2,831,484)

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Stock-based compensation                            253,442               -
  Interest income                                     504,447         385,912
  Provision for losses on accounts receivable          30,328          17,679
  Cash paid for interest                           (4,316,081)       (216,594)
  Cash paid for income taxes                       (5,504,191)     (5,049,763)
  Gain on disposal of assets                         (188,567)           (633)
  Changes in operating assets and liabilities,
  net of the effect of acquisitions (1)          (105,718,170)    (74,683,054)
                                               ---------------  ---------------
Net Cash Flows from Operating Activities        $(120,345,242)   $(82,377,937)
                                               ===============  ===============
Net Cash Flows from Investing Activities        $  (5,687,638)   $ (6,825,752)
                                               ===============  ===============
Net Cash Flows from Financing Activities        $  58,492,083    $ 29,101,540
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

    DEPRECIATION EXPENSE. Depreciation expense for the quarter ended December 31, 2006 increased $0.3 million, or 28.0%, to $1.5 million from $1.2 million for the quarter ended December 31, 2005, due primarily to depreciation attributable to CBA of $0.2 million, which was acquired on May 1, 2006.

    AMORTIZATION EXPENSE. Amortization expense for the quarter ended December 31, 2006 increased $0.2 million, or 10.1%, to $2.4 million from $2.2 million for the quarter ended December 31, 2005, due primarily to amortization attributable to CBA of $0.1 million, which was acquired on May 1, 2006.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended December 31, 2006 increased $0.8 million, or 8.8%, to $9.7 million from $8.9 million for the quarter ended December 31, 2005, due primarily to an approximate 0.3% increase in the average interest rate on the Term Loan, an increase in borrowings under the Term Loan and Revolving Credit Facility associated with the CBA acquisition, an approximate 1.0% increase in the average interest rate on the Revolving Credit Facility, and a $0.2 million increase in original issue debt discount amortization on the Senior Discount Notes.

    INCOME TAXES. Income tax benefit for the quarter ended December 31, 2006 increased $1.8 million, or 29.7%, to $7.8 million from $6.0 million for the quarter ended December 31, 2005. Our effective tax rate for the quarters ended December 31, 2006 and 2005 was 40.7% and 39.5%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2005.

    REVENUES. Revenues for the nine months ended December 31, 2006 and 2005 and the corresponding change in revenues were as follows:

                                                                        Change
                                                               --------------------------
                                     2006           2005          Amount      Percentage
                                 -------------- -------------- -------------- -----------
Bookstore Division                $266,909,382   $184,801,606   $ 82,107,776      44.4 %
Textbook Division                  115,374,184    113,793,359      1,580,825       1.4 %
Complementary Services Division     22,856,790     20,361,084      2,495,706      12.3 %
Intercompany eliminations          (35,545,975)   (26,970,722)    (8,575,253)     31.8 %
                                 -------------- -------------- -------------- -----------
                                  $369,594,381   $291,985,327   $ 77,609,054      26.6 %
                                 ============== ============== ============== ===========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 136 bookstore locations through acquisitions or start-ups since April 1, 2005. The new bookstores provided an additional $77.4 million of revenue in the nine months ended December 31, 2006. Same-store sales in the nine months ended December 31, 2006 increased $7.6 million, or 4.4%, from the nine months ended December 31, 2005, due primarily from increased clothing and insignia wear and textbook revenues. The Company defines same-store sales for the nine months ended December 31, 2006 as sales from any store, even if expanded or relocated, that was operated by the Company at the start of fiscal year 2006. Finally, revenues declined $2.9 million as a result of certain store closings since April 1, 2005.

    In the nine months ended December 31, 2006, Textbook Division revenues were up 1.4% compared to the nine months ended December 31, 2005 due to a 4.9% increase in the average price per book sold, which was partially offset by a 1.5% decrease in units sold and an increase in sales returns. Complementary Services Division revenues increased primarily due to a $2.4 million increase in revenues in our systems divisions. Primarily as a result of our significant growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the nine months ended December 31, 2006 increased $7.2 million and $1.4 million in the Textbook and Complementary Services Divisions, respectively, from the nine months ended December 31, 2005. Of the $7.2 million increase in Textbook Division intercompany revenues, $2.1 million effectively represents a shift from external customer revenues due to the acquisition of CBA.

    GROSS PROFIT. Gross profit for the nine months ended December 31, 2006 increased $27.8 million, or 24.7%, to $140.2 million from $112.4 million for the nine months ended December 31, 2005. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage declined to 37.9% for the nine months ended December 31, 2006 from 38.5% for the nine months ended December 31, 2005. The decrease in consolidated gross margin percentage is primarily attributable to the shift in revenue mix, with lower-margin Bookstore Division revenues comprising 71.9% and 62.9% of consolidated revenues for the nine months ended December 31, 2006 and 2005, respectively. Additionally, CBA margins are slightly lower than margins for our off-campus bookstore locations due in part to CBA revenues being more heavily-weighted toward lower margin new textbooks.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended December 31, 2006 increased $25.0 million, or 31.9%, to $103.2 million from $78.2 million for the nine months ended December 31, 2005. Selling, general and administrative expenses as a percentage of revenues were 27.9% and 26.8% for the nine months ended December 31, 2006 and 2005, respectively. The increase in selling, general and administrative expenses, which includes an $11.9 million increase in personnel costs and a $6.3 million increase in rent, is primarily attributable to our continued growth in the Bookstore Division with the addition of 136 bookstore locations through acquisitions or start-ups since April 1, 2005. The increase in selling, general and administrative expenses also includes $0.8 million of stock-based compensation recognized in the nine months ended December 31, 2006 attributable to the 4,200 shares of NBC Holdings Corp. restricted stock issued on March 31, 2006.

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses recognized in the nine months ended December 31, 2006 are attributable to one-time termination benefits, costs to terminate contracts, and costs of consolidation/relocation associated with the October 27, 2006 closure of our California warehouse facility, which was announced on August 9, 2006.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the nine months ended December 31, 2006 and 2005 and the corresponding change in EBITDA were as follows:

                                                                     Change
                                                             ------------------------
                                     2006          2005          Amount    Percentage
                                 ------------- ------------- ------------- ----------
Bookstore Division                $20,589,089   $15,687,212   $ 4,901,877     31.2 %
Textbook Division                  27,389,362    26,941,262       448,100      1.7 %
Complementary Services Division     1,617,658     1,106,137       511,521     46.2 %
Corporate administration          (13,331,275)   (9,542,628)   (3,788,647)   (39.7)%
                                 ------------- ------------- ------------- ----------
                                  $36,264,834   $34,191,983   $ 2,072,851      6.1 %
                                 ============= ============= ============= ==========

    The increase in Bookstore Division EBITDA was primarily due to growth in the number of college bookstores owned by us, particularly the May 1, 2006 acquisition of CBA. The small increase in Textbook Division EBITDA was primarily due to slight increases in revenue and gross margin percentage, partially offset by the $0.8 million of costs incurred related to the closure of its California warehouse. The increase in Complementary Services Division EBITDA is primarily attributable to improved results in the systems and consulting services divisions. Corporate administration costs are up primarily as a result of stock-based compensation associated with the NBC Holdings Corp. restricted stock issued on March 31, 2006, corporate costs related to the acquisition of CBA, and the impact of the interdivision profit elimination for textbooks sold by the Textbook Division to the Bookstore Division which remained in inventory at the end of the period.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the consolidated statements of cash flows:

                                                Nine Months ended December 31,
                                                    2006              2005
                                               ---------------  ---------------

EBITDA                                          $  36,264,834    $  34,191,983

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Stock-based compensation                            754,678                -
  Interest income                                   1,042,800          709,700
  Provision for losses on accounts receivable          89,395           42,193
  Cash paid for interest                          (19,950,903)     (13,804,196)
  Cash paid for income taxes                       (6,260,894)      (6,176,412)
  (Gain) Loss on disposal of assets                   (18,700)           1,757
  Changes in operating assets and liabilities,
  net of the effect of acquisitions (1)           (53,991,128)     (44,301,620)
                                               ---------------  ---------------
Net Cash Flows from Operating Activities        $ (42,069,918)   $ (29,336,595)
                                               ===============  ===============

Net Cash Flows from Investing Activities        $ (30,972,581)   $ (15,173,446)
                                               ===============  ===============

Net Cash Flows from Financing Activities        $  64,638,658    $  27,851,375
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

    DEPRECIATION EXPENSE. Depreciation expense for the nine months ended December 31, 2006 increased $0.6 million, or 17.3%, to $4.2 million from $3.6 million for the nine months ended December 31, 2005, due primarily to depreciation attributable to CBA of $0.4 million, which was acquired on May 1, 2006.

    AMORTIZATION EXPENSE. Amortization expense for the nine months ended December 31, 2006 increased $0.7 million, or 9.9%, to $7.2 million from $6.5 million for the nine months ended December 31, 2005, due primarily to amortization attributable to CBA of $0.3 million, which was acquired on May 1, 2006, as well as amortization of non-compete agreements and contract-managed acquisition costs associated with bookstore acquisitions occurring since April 1, 2005.

    INTEREST EXPENSE, NET. Interest expense, net for the nine months ended December 31, 2006 increased $4.1 million, or 16.0%, to $29.5 million from $25.4 million for the nine months ended December 31, 2005, due primarily to a $0.8 million change in the impact of accounting for the portion of the interest rate swap agreement not qualifying for hedge accounting, an approximate 0.8% increase in the average interest rate on the Term Loan, an increase in borrowings under the Term Loan and Revolving Credit Facility associated with the CBA acquisition, an approximate 1.4% increase in the average interest rate on the Revolving Credit Facility, and a $0.5 million increase in original issue debt discount amortization on the Senior Discount Notes.

    INCOME TAXES. Income tax benefit for the nine months ended December 31, 2006 increased $1.4 million to $1.9 million from $0.5 million for the nine months ended December 31, 2005. Our effective tax rate for the nine months ended December 31, 2006 and 2005 was 41.5% and 39.5%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

    In November 2006, two bookstore locations were acquired, the property leases for which have been classified as capital leases. These leases expire in fiscal year 2012 and contain multiple options to renew every five years. The capital lease obligations and corresponding property recorded at inception of the leases totaled $1.1 million. Future minimum lease payments, including interest at a weighted-average rate of 8.5%, total $0.1 million in fiscal year 2007, $0.3 million in each of fiscal years 2008-2011, and $0.2 million in fiscal year 2012.

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At December 31, 2006, our total indebtedness was $502.8 million, consisting of the $197.4 million Term Loan, $175.0 million of Senior Subordinated Notes, $67.7 million of Senior Discount Notes, $59.0 million of outstanding indebtedness under the Revolving Credit Facility, and $3.7 million of other indebtedness, including capital lease obligations.

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and the Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Term Loan, as last amended on April 26, 2006, scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement), if any, towards the Term Loan principal balances. The excess cash flow payment for fiscal year 2006, which was $1.7 million, was paid on September 29, 2006. Future principal payments, after application of the excess cash flow payment, approximate $3.4 million in fiscal year 2007 (including the $1.7 million excess cash flow payment), $1.9 million in fiscal year 2008, $2.0 million in fiscal years 2009-2010, and $191.1 million in fiscal year 2011.

    Future projected interest payments on the $24.0 million of incremental Term Loan borrowings, based upon the implied forward rates in the yield curve as of December 31, 2006, are estimated to be $1.7 million in fiscal year 2007, $1.8 million in fiscal year 2008, $1.7 million in fiscal years 2009-2010, and $1.0 million in fiscal year 2011.

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

INVESTING CASH FLOWS

    Our capital expenditures were $5.4 million and $4.8 million for the nine months ended December 31, 2006 and 2005, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. The annual limitation for fiscal year 2007 is $12.7 million.

    Business acquisition and contract-management renewal expenditures were $25.8 million and $10.4 million for the nine months ended December 31, 2006 and 2005, respectively. On May 1, 2006, we acquired 101 college bookstore locations, most of which are contract-managed, through the acquisition of all of the outstanding stock of CBA. The total purchase price, net of cash acquired, of this stock acquisition was approximately $18.8 million. Additionally, during the nine months ended December 31, 2006, we also acquired another sixteen bookstore locations in fifteen separate transactions. For the nine months ended December 31, 2005, eleven bookstore locations were acquired in nine separate transactions. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used in operating activities for the nine months ended December 31, 2006 were $42.1 million, up $12.8 million from $29.3 million for the nine months ended December 31, 2005. The increase in net cash flows used in operating activities is due primarily to activities associated with the significant growth being experienced in our Bookstore Division, including increased inventory and interest expense partially offset by increased accounts payable, coupled with timing differences between periods regarding third quarter interest payments.

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

SOURCES OF AND NEEDS FOR CAPITAL

    As of December 31, 2006, NBC could borrow up to $65.0 million under the Revolving Credit Facility, outstanding indebtedness under which was $59.0 million at December 31, 2006. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

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

ACCOUNTING PRONOUNCEMENTS

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement becomes effective for us in fiscal year 2009 and is not expected to have a significant impact on our consolidated financial statements.

    In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for purposes of a materiality assessment. The Securities and Exchange Commission now requires that registrants quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements when assessing whether or not the financial statements require adjustment. This Staff Accounting Bulletin becomes effective for us in our Annual Report on Form 10-K for the fiscal year ending March 31, 2007 and is not expected to have a significant impact on our consolidated financial statements.

    In July 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation becomes effective for us in fiscal year 2008. We are reviewing this Interpretation and have not determined the impact, if any, on the consolidated financial statements.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $502.8 million in total indebtedness outstanding at December 31, 2006, approximately $197.4 million is subject to fluctuations in the Eurodollar interest rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, NBC entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement at December 31, 2006 was $150.0 million and will decrease periodically to $130.0 million, expiring on September 30, 2008.

    Certain quantitative market risk disclosures have changed since March 31, 2006 as a result of market fluctuations, movement in interest rates, new indebtedness, and principal payments. The following table presents summarized market risk information as of December 31, 2006 and March 31, 2006, respectively (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                 December 31,    March 31,
                                                    2006           2006
                                                ------------   ------------
Fair Values:
  Fixed rate debt                               $231,826,000   $218,633,430
  Variable rate debt (excluding Revolving
  Credit Facility)                               197,419,812    176,400,000
  Interest rate swap ("in-the-money")              2,184,000      2,833,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                      9.44%          9.42%
  Variable rate debt (excluding Revolving
  Credit Facility)                                     7.51%          7.73%
  Interest rate swap receive rate                      5.07%          5.18%
  Interest rate swap pay rate                          4.34%          4.34%



                        ITEM 4. CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective.

    CHANGES IN INTERNAL CONTROLS. Except for changes regarding the transitioning of CBA to our accounting systems as described below, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective October 1, 2006, CBA transitioned from its general ledger and sub-ledger systems over to our accounting systems. CBA continues to maintain its own accounting staff and internal control functions and reports directly to our Vice President and Treasurer (Principal Financial and Accounting Officer).

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

    WE MAY NOT BE ABLE TO SUCCESSFULLY CONSOLIDATE OUR WAREHOUSE OPERATIONS. On August 9, 2006, we announced plans to close our warehouse facility located in Cypress, California on October 27, 2006 and eliminate 33 positions. The operations of that warehouse are being consolidated into our facilities in Lincoln, Nebraska. We expect to incur approximately $0.8 million of one-time employee termination benefits, contract termination expenses and other associated costs, and we expect to save approximately $0.8 to $1.2 million annually in operating costs after the consolidation is fully implemented. We cannot give assurances that there will not be unexpected contract termination or other associated costs. In addition, we cannot give assurances that we will be able to cost-effectively manage all of our warehouse operations at our facilities in Lincoln, Nebraska or that we will achieve the expected cost savings.

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

    OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD LIMIT CASH FLOW AVAILABLE FOR OUR OPERATIONS AND COULD ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR DEBT OR OBTAIN ADDITIONAL FINANCING. We have $502.8 million of outstanding indebtedness at December 31, 2006. The degree to which we are leveraged could have important consequences, including the following:

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



                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2007.


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