Form 10-Q
period 2007-06-30
NBC ACQUISITION CORP
filed 2007-08-14
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

 TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 14, 2007:
                                 554,094 SHARES

                            TOTAL NUMBER OF PAGES: 29

                             EXHIBIT INDEX: PAGE 29

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                           June 30,        March 31,        June 30,
                                                             2007            2007             2006
                                                        --------------  --------------   -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $   9,741,065   $  32,982,876   $  10,623,974
  Receivables                                              41,671,002      54,949,070      40,564,233
  Inventories                                             133,702,518      94,548,706     121,042,363
  Recoverable income taxes                                  6,724,322               -       6,858,650
  Deferred income taxes                                     5,745,115       5,261,114       6,667,199
  Prepaid expenses and other assets                         2,533,477       1,993,644       2,328,949
                                                        --------------  --------------   -------------
  Total current assets                                    200,117,499     189,735,410     188,085,368

PROPERTY AND EQUIPMENT,
  net of depreciation & amortization                       43,471,896      43,078,109      41,857,691

GOODWILL                                                  311,607,314     311,606,364     309,166,355

IDENTIFIABLE INTANGIBLES, net of amortization             137,656,287     139,824,716     145,017,194

DEBT ISSUE COSTS, net of amortization                       7,964,903       8,456,216       9,724,830

OTHER ASSETS                                                4,811,616       4,303,947       6,540,109
                                                        --------------  --------------  --------------
                                                        $ 705,629,515   $ 697,004,762   $ 700,391,547
                                                        ==============  ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $  26,244,458   $  28,505,138   $  19,614,969
  Accrued employee compensation and benefits                7,960,595      14,213,001       7,880,144
  Accrued interest                                          8,415,494         710,800       4,840,117
  Accrued incentives                                        8,226,984       6,983,262       8,889,030
  Accrued expenses                                          2,382,896       2,334,239       1,587,660
  Income taxes payable                                              -       3,253,074               -
  Deferred revenue                                            150,060         898,666         194,061
  Current maturities of long-term debt                      2,067,268       1,957,854       3,360,396
  Current maturities of capital lease obligations             501,105         490,815         292,185
  Revolving credit facility                                22,900,000               -      33,500,000
                                                        --------------  --------------  --------------
  Total current liabilities                                78,848,860      59,346,849      80,158,562

LONG-TERM DEBT, net of current maturities                 441,310,093     439,945,523     436,127,516

CAPITAL LEASE OBLIGATIONS, net of current maturities        2,562,772       2,704,268       2,141,901

OTHER LONG-TERM LIABILITIES                                 3,234,726       2,983,350       2,359,527

DEFERRED INCOME TAXES                                      50,559,895      51,779,894      56,274,020

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
  Common stock, voting, authorized 5,000,000 shares
  of $.01 par value; issued and outstanding
  554,094 shares                                                5,541           5,541           5,541
  Additional paid-in capital                              111,028,177     111,028,177     111,028,177
  Note receivable from stockholder                            (93,849)        (97,504)        (94,107)
  Retained earnings                                        17,216,300      28,695,664      10,428,410
  Accumulated other comprehensive income                      957,000         613,000       1,962,000
                                                        --------------  --------------  --------------
    Total stockholders' equity                            129,113,169     140,244,878     123,330,021
                                                        --------------  --------------  --------------

                                                        $ 705,629,515   $ 697,004,762   $ 700,391,547
                                                        ==============  ==============  ==============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                    Quarter Ended June 30,
                                                        2007           2006
                                                  --------------- --------------

REVENUES, net of returns                           $  67,838,522   $ 61,767,291

COSTS OF SALES (exclusive of
depreciation shown below)                             40,476,941     36,644,201
                                                  ---------------  -------------
  Gross profit                                        27,361,581     25,123,090

OPERATING EXPENSES:
  Selling, general and administrative                 32,599,001     29,082,241
  Depreciation                                         1,701,723      1,382,675
  Amortization                                         2,425,454      2,330,397
                                                  ---------------  -------------
                                                      36,726,178     32,795,313
                                                  ---------------  -------------

LOSS FROM OPERATIONS                                  (9,364,597)    (7,672,223)
                                                  ---------------  -------------
OTHER EXPENSES (INCOME):
  Interest expense                                    10,314,649      9,964,497
  Interest income                                        (53,882)       (79,389)
  Gain on derivative financial instrument                 (2,000)        (1,000)
                                                  ---------------  -------------

                                                      10,258,767      9,884,108
                                                  ---------------  -------------
LOSS BEFORE INCOME TAXES                             (19,623,364)   (17,556,331)

INCOME TAX BENEFIT                                    (8,144,000)    (7,182,464)
                                                  ---------------  -------------
NET LOSS                                           $ (11,479,364)  $(10,373,867)
                                                  ===============  =============
EARNINGS (LOSS) PER SHARE:
  Basic                                            $      (20.72)  $     (18.72)
                                                  ===============  =============
  Diluted                                          $      (20.72)  $     (18.72)
                                                  ===============  =============
WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                                  554,094        554,094
                                                  ===============  =============
  Diluted                                                554,094        554,094
                                                  ===============  =============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------


                           Common Stock                     Notes                      Accumulated
                       -------------------  Additional    Receivable                       Other
                        Shares                Paid-in        From         Retained     Comprehensive               Comprehensive
                        Issued    Amount      Capital    Stockholders     Earnings        Income         Total          Loss
                       --------- --------- ------------- -------------  ------------- -------------- ------------- -------------

BALANCE, April 1, 2006  554,094   $ 5,541  $ 111,028,177    $ (92,635)  $ 20,802,277    $ 1,414,000  $ 133,157,360

Interest accrued on
stockholder note              -         -              -       (1,472)             -              -         (1,472) $          -

Net loss                      -         -              -            -    (10,373,867)             -    (10,373,867)  (10,373,867)

Other comprehensive
income, net of taxes:

  Unrealized gain on
  interest rate swap
  agreement, net of
  taxes of $347,000           -         -              -            -              -        548,000        548,000       548,000

                       --------- --------- ------------- -------------- ------------- -------------- -------------- -------------
BALANCE, June 30, 2006  554,094   $ 5,541  $ 111,028,177    $ (94,107)  $ 10,428,410    $ 1,962,000  $ 123,330,021  $ (9,825,867)
                       ========= ========= ============= ============== ============= ============== ============== =============

BALANCE, April 1, 2007  554,094   $ 5,541  $ 111,028,177    $ (97,504)  $ 28,695,664    $   613,000  $ 140,244,878

Payment on stockholder
note                          -         -              -        4,869              -              -          4,869  $          -

Interest accrued on
stockholder note              -         -              -       (1,214)             -              -         (1,214)            -

Net loss                      -         -              -            -    (11,479,364)             -    (11,479,364)  (11,479,364)

Other comprehensive
income, net of taxes:

  Unrealized gain on
  interest rate swap
  agreement, net of
  taxes of $217,000           -         -              -            -              -        344,000        344,000       344,000

                       --------- --------- ------------- -------------- ------------- -------------- -------------- -------------
BALANCE, June 30, 2007  554,094   $ 5,541  $ 111,028,177    $ (93,849)  $ 17,216,300    $   957,000  $ 129,113,169  $(11,135,364)
                       ========= ========= ============= ============== ============= ============== ============== =============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------------

                                                           Quarter Ended June 30,
                                                             2007          2006
                                                         ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                 $(11,479,364) $ (10,373,867)
Adjustments to reconcile net loss to net cash flows
from operating activities:
  Share-based compensation                                    254,042        252,000
  Provision for losses on receivables                         (26,840)        50,929
  Depreciation                                              1,701,723      1,382,675
  Amortization                                              2,916,767      2,800,541
  Original issue debt discount amortization                 1,881,796      1,690,704
  Gain on derivative financial instrument                      (2,000)        (1,000)
  Loss on disposal of assets                                    1,197              -
  Deferred income taxes                                    (1,921,000)    (2,333,128)
  Changes in operating assets and liabilities,
  net of effect of acquisitions:
    Receivables                                            13,303,694      5,246,813
    Inventories                                           (38,387,832)   (31,454,020)
    Recoverable income taxes                               (6,724,322)    (5,419,831)
    Prepaid expenses and other assets                        (539,833)      (554,799)
    Other assets                                               55,331       (522,457)
    Accounts payable                                       (2,260,680)    (3,759,282)
    Accrued employee compensation and benefits             (6,252,406)    (3,715,392)
    Accrued interest                                        7,704,694      4,153,386
    Accrued incentives                                      1,243,722      1,329,534
    Accrued expenses                                           48,657        479,451
    Income taxes payable                                   (3,253,074)      (975,434)
    Deferred revenue                                         (748,606)      (520,362)
    Other long-term liabilities                                (2,666)       (31,006)
                                                         ------------- -------------
      Net cash flows from operating activities            (42,487,000)   (42,274,545)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (2,096,727)    (1,632,549)
  Acquisitions, net of cash acquired                         (970,423)   (20,714,972)
  Proceeds from sale of property and equipment                  3,513              -
  Software development costs                                  (57,025)             -
                                                         ------------- --------------
      Net cash flows from investing activities             (3,120,662)   (22,347,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                          -     24,000,000
  Payment of financing costs                                        -       (764,773)
  Principal payments on long-term debt                       (407,812)      (868,588)
  Principal payments on capital lease obligations            (131,206)       (72,202)
  Net increase in revolving credit facility                22,900,000     19,568,881
  Proceeds from payment on notes receivable
    from stockholders                                           4,869              -
                                                         ------------- --------------
      Net cash flows from financing activities             22,365,851     41,863,318
                                                         ------------- --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (23,241,811)   (22,758,748)

CASH AND CASH EQUIVALENTS, Beginning of period             32,982,876     33,382,722
                                                         ------------- --------------
CASH AND CASH EQUIVALENTS, End of period                 $  9,741,065  $  10,623,974
                                                         ============= =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                             $    236,846  $   3,650,263
    Income taxes                                            3,754,396      1,545,929
  Noncash investing and financing activities:
    Accumulated other comprehensive income:
      Unrealized gain on interest rate swap agreement,
      net of income taxes                                $    344,000  $     548,000
      Deferred taxes resulting from unrealized gain on
      interest rate swap agreement                            217,000        347,000

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION - The consolidated balance sheet of NBC Acquisition Corp. (the "Company") and its wholly-owned subsidiary, Nebraska Book Company, Inc. ("NBC"), at March 31, 2007 was derived from the Company's audited consolidated balance sheet as of that date. All other consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of the Company's operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full fiscal year.

     These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended March 31, 2007 included in the Company's Annual Report on Form 10-K. References in this Quarterly Report on Form 10-Q to the terms "we," "our," "ours," and "us" refer collectively to the Company and its subsidiaries, including NBC, except where otherwise indicated. The Company does not conduct significant activities apart from its investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC.

2. EARNINGS PER SHARE - Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. For purposes of calculating basic and diluted earnings per share, weighted-average common shares outstanding were as follows:
                                                       Quarter Ended June 30,
                                                         2007          2006
                                                      ------------- -----------
Basic Earnings Per Share:
  Weighted-average common shares outstanding               554,094     554,094

Diluted Earnings Per Share:
  Weighted-average common shares outstanding               554,094     554,094

  Incremental shares attributable to stock options          17,815      11,523

  Stock options outstanding                                 75,749      75,749

     For purposes of calculating diluted earnings per share, weighted-average common shares outstanding exclude incremental shares as to include such shares would have been antidilutive for the periods presented.

3.   INVENTORIES - Inventories are summarized as follows:

                                     June 30,      March 31,        June 30,
                                      2007            2007            2006
                                 ---------------  -------------- ---------------
Bookstore Division                $  88,747,275    $ 61,297,777   $  79,734,134
Textbook Division                    41,606,384      30,323,636      38,181,588
Complementary Services Division       3,348,859       2,927,293       3,126,641
                                 ---------------  -------------- ---------------
                                  $ 133,702,518    $ 94,548,706   $ 121,042,363
                                 ===============  ============== ===============

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the periods ended June 30, 2007 and 2006 and the fiscal year ended March 31, 2007. Goodwill assigned to corporate administration represents the goodwill that arose when Weston Presidio gained a controlling interest in the Company on March 4, 2004 (the "March 4, 2004 Transaction"), as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

     During the quarter ended June 30, 2007, six bookstore locations were acquired in four separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $0.8 million.

     NBC also incurred $0.2 million in contract-managed acquisition costs with an amortization period of five years associated with the renewal of one contract-managed location during the quarter ended June 30, 2007.

                              Bookstore        Corporate
                              Division       Administration        Total
                           ---------------  -----------------  --------------

Balance, April 1, 2006       $ 23,987,967      $ 269,061,875   $ 293,049,842

Additions to goodwill:
  Bookstore acquisitions       16,116,513                  -      16,116,513

                           ---------------  -----------------  --------------
Balance, June 30, 2006       $ 40,104,480      $ 269,061,875   $ 309,166,355
                           ===============  =================  ==============

Balance, April 1, 2006       $ 23,987,967      $ 269,061,875   $ 293,049,842

Additions to goodwill:
  Bookstore acquisitions       18,556,522                  -      18,556,522

                           ---------------  -----------------  --------------
Balance, March 31, 2007        42,544,489        269,061,875     311,606,364

Additions to goodwill:
  Bookstore acquisitions              950                  -             950

                           ---------------  -----------------  --------------
Balance, June 30, 2007       $ 42,545,439      $ 269,061,875   $ 311,607,314
                           ===============  =================  ==============

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

                                                        June 30, 2007
                                       --------------------------------------------------
                                           Gross                               Net
                                          Carrying         Accumulated       Carrying
                                           Amount         Amortization        Amount
                                       ---------------   ---------------  ---------------
 Customer relationships                 $ 114,830,000     $ (19,138,000)   $  95,692,000
 Developed technology                      12,236,298        (6,411,484)       5,824,814
 Covenants not to compete                   5,590,584        (2,484,478)       3,106,106
 Contract-managed acquisition costs         2,373,354          (659,987)       1,713,367
                                       ---------------   ---------------  ---------------
                                        $ 135,030,236     $ (28,693,949)   $ 106,336,287
                                       ===============   ===============  ===============

                                                          March 31, 2007
                                       --------------------------------------------------
                                           Gross                               Net
                                          Carrying         Accumulated       Carrying
                                           Amount         Amortization        Amount
                                       ---------------   ---------------  ---------------
 Customer relationships                 $ 114,830,000     $ (17,702,620)   $  97,127,380
 Developed technology                      12,179,273        (5,908,519)       6,270,754
 Covenants not to compete                   5,794,584        (2,357,767)       3,436,817
 Contract-managed acquisition costs         2,264,100          (594,335)       1,669,765
                                       ---------------   ---------------  ---------------
                                        $ 135,067,957     $ (26,563,241)   $ 108,504,716
                                       ===============   ===============  ===============

                                                          June 30, 2006
                                       --------------------------------------------------
                                           Gross                               Net
                                          Carrying         Accumulated       Carrying
                                           Amount         Amortization        Amount
                                       ---------------   ---------------  ---------------
 Customer relationships                 $ 114,830,000     $ (13,396,480)   $ 101,433,520
 Developed technology                      11,473,750        (4,461,778)       7,011,972
 Covenants not to compete                   5,890,584        (1,947,125)       3,943,459
 Contract-managed acquisition costs         1,481,793          (173,550)       1,308,243
                                       ---------------   ---------------  ---------------
                                        $ 133,676,127     $ (19,978,933)   $ 113,697,194
                                       ===============   ===============  ===============

     Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

                                                      Amortization
                                                         Expense
                                                     ---------------

     Quarter ended June 30, 2007                       $ 2,425,454
     Quarter ended June 30, 2006                         2,330,397

     Estimated amortization expense for the
     fiscal years ending March 31:
       2008                                            $ 9,635,000
       2009                                              9,295,000
       2010                                              8,470,000
       2011                                              6,178,000
       2012                                              6,065,000

     Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

5. LONG-TERM DEBT - Indebtedness at June 30, 2007 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to NBC through a syndicate of lenders, consisting of a term loan (the "Term Loan") with a remaining balance of $196.6 million (includes remaining amounts due under both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and an $85.0 million revolving credit facility (the "Revolving Credit Facility"), outstanding indebtedness under which was $22.9 million at June 30, 2007; $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes") issued by NBC; $71.4 million of 11.0% senior discount notes (the "Senior Discount Notes") issued by the Company; $0.3 million of other indebtedness; and $3.1 million of capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $85.0 million. The calculated borrowing base at June 30, 2007 was $81.6 million.

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

     The Senior Credit Facility stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently amended on March 30, 2007 and most recently restated on March 4, 2004, shall be applied towards prepayment of the Term Loan. There was no excess cash flow obligation for the fiscal year ended March 31, 2007. The excess cash flow payment for fiscal year 2006 of $1.7 million included in "current maturities of long-term debt" in the consolidated balance sheet as of June 30, 2006 was paid on September 29, 2006.

     The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012. The Senior Discount Notes, which mature on March 15, 2013, accrete in value to $77.0 million at the rate of 11.0% compounded semi-annually through March 15, 2008, with semi-annual cash interest payments commencing September 15, 2008.

6. DERIVATIVE FINANCIAL INSTRUMENTS - SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company utilizes derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments on its variable rate debt.

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

     General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                                                  June 30,      March 31,      June 30,
                                                                   2007           2007           2006
                                                              -------------- -------------- ---------------
Total indebtedness outstanding                                $ 469,341,238  $ 445,098,460   $ 475,421,998

Term Loan subject to Eurodollar interest rate fluctuations      196,623,133    197,021,472     199,950,000

Revolving Credit Facility subject to Eurodollar
interest rate fluctuations                                       20,000,000              -      20,000,000

Revolving Credit Facility subject to Prime rate fluctuations      2,900,000              -      13,500,000

Notional amount under swap agreement                            140,000,000    140,000,000     165,000,000

Fixed interest rate indebtedness                                249,818,105    248,076,988     241,971,998

Variable interest rate, including applicable margin:
  Term Loan                                                            7.82%          7.88%           7.63%
  Revolving Credit Facility - Eurodollar                               8.11%             -            7.92%
  Revolving Credit Facility - Prime                                   10.00%             -            9.75%

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

     NBC estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the Term Loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the Term Loan being hedged as of June 30, 2007. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as "interest expense".

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

     Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

                                                              June 30,       March 31,     June 30,
                                                                2007           2007         2006
                                                           --------------  ------------ ------------
Balance Sheet Components:
  Other assets - fair value of swap agreement               $ 1,864,000    $ 1,301,000  $ 3,729,000
  Deferred income taxes                                        (722,067)      (503,975)  (1,444,521)
                                                           --------------  ------------ ------------
                                                            $ 1,141,933    $   797,025  $ 2,284,479
                                                           ==============  ============ ============

Portion of Agreement Subsequent to September 30, 2005
Hedge Designation:
   Increase (decrease) in fair value of swap agreement:
      Quarter ended June 30                                 $   561,000                 $   895,000
      Year ended March 31, 2007                                            $(1,307,000)

Portion of Agreement Prior to September 30, 2005
Hedge Designation:
   Increase (decrease) in fair value of swap agreement:
      Quarter ended June 30                                       2,000                       1,000
      Year ended March 31, 2007                                               (225,000)

7. SHARE-BASED COMPENSATION - NBC Holdings Corp., a Delaware corporation and the Company's parent, adopted the 2005 Restricted Stock Plan (the "Plan") on September 29, 2005. As more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007, the Plan provides for the issuance of shares of nonvested stock to individuals determined by NBC Holdings Corp.'s Board of Directors. Any shares issued under the Plan are subject to restrictions on transferability and a right of NBC Holdings Corp. to re-acquire such shares at less than their then fair market value under certain conditions. On March 31, 2006, 1,400 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to each of three officers and directors of the Company. The shares granted to such officers and directors are also each subject to a Stock Repurchase Agreement that, among other things, provides for vesting, certain call rights on behalf of NBC Holdings Corp., and certain put rights on behalf of the applicable officers and directors. The intent of the Plan and the related agreements is to provide a minimum compensation benefit of $1.0 million to each of the three officers and directors assuming that they remain employed by NBC through September 30, 2010. Due to the put rights on behalf of the three officers and directors, share-based compensation is re-measured at the end of each reporting period and recognized to a minimum of $3.0 million plus anticipated cash bonuses to be paid to reimburse the officers and directors for any federal, state and local taxes thereon from the date of issuance of the nonvested stock until September 30, 2010 and is recorded as "other long-term liabilities" in the consolidated balance sheets and as selling, general and administrative expenses in the consolidated statements of operations. No additional nonvested shares have been issued nor have any of the 4,200 nonvested shares vested or been forfeited since the original issuance on March 31, 2006.

     In re-measuring share-based compensation at the end of each reporting period, the Company accrues to the greater of (a) the minimum compensation benefits associated with the nonvested shares or (b) the estimated fair value of such shares. As of June 30, 2007, the minimum compensation benefits exceed the estimated fair value of the nonvested shares and are thus utilized as the basis for recording share-based compensation. Fair value is estimated utilizing a methodology which is consistent with the transaction-based method under the market approach described in the AICPA Audit and Accounting Practice Aid Series, VALUATION OF PRIVATELY-HELD-COMPANY EQUITY SECURITIES (the "Practice Aid"). This methodology is consistent with the approaches that have been used in all four arms-length negotiated transactions involving the Company`s common stock since 1995, including the last transaction on March 4, 2004 and includes the following steps: (a) the determination of an estimated enterprise value using a multiple of EBITDA; (b) the enterprise value is reduced by outstanding debt to derive an equity value; and (c) the equity value is then divided by outstanding common stock and common stock equivalents to arrive at an estimated equity value per share. As NBC Holdings Corp.'s common stock is not publicly traded and the nonvested shares represent a minority interest position, the estimated equity value per share is discounted for these factors to arrive at the fair value of the nonvested shares. The factors to be considered in performing a valuation as outlined in the Practice Aid, as well as the risks outlined in this Quarterly Report on Form 10-Q and other factors, impact the selection of the EBITDA multiple utilized in the aforementioned valuation methodology. As these factors and risks change, their impact on the valuation methodology is also considered. Management does not believe that the results of a contemporaneous valuation by an unrelated valuation specialist would provide more reliable evidence of valuation compared to the current methodology, given its consistent application in all four arms-length negotiated transactions involving the Company's common stock over the past twelve years. Specific information regarding share-based compensation is presented in the following table:


                                                 Quarter Ended June 30,
                                                  2007           2006
NONVESTED STOCK:                              ------------- --------------
                                                 Minimum        Minimum
Valuation methodology                         Compensation    Compensation

Share-based compensation:
 Recognized:
  Value of nonvested shares                    $   166,667   $   166,667
  Reimbursement for taxes                           87,375        85,333
                                              ------------- --------------
    Total                                      $   254,042   $   252,000
                                              ============= ==============
 Unrecognized:
  Value of nonvested shares                    $ 2,166,666   $ 2,833,333
  Reimbursement for taxes                        1,103,629     1,456,426
                                              ------------- --------------
    Total                                      $ 3,270,295   $ 4,289,759
                                              ============= ==============

Deferred tax benefit                           $    98,410   $         -

Period over which unrecognized share-based
compensation will be realized (in years)               3.3           4.3

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

     The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Certain assets, net interest expense and taxes (excluding interest and taxes incurred by NBC's wholly-owned subsidiaries, NBC Textbooks LLC, Net Textstore LLC, College Book Stores of America ("CBA"), and Specialty Books, Inc.) are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division.

     EBITDA is the measure of segment profit or loss utilized by the Chief Executive Officer (chief operating decision maker) in making decisions about resources to be allocated to operating segments and assessing operating segment performance.

     The following table provides selected information about profit or loss on a segment basis:

                                                                         Complementary
                                                Bookstore      Textbook     Services
                                                Division       Division     Division       Total
                                             -------------- ------------ ------------- -------------
Quarter ended June 30, 2007:
  External customer revenues                  $ 42,764,620  $ 18,544,250  $ 6,529,652  $ 67,838,522
  Intersegment revenues                            372,710     8,887,765    1,451,650    10,712,125
  Depreciation and amortization expense          1,741,452     1,520,633      648,412     3,910,497
  Earnings (Loss) before interest, taxes,
    depreciation and amortization (EBITDA)      (5,091,453)    5,388,399       56,358       353,304

Quarter ended June 30, 2006:
  External customer revenues                  $ 35,546,494  $ 20,348,376  $ 5,872,421  $ 61,767,291
  Intersegment revenues                            386,741     7,370,421    1,509,502     9,266,664
  Depreciation and amortization expense          1,409,941     1,522,822      640,312     3,573,075
  Earnings (Loss) before interest, taxes,
    depreciation and amortization (EBITDA)      (4,584,014)    5,280,042      476,269     1,172,297

     The following table reconciles segment information presented above with consolidated information as presented in the Company's consolidated financial statements:

                                                  Quarter Ended June 30,
                                                     2007            2006
                                                -------------- ---------------
Revenues:
  Total for reportable segments                  $ 78,550,647    $ 71,033,955
  Elimination of intersegment revenues            (10,712,125)     (9,266,664)
                                                -------------- ---------------
    Consolidated total                           $ 67,838,522    $ 61,767,291
                                                ============== ===============
Depreciation and Amortization Expense:
  Total for reportable segments                  $  3,910,497    $  3,573,075
  Corporate administration                            216,680         139,997
                                                -------------- ---------------
    Consolidated total                           $  4,127,177    $  3,713,072
                                                ============== ===============
Loss Before Income Taxes:
  Total EBITDA for reportable segments           $    353,304    $  1,172,297
  Corporate administrative costs,
    including interdivision profit elimination     (5,590,724)     (5,131,448)
                                                -------------- ---------------
                                                   (5,237,420)     (3,959,151)
  Depreciation and amortization                    (4,127,177)     (3,713,072)
                                                -------------- ---------------
    Consolidated loss from operations              (9,364,597)     (7,672,223)
  Interest and other expenses, net                (10,258,767)     (9,884,108)
                                                -------------- ---------------
    Consolidated loss before income taxes        $(19,623,364)   $(17,556,331)
                                                ============== ===============

     The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

9. ACCOUNTING PRONOUNCEMENTS - In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value, thereby mitigating volatility in reported earnings caused by measuring related assets and liabilities differently. This Statement becomes effective for the Company in fiscal year 2009 and is not expected to have a material impact on its consolidated financial statements.

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


     The Company adopted the provisions of FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY TO INCOME TAXES" (FIN 48) on April 1, 2007. Under FIN 48, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company's tax returns that do not meet these recognition and measurement standards. The adoption of FIN 48 had no impact on the Company's consolidated financial statements. Starting with fiscal year 2003, tax years remain open and subject to examination by either the Internal Revenue Service or a number of states where the Company does business. Interest and penalties associated with underpayments of income taxes are classified in the consolidated statements of operations as income tax expense.


10. CLOSURE OF CALIFORNIA WAREHOUSE - On August 9, 2006, in response to a review of the efficiency and effectiveness of its warehouses, NBC announced plans to close its warehouse facility located in Cypress, California and eliminate 33 positions. The facility closed effective October 27, 2006, and these positions were eliminated at that time. A group of 17 other employees were offered, and 16 employees accepted, positions to remain with NBC as Account Service Representatives, continuing to service NBC's customers. Closure activities were completed in fiscal year 2007, although payments of one-time termination benefits carry over into fiscal year 2008. Details regarding remaining amounts to be paid for the warehouse closure and its impact on the Textbook Division are outlined in the following table:

                                       Balance,     Costs Incurred                                Balance,
                                       April 1,       and Charged       Costs                     June 30,
                                         2007          to Expense     Paid/Settled  Adjustments   2007 (1)
                                     -------------  --------------  --------------  ----------- -----------
Liability Reconciliation:
  One-time termination benefits         $ 240,160     $       -      $ (109,804)     $     -     $ 130,356

  Costs to terminate contracts                  -             -               -            -             -

  Costs of consolidation/relocation             -             -               -            -             -
                                     -------------  --------------  -------------  ----------- ------------
                                        $ 240,160     $       -      $ (109,804)     $     -     $ 130,356
                                     =============  ==============  =============  =========== ============

(1) One-time termination benefits, costs to terminate a contract, and costs of consolidation/relocation are included in "accounts payable" in the consolidated balance sheets until paid.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                EXECUTIVE SUMMARY

OVERVIEW

     ACQUISITIONS. Our Bookstore Division continues to grow its number of bookstore locations, as we initiated the contract-management of six bookstore locations and established the start-up of one bookstore location during the quarter ended June 30, 2007. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

     REVENUE RESULTS. Consolidated revenues for the quarter ended June 30, 2007 increased $6.1 million, or 9.8% from the quarter ended June 30, 2006. This increase is primarily attributable to growth in the Bookstore Division, including a full three months of activity for bookstores acquired in fiscal year 2007 (particularly CBA), bookstore acquisitions occurring in the quarter ended June 30, 2007, and same-store sales growth of 8.9%. Revenues decreased slightly in the Textbook Division primarily as a result of a decrease in units sold. Finally, the Complementary Services Division also experienced growth during the quarter ended June 30, 2007, primarily as a result of increased revenues from our distance education division.

     EBITDA RESULTS. Consolidated EBITDA for the quarter ended June 30, 2007 decreased $1.3 million from the quarter ended June 30, 2006. The EBITDA decrease is partly attributable to the aforementioned growth in the Bookstore Division. The quarter ended June 30 is traditionally a lower-revenue quarter for the Bookstore Division due to the seasonal nature of its operations. As a result, the growing number of bookstore locations has a negative impact on EBITDA in lower-revenue quarters due to increased expenses. Additionally, EBITDA in the Complementary Services Division decreased as a result of increased selling, general and administrative expenses (particularly personnel costs) and Corporate Administration EBITDA decreased as a result of an increase in the interdivision profit in inventory elimination. These decreases were partly offset by a slight increase in EBITDA in the Textbook Division. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.

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

     QUARTER ENDED JUNE 30, 2007 COMPARED WITH QUARTER ENDED JUNE 30, 2006.


     REVENUES. Revenues for the quarters ended June 30, 2007 and 2006 and the corresponding change in revenues were as follows:

                                                                         Change
                                                                ---------------------------
                                       2007          2006          Amount      Percentage
                                 -------------- --------------- ------------- -------------
Bookstore Division                $ 43,137,330    $ 35,933,235   $ 7,204,095        20.0 %
Textbook Division                   27,432,015      27,718,797      (286,782)       (1.0)%
Complementary Services Division      7,981,302       7,381,923       599,379         8.1 %
Intercompany Eliminations          (10,712,125)     (9,266,664)   (1,445,461)       15.6 %
                                 -------------- --------------- ------------- -------------
                                  $ 67,838,522    $ 61,767,291   $ 6,071,231         9.8 %
                                 ============== =============== ============= =============

     The increase in Bookstore Division revenues was primarily attributable to the addition of 127 bookstore locations through acquisitions or start-ups since April 1, 2006. The new bookstores provided an additional $4.9 million of revenue for the quarter ended June 30, 2007. Same-store sales for the quarter ended June 30, 2007 increased $2.5 million, or 8.9%, from the quarter ended June 30, 2006, primarily due to increased clothing and insignia wear and textbook revenues. The increase in same-store sales includes an increase of $0.5 million at our bookstore serving Western Washington University that resulted from a back to school rush period in the first quarter of fiscal year 2008 with no comparable back to school rush period in the first quarter of fiscal year 2007, and an increase of $0.7 million in general merchandise revenues at our bookstore serving Virginia Tech. The Company defines same-store sales for the quarter ended June 30, 2007 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2007. Finally, revenues declined $0.2 million as a result of certain store closings since April 1, 2006.

     For the quarter ended June 30, 2007, Textbook Division revenues decreased 1.0% from the quarter ended June 30, 2006, due primarily to a 7.4% decrease in units sold that was partially offset by a 6.8% increase in the average price per book sold. June of 2007 contained one less shipping day than June of 2006, accounting for part of the decrease in units sold in the quarter (June is typically the largest revenue producing month in this fiscal quarter for the Textbook Division). Complementary Services Division revenues increased primarily as a result of strong results in the distance education division. As a result of our significant growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the quarter ended June 30, 2007 increased $1.5 million in the Textbook Division from the quarter ended June 30, 2006.

     GROSS PROFIT. Gross profit for the quarter ended June 30, 2007 increased $2.3 million, or 8.9%, to $27.4 million from $25.1 million for the quarter ended June 30, 2006. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage declined to 40.3% for the quarter ended June 30, 2007 from 40.7% for the quarter ended June 30, 2006. The slight decrease in consolidated gross margin percentage is primarily attributable to a small shift in revenue mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended June 30, 2007 increased $3.5 million, or 12.1%, to $32.6 million from $29.1 million for the quarter ended June 30, 2006. Selling, general and administrative expenses as a percentage of revenues were 48.1% and 47.1% for the quarters ended June 30, 2007 and 2006, respectively. The increase in selling, general and administrative expenses, which includes a $2.1 million increase in personnel costs and a $0.4 million increase in rent, is primarily attributable to our continued growth in the Bookstore Division with the addition of 127 bookstore locations through acquisitions or start-ups since April 1, 2006.

     EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended June 30, 2007 and 2006 and the corresponding change in EBITDA were as follows:

                                                                         Change
                                                               ---------------------------
                                       2007           2006         Amount      Percentage
                                 -------------- -------------- -------------- ------------
Bookstore Division                $ (5,091,453)  $ (4,584,014)  $   (507,439)     (11.1)%
Textbook Division                    5,388,399      5,280,042        108,357        2.1 %
Complementary Services Division         56,358        476,269       (419,911)     (88.2)%
Corporate Administration            (5,590,724)    (5,131,448)      (459,276)      (9.0)%
                                 -------------- -------------- -------------- ------------
                                  $ (5,237,420)  $ (3,959,151)  $ (1,278,269)     (32.3)%
                                 ============== ============== ============== ============

     The decrease in Bookstore Division EBITDA was primarily due to growth in the number of college bookstores owned by us, including a full three months of activity for bookstores acquired in fiscal year 2007 (particularly CBA), as well as activity for bookstores acquired in the quarter ended June 30, 2007. The quarter ended June 30 is traditionally a lower-revenue quarter for the Bookstore Division due to the seasonal nature of its operations. As a result, the growing number of bookstore locations has a negative impact on EBITDA in lower-revenue quarters due to increased expenses. The small increase in Textbook Division EBITDA was primarily due to cost savings realized from the closure of the California warehouse on October 27, 2006. The decrease in Complementary Services Division EBITDA was attributable to increased selling, general and administrative expenses, particularly personnel costs. The decrease in Corporate Administration EBITDA was due to an increase in the interdivision profit in inventory elimination attributable to the Bookstore Division's growth.

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

     The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the consolidated statements of cash flows:

                                                     Quarter Ended June 30,
                                                      2007             2006
                                                ---------------  ---------------

EBITDA                                           $  (5,237,420)   $  (3,959,151)

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

   Share-based compensation                            254,042          252,000
   Interest income                                      53,882           79,389
   Provision for losses on receivables                 (26,840)          50,929
   Cash paid for interest                             (236,846)      (3,650,263)
   Cash paid for income taxes                       (3,754,396)      (1,545,929)
   Loss on disposal of assets                            1,197                -
   Changes in operating assets and liabilities,
     net of effect of acquisitions (1)             (33,540,619)     (33,501,520)
                                                ---------------  ---------------
Net Cash Flows from Operating Activities         $ (42,487,000)   $ (42,274,545)
                                                ===============  ===============

Net Cash Flows from Investing Activities         $  (3,120,662)   $ (22,347,521)
                                                ===============  ===============

Net Cash Flows from Financing Activities         $  22,365,851    $  41,863,318
                                                ===============  ===============

     (1) Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

     DEPRECIATION EXPENSE. Depreciation expense for the quarter ended June 30, 2007 increased $0.3 million, or 23.1%, to $1.7 million from $1.4 million for the quarter ended June 30, 2006, due primarily to growth in the Bookstore Division.

     AMORTIZATION EXPENSE. Amortization expense for the quarter ended June 30, 2007 increased $0.1 million, or 4.1%, to $2.4 million from $2.3 million for the quarter ended June 30, 2006, due primarily to amortization of contract-managed acquisition costs associated with bookstore acquisitions occurring since April 1, 2006.

     INTEREST EXPENSE, NET. Interest expense, net for the quarter ended June 30, 2007 increased $0.4 million, or 3.8%, to $10.3 million from $9.9 million for the quarter ended June 30, 2006, due primarily to an increase in average borrowings under the Term Loan and a $0.2 million increase in original issue debt discount amortization on the Senior Discount Notes.

     INCOME TAXES. Income tax benefit for the quarter ended June 30, 2007 increased $0.9 million, or 13.4%, to $8.1 million from $7.2 million for the quarter ended June 30, 2006. Our effective tax rate for the quarters ended June 30, 2007 and 2006 was 41.5% and 40.9%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

     ACCRUED INCENTIVES. Our Textbook Division offers certain incentive programs to its customers which allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. The rebates can be redeemed in a number of ways, including to pay for freight charges on textbooks sold to the customer or to pay for certain of the complementary services we offer through our Complementary Services Division. The customer can also utilize the rebates to pay for the cost of textbooks sold by the Textbook Division to the customer; however, a portion of the rebates earned by the customer are forfeited if the customer chooses to utilize rebates in this manner. If the customer fails to comply with the terms of the program, rebates earned during the year are forfeited. Significant judgment is required in estimating the expected level of forfeitures on rebates earned. Although we believe that our estimates of anticipated forfeitures, which are based upon historical experience, are reasonable, actual results could differ from these estimates resulting in an ultimate redemption of rebates which differs from that which is reflected in accrued incentives in the consolidated financial statements.

     INCOME TAXES. We account for income taxes by recording taxes payable or refundable for the current fiscal year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our consolidated financial statements or the consolidated income tax returns. Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets, and deferred tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the consolidated income tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be different from that which is reflected in the consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

     Effective March 30, 2007, certain amendments were made to the Credit Agreement to, among other things, increase the Revolving Credit Facility from $65.0 million to $85.0 million and modify the definition of EBITDA to exclude certain one-time charges recorded in fiscal year 2007 for purposes of the debt covenant calculations. The additional availability of borrowings under the Revolving Credit Facility will allow us to continue to pursue opportunities to expand our chain of bookstores across the country.

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

     Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At June 30, 2007, our total indebtedness was $469.3 million, consisting of the $196.6 million Term Loan, $175.0 million of Senior Subordinated Notes, $71.4 million of Senior Discount Notes, $22.9 million of outstanding indebtedness under the Revolving Credit Facility, and $3.4 million of other indebtedness, including capital lease obligations.

     Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and the Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility's Term Loan, NBC is scheduled to make principal payments totaling approximately $1.9 million in fiscal year 2008, $2.0 million in fiscal years 2009-2010, and $191.1 million in fiscal year 2011. These scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards the Term Loan principal balances. There was no excess cash flow obligation for the fiscal year ended March 31, 2007. An excess cash flow payment of $1.7 million for the fiscal year ended March 31, 2006 was made in September of 2006.

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

INVESTING CASH FLOWS

     Our capital expenditures were $2.1 million and $1.6 million for the quarters ended June 30, 2007 and 2006, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. The annual limitation for fiscal year 2008 is $16.1 million. We expect capital expenditures to be between $8.0 million and $10.0 million for fiscal year 2008.

     Business acquisition and contract-management renewal expenditures were $1.0 million and $20.7 million for the quarters ended June 30, 2007 and 2006, respectively. During the quarter ended June 30, 2007, 6 bookstore locations were acquired in 4 separate transactions (all of which were contract-managed locations). During the quarter ended June 30, 2006, 109 bookstore locations were acquired in eight separate transactions (104 of which were contract-managed locations), including the acquisition of CBA's 101 bookstore locations for $18.8 million (net of cash acquired) on May 1, 2006. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

     During the quarter ended June 30, 2007, we capitalized $0.1 million in software development costs associated with new software products and enhancements to existing software products utilized solely for internal purposes.

OPERATING CASH FLOWS

     Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used in operating activities for the quarter ended June 30, 2007 were $42.5 million, up $0.2 million from $42.3 million for the quarter ended June 30, 2006.

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

SOURCES OF AND NEEDS FOR CAPITAL

     As of June 30, 2007, NBC could borrow up to $81.6 million under the Revolving Credit Facility, outstanding indebtedness under which was $22.9 million at June 30, 2007. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

     We believe that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance our current operations, any required excess cash flow payments, cash interest requirements, planned capital expenditures and internal growth for the next twelve months. Future acquisitions, if any, may require additional debt or equity financing.

     NBC Holdings Corp., a Delaware corporation and the Company's parent, and the Company have separate understandings that (a) with respect to each option granted by NBC Holdings Corp., pursuant to its 2004 Option Plan, the Company has granted, and will continue to grant, an option to purchase an equivalent number of shares of its common stock at the same exercise price to NBC Holdings Corp. and (b) with respect to each share of capital stock issued by NBC Holdings Corp., pursuant to its 2005 Restricted Stock Plan, the Company has issued, and will continue to issue, an equivalent number of shares of its common stock at the same purchase price per share to NBC Holdings Corp.

OFF-BALANCE SHEET ARRANGEMENTS

     As of June 30, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $469.3 million in total indebtedness outstanding at June 30, 2007, approximately $216.6 million is subject to fluctuations in the Eurodollar interest rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, NBC entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement at June 30, 2007 was $140.0 million and will decrease periodically to $130.0 million, expiring on September 30, 2008.

     Certain quantitative market risk disclosures have changed since March 31, 2007 as a result of market fluctuations, movement in interest rates, and principal payments. The following table presents summarized market risk information (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                                 June 30,      March 31,
                                                                   2007          2007
                                                              -------------- --------------
Fair Values:
  Fixed rate debt                                             $ 249,602,000  $ 247,405,000
  Variable rate debt (excluding Revolving Credit Facility)      196,623,133    197,021,472
  Interest rate swap ("in-the-money")                             1,864,000      1,301,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                     9.45%          9.44%
  Variable rate debt (excluding Revolving Credit Facility)            7.87%          7.39%
  Interest rate swap receive rate                                     5.27%          4.95%
  Interest rate swap pay rate                                         4.34%          4.34%


                        ITEM 4. CONTROLS AND PROCEDURES.

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

     CHANGES IN INTERNAL CONTROLS. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     WE FACE COMPETITION IN OUR MARKETS. Our industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than us and have substantially greater resources than us. Our business could be adversely affected by increased competition in the markets in which we currently operate or in markets in which we will operate in the future. Additionally, we may not be able to improve or maintain our profit margins. In recent years, an increasing number of institution-owned college stores have decided to outsource or "contract-manage" the operation of their bookstores. The leading managers of these stores include two of our principal competitors in the wholesale textbook distribution business. Contract-managed stores primarily purchase their used textbook requirements from and sell their available supply of used textbooks to their affiliated operations. A significant increase in the number of contract-managed stores operated by our competitors, particularly at large college campuses, could adversely affect our ability to acquire an adequate supply of used textbooks.

     We are also experiencing growing competition from alternative media and alternative sources of textbooks for students (such as websites designed to sell textbooks, e-books and digital content, and other merchandise directly to students; on-line resources; publishers selling direct to students; print-on-demand textbooks; and CD-ROMs) and from the use of course packs (which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students), all of which have the potential to reduce or replace the need for textbooks sold through college bookstores. A substantial increase in the availability or the acceptance of these alternatives as a source of textbooks and textbook information could significantly reduce college students' use of our college bookstores and/or the use of traditional textbooks that we buy and sell.

     We are experiencing growing competition from technology-enabled student to student transactions that take place over the Internet. These transactions, whereby a student enters into a transaction directly with another student for the sale and purchase of a textbook, provide competition by reducing the supply of textbooks available to us for purchase and by reducing the sale of textbooks through college bookstores. While such transactions have occurred for many years, prior to the Internet such transactions were limited by geography, a lack of information related to pricing and demand, and other factors. A significant increase in the number of these transactions could have a material adverse effect on our ability to purchase an adequate supply of used textbooks and increase used textbook revenues.

     WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE OR CONTRACT-MANAGE ADDITIONAL BOOKSTORES OR INTEGRATE THOSE ADDITIONAL STORES. Part of our business strategy is to expand sales for our college bookstore operations by either acquiring privately owned bookstores or being awarded additional contracts to manage institutional bookstores. We may not be able to identify additional private bookstores for acquisition or we may not be successful in competing for contracts to manage additional institutional stores. Due to the seasonal nature of business in our bookstores, operations may be affected by the time of fiscal year when a bookstore is acquired or contract-managed by us. The process may require financial resources that would otherwise be available for our existing operations. The integration of these future bookstores may not be successful or the anticipated strategic benefits of these future bookstores may not be realized or realized within time frames contemplated by our management. Acquisitions and additional contract-managed stores may involve a number of special risks, including, but not limited to, adverse short-term effects on our reported results of operations, diversion of management's attention, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of our competitors and customers. If we are unable to successfully integrate our future acquisitions or contract-managed stores for these or other reasons, our results of operations may be adversely affected.

     WE MAY NOT BE ABLE TO SUCCESSFULLY RENEW OUR CONTRACT-MANAGED BOOKSTORES AT PROFITABLE TERMS. As we expand our operations in contract-management of institutional bookstores, we will increasingly be competing for the renewal of our contracts for those stores as the current contracts expire. Contracts in the industry are typically for 3 to 5 years, with various renewal and cancellation clauses. We may not be successful in renewing our current contracts or renewing such contracts on terms that provide us the opportunity to improve or maintain the profitability of managing the store. If we are unable to successfully renew our contracts on profitable terms, our costs and expenses may rise and as a result, EBITDA may be adversely affected.

     WE MAY NOT BE ABLE TO OBTAIN A SUFFICIENT SUPPLY OF USED TEXTBOOKS. We are generally able to sell a substantial majority of our available used textbooks and, therefore, our ability to purchase a sufficient number of used textbooks largely determines our used textbook sales for future periods. Successfully acquiring books requires a visible presence on college campuses at the end of each semester, which requires hiring a significant number of temporary personnel, and having access to sufficient funds under our Revolving Credit Facility or other financing alternatives to purchase the books. Textbook acquisition also depends upon college students' willingness to sell their used textbooks at the end of each semester. The unavailability of sufficient personnel or credit, or a shift in student preferences, could impair our ability to acquire sufficient used textbooks to meet our sales objectives.

     PUBLISHERS MAY NOT CONTINUE TO INCREASE PRICES OF TEXTBOOKS ANNUALLY. We generally buy used textbooks based on publishers' prevailing prices for new textbooks just prior to the implementation by publishers of their annual price increases (which historically have been 4% to 5%) and resell these textbooks shortly thereafter based upon the new higher prices, thereby creating an immediate margin increase. Our ability to increase our used textbook prices each fiscal year depends on annual price increases on new textbooks implemented by publishers. The failure of publishers to continue annual price increases on new textbooks could adversely affect our used textbook margins.

     PUBLISHER ACTIVITIES RELATED TO NEW EDITIONS AND MATERIALS PACKAGED WITH NEW TEXTBOOKS MAY CHANGE. Publishers have historically produced new editions of textbooks every two to four years. Changes in the business models of publishers to accelerate the new edition cycle or to significantly increase the number of textbooks with other materials packaged or bundled with it (which makes it more difficult to repurchase and resell the entire package of materials) could reduce the supply of used textbooks available to us.

     WE ARE DEPENDENT ON KEY PERSONNEL. Our future success depends to a significant extent on the efforts and abilities of our senior management team. Our senior management team has over 80 years of cumulative experience in the college bookstore industry. The loss of the services of any one of these individuals could have a material adverse effect on our business, financial condition and results of operations.

     THE SEASONALITY OF OUR WHOLESALE AND BOOKSTORE OPERATIONS. Our wholesale and bookstore operations experience two distinct selling periods and our wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in July/August and November/December. The buying periods for the wholesale operations occur at the end of each school semester in May and December. The primary selling periods for the bookstore operations are in August/September and January. In fiscal year 2007, approximately 45% of our annual revenues occurred in the second fiscal quarter (July-September), while approximately 32% of our annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, our working capital requirements fluctuate throughout the fiscal year, increasing substantially in May and December as a result of the buying periods. We fund our working capital requirements primarily through the Revolving Credit Facility, which historically has been repaid with cash provided from operations. A significant reduction in sales during our peak selling periods could have a material adverse effect on our ability to make timely repayment on amounts borrowed under the Revolving Credit Facility.

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

     The Senior Credit Facility prohibits NBC from prepaying other indebtedness. In addition, NBC is required to comply with and maintain specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. NBC's ability to meet these financial ratios and tests can be affected by events beyond our control; and, as a result, NBC may not satisfy these requirements in the future. A breach of any of these covenants could result in a default under the Senior Credit Facility or the indentures. Upon an event of default under the Senior Credit Facility, the lenders could elect to declare all amounts and accrued interest outstanding under the Senior Credit Facility due and payable and could terminate their commitments to make further extensions of credit under the Senior Credit Facility and the holders of the Senior Subordinated Notes and Senior Discount Notes could elect to declare all amounts under such notes immediately due and payable. If NBC were unable to repay its indebtedness under the Senior Credit Facility, the lenders could proceed against the collateral securing the indebtedness. If the indebtedness under the Senior Credit Facility were accelerated, the assets of NBC may not be sufficient to repay in full such indebtedness and other indebtedness, including the Senior Subordinated Notes and Senior Discount Notes. Substantially all of our assets are pledged as security under the Senior Credit Facility.

     WE ARE CONTROLLED BY ONE PRINCIPAL EQUITY HOLDER, WHO HAS THE POWER TO TAKE UNILATERAL ACTION. Weston Presidio beneficially owns approximately 83.9% of the Company's issued and outstanding common stock (taking into account for such percentage calculation options outstanding and options available for future grant under the 2004 Stock Option Plan). As a result, Weston Presidio is able to control all matters, including the election of a majority of our board of directors, the approval of amendments to NBC's and our certificates of incorporation and the approval of fundamental corporate transactions such as mergers and asset sales. The interests of Weston Presidio may not in all cases be aligned with the interests of other affected parties. In addition, Weston Presidio may have an interest in pursuing acquisitions, divestitures and other transactions (including selling us) that, in its judgment, could affect its equity investment, even though such transactions might involve risks to other affected parties.

     OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD LIMIT CASH FLOW AVAILABLE FOR OUR OPERATIONS AND COULD ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR DEBT OR OBTAIN ADDITIONAL FINANCING. We have $469.3 million of outstanding indebtedness at June 30, 2007. The degree to which we are leveraged could have important consequences, including the following:

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

     10.1 Assumption Agreement, dated as of May 1, 2007, made by Net Textstore LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.16 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2007, is incorporated herein by reference.

     31.1 Certification of President/Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of President/Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2007.


NBC ACQUISITION CORP.

/s/  Mark W. Oppegard
----------------------------------------------------------
Mark W. Oppegard
President/Chief Executive Officer,
Secretary and Director




/s/  Alan G. Siemek
----------------------------------------------------------
Alan G. Siemek
Vice President and Treasurer
(Principal Financial and Accounting Officer)

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

     10.1 Assumption Agreement, dated as of May 1, 2007, made by Net Textstore LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.16 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2007, is incorporated herein by reference.

     31.1 Certification of President/Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of President/Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.