Form 10-Q
period 2007-09-30
NBC ACQUISITION CORP
filed 2007-11-14
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

            TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
                       NOVEMBER 14, 2007: 554,094 SHARES

                            TOTAL NUMBER OF PAGES: 33

                             EXHIBIT INDEX: PAGE 33

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
NBC ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------

                                                            September 30,  March 31,    September 30,
                                                                2007          2007          2006
                                                            ------------- ------------- -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $ 93,563,958  $ 32,982,876  $ 92,519,678
  Receivables, net                                            63,339,845    54,949,070    55,238,093
  Inventories                                                108,198,572    94,548,706   100,617,356
  Deferred income taxes                                        7,457,115     5,261,114     8,465,940
  Prepaid expenses and other assets                            2,877,380     1,993,644     2,053,160
                                                            ------------- ------------- -------------
    Total current assets                                     275,436,870   189,735,410   258,894,227

PROPERTY AND EQUIPMENT, net of depreciation & amortization    45,573,206    43,078,109    42,380,212
GOODWILL                                                     311,607,314   311,606,364   309,195,079
IDENTIFIABLE INTANGIBLES, net of amortization                138,086,265   139,824,716   143,111,069
DEBT ISSUE COSTS, net of amortization                          7,446,087     8,456,216     9,236,301
OTHER ASSETS                                                   3,120,329     4,303,947     4,562,310
                                                            ------------- ------------- -------------

                                                            $781,270,071  $697,004,762  $767,379,198
                                                            ============= ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                          $ 94,657,070  $ 28,505,138  $ 93,712,406
  Accrued employee compensation and benefits                   9,872,169    14,213,001     9,635,125
  Accrued interest                                               916,176       710,800       866,100
  Accrued incentives                                           7,116,541     6,983,262     7,263,054
  Accrued expenses                                             4,103,282     2,334,239     3,847,405
  Income taxes payable                                        10,221,994     3,253,074     9,864,562
  Deferred revenue                                             2,876,937       898,666     2,365,471
  Current maturities of long-term debt                         2,575,052     1,957,854     1,736,143
  Current maturities of capital lease obligations                618,387       490,815       300,606
                                                            ------------- -------------  ------------
    Total current liabilities                                132,957,608    59,346,849   129,590,872

LONG-TERM DEBT, net of current maturities                    442,715,710   439,945,523   437,340,584

CAPITAL LEASE OBLIGATIONS, net of current maturities           4,481,894     2,704,268     2,057,407
OTHER LONG-TERM LIABILITIES                                    4,250,144     2,983,350     2,623,243
DEFERRED INCOME TAXES                                         48,600,895    51,779,894    54,504,630
COMMITMENTS (Note 5)
STOCKHOLDERS' EQUITY:
  Common stock, voting, authorized 5,000,000 shares
  of $.01 par value; issued and outstanding 554,094 shares         5,541         5,541         5,541
  Additional paid-in capital                                 111,028,177   111,028,177   111,028,177
  Note receivable from stockholder                               (95,076)      (97,504)      (95,076)
  Retained earnings                                           37,040,178    28,695,664    29,416,820
  Accumulated other comprehensive income                         285,000       613,000       907,000
                                                            ------------- ------------- -------------
    Total stockholders' equity                               148,263,820   140,244,878   141,262,462
                                                            ------------- ------------- -------------
                                                            $781,270,071  $697,004,762  $767,379,198
                                                            ============= ============= =============

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------------------------------


                                            Quarter Ended September 30,  Six Months Ended September 30,
                                                2007         2006           2007           2006
                                            ------------- ------------  ---------------  -------------
REVENUES, net of returns                    $260,309,829  $243,917,253    $328,148,351   $305,684,544

COSTS OF SALES (exclusive of
depreciation shown below)                    165,235,843   155,546,895     205,712,784    192,191,096
                                            ------------- ------------  ---------------  -------------
  Gross profit                                95,073,986    88,370,358     122,435,567    113,493,448

OPERATING EXPENSES:
  Selling, general and administrative         46,774,066    42,412,344      79,373,067     71,494,585
  Closure of California Warehouse                      -       327,579               -        327,579
  Depreciation                                 1,701,259     1,287,253       3,402,982      2,669,928
  Amortization                                 2,517,266     2,396,325       4,942,720      4,726,722
                                            ------------- ------------  ---------------  -------------
                                              50,992,591    46,423,501      87,718,769     79,218,814
                                            ------------- ------------  ---------------  -------------
INCOME FROM OPERATIONS                        44,081,395    41,946,857      34,716,798     34,274,634
                                            ------------- ------------  ---------------  -------------
OTHER EXPENSES (INCOME):
  Interest expense                            10,496,048    10,228,556      20,810,697     20,193,053
  Interest income                               (483,531)     (458,964)       (537,413)      (538,353)
  Loss on derivative financial instrument        182,000       156,000         180,000        155,000
                                            ------------- ------------  ---------------  -------------
                                              10,194,517     9,925,592      20,453,284     19,809,700
                                            ------------- ------------  ---------------  -------------
INCOME BEFORE INCOME TAXES                    33,886,878    32,021,265      14,263,514     14,464,934

INCOME TAX EXPENSE                            14,063,000    13,032,855       5,919,000      5,850,391
                                            ------------- ------------  ---------------  -------------
NET INCOME                                  $ 19,823,878  $ 18,988,410    $  8,344,514   $  8,614,543
                                            ============= ============  ===============  =============
EARNINGS PER SHARE:
  Basic                                     $      35.78  $      34.27    $      15.06   $      15.55
                                            ============= ============  ===============  =============
  Diluted                                   $      34.73  $      33.42    $      14.60   $      15.20
                                            ============= ============  ===============  =============
WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                          554,094       554,094         554,094        554,094
                                            ============= ============  ===============  =============
  Diluted                                        570,838       568,148         571,373        566,883
                                            ============= ============  ===============  =============

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------


                                          Common Stock                  Note                 Accumulated
                                        ---------------- Additional  Receivable                 Other
                                        Shares            Paid-in       From      Retained  Comprehensive            Comprehensive
                                        Issued   Amount   Capital    Stockholder  Earnings      Income       Total       Income
                                        ------- ------- ----------- -----------   --------  ------------- ---------- -------------
BALANCE, April 1, 2006                  554,094 $ 5,541 $111,028,177 $ (92,635) $20,802,277 $ 1,414,000  $133,157,360

Interest accrued on stockholder note          -       -            -    (2,441)           -           -        (2,441) $         -

Net income                                    -       -            -         -    8,614,543           -     8,614,543    8,614,543

Other comprehensive loss, net of taxes:

  Unrealized loss on interest
  rate swap agreement, net
  of taxes of $320,000                        -       -            -         -            -    (507,000)     (507,000)    (507,000)

                                        ------- ------- ------------ ---------- ----------- -----------  ------------ -------------
BALANCE, September 30, 2006             554,094 $ 5,541 $111,028,177 $ (95,076) $29,416,820 $   907,000  $141,262,462  $ 8,107,543
                                        ======= ======= ============ ========== =========== ===========  ============ =============

BALANCE, April 1, 2007                  554,094 $ 5,541 $111,028,177 $ (97,504) $28,695,664 $   613,000  $140,244,878

Payment on stockholder note                   -       -            -     4,869            -           -         4,869  $         -

Interest accrued on stockholder note          -       -            -    (2,441)           -           -        (2,441)           -

Net income                                    -       -            -         -    8,344,514           -     8,344,514    8,344,514

Other comprehensive loss, net of taxes:

  Unrealized loss on interest rate
  swap agreement, net of taxes
  of $207,000                                 -       -            -         -            -    (328,000)     (328,000)    (328,000)

                                        ------- ------- ------------ ---------- ----------- -----------  ------------ -------------
BALANCE, September 30, 2007             554,094 $ 5,541 $111,028,177 $ (95,076) $37,040,178 $   285,000  $148,263,820  $ 8,016,514
                                        ======= ======= ============ ========== =========== ===========  ============ =============


See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------

                                                                           Six Months Ended September 30,
                                                                                2007           2006
                                                                           -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                 $ 8,344,514   $ 8,614,543
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Share-based compensation                                                     487,458       501,236
    Provision for losses on receivables                                          (21,699)       59,067
    Depreciation                                                               3,402,982     2,669,928
    Amortization                                                               5,987,848     5,685,396
    Original issue debt discount amortization                                  3,804,927     3,420,188
    Loss on derivative financial instrument                                      180,000       155,000
    Loss on disposal of assets                                                   180,508       169,867
    Deferred income taxes                                                     (5,168,000)   (5,234,259)
    Changes in operating assets and liabilities,
    net of effect of acquisitions:
      Receivables                                                             (8,371,517)   (9,436,154)
      Inventories                                                            (12,625,200)  (10,590,156)
      Recoverable income taxes                                                         -     1,438,819
      Prepaid expenses and other assets                                         (883,736)     (279,010)
      Other assets                                                               433,618      (422,658)
      Accounts payable                                                        65,281,043    70,338,155
      Accrued employee compensation and benefits                              (4,340,832)   (1,960,411)
      Accrued interest                                                           205,376       179,369
      Accrued incentives                                                         133,279      (296,442)
      Accrued expenses                                                         1,769,043     2,739,196
      Income taxes payable                                                     6,968,920     8,889,128
      Deferred revenue                                                         1,978,271     1,651,048
      Other long-term liabilities                                                 64,818       (16,526)
                                                                             ------------ -------------
        Net cash flows from operating activities                              67,811,621    78,275,324

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (3,869,010)   (3,858,527)
  Acquisitions, net of cash acquired                                          (2,494,582)  (21,677,184)
  Proceeds from sale of property and equipment                                     9,389       250,768
  Software development costs                                                    (168,861)            -
                                                                             ------------ -------------

        Net cash flows from investing activities                              (6,523,064)  (25,284,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                             -    24,000,000
  Payment of financing costs                                                           -      (764,774)
  Principal payments on long-term debt                                          (417,542)   (3,009,257)
  Principal payments on capital lease obligations                               (294,802)     (148,275)
  Net decrease in revolving credit facility                                            -   (13,931,119)
  Proceeds from payment on note receivable from stockholder                        4,869             -
                                                                             ------------ -------------
        Net cash flows from financing activities                                (707,475)    6,146,575
                                                                             ------------ -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     60,581,082    59,136,956
CASH AND CASH EQUIVALENTS, Beginning of period                                32,982,876    33,382,722
                                                                             ------------ -------------
CASH AND CASH EQUIVALENTS, End of period                                     $93,563,958   $92,519,678
                                                                             ============ =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                                 $15,755,266   $15,634,822
    Income taxes                                                               4,118,080       756,703
  Noncash investing and financing activities:
    Property acquired through capital lease                                  $ 2,200,000   $         -
    Accumulated other comprehensive income:
      Unrealized loss on interest rate swap agreement, net of income taxes      (328,000)     (507,000)
      Deferred taxes resulting from unrealized loss
      on interest rate swap agreement                                           (207,000)     (320,000)
    Other intangible agreement to be paid over three years                     1,585,407             -

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION - The condensed consolidated balance sheet of NBC Acquisition Corp. (the "Company") and its wholly-owned subsidiary, Nebraska Book Company, Inc. ("NBC"), at March 31, 2007 was derived from the Company's audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of the Company's operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. Because of the seasonal nature of the Company's operations, results of operations of any single reporting period should not be considered as indicative of results for a full fiscal year.

    These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended March 31, 2007 included in the Company's Annual Report on Form 10-K. References in this Quarterly Report on Form 10-Q to the terms "we," "our," "ours," and "us" refer collectively to the Company and its subsidiaries, including NBC, except where otherwise indicated. The Company does not conduct significant activities apart from its investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC.

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
                                            Quarter Ended     Six Months Ended
                                             September 30,       September 30,
                                            2007      2006      2007      2006
                                          --------- --------- --------- --------
Basic Earnings Per Share:
  Weighted-average common shares
  outstanding                              554,094   554,094   554,094   554,094

Diluted Earnings Per Share:
  Weighted-average common shares
  outstanding                              570,838   568,148   571,373   566,883

  Incremental shares attributable to stock
  options                                   16,744    14,054    17,279    12,789

  Stock options outstanding                 75,749    75,749    75,749    75,749


3.  INVENTORIES - Inventories are summarized as follows:

                                   September 30,    March 31,     September 30,
                                       2007            2007           2006
                                  --------------- -------------- ---------------
Bookstore Division                 $  87,586,976   $ 61,297,777   $  81,571,585
Textbook Division                     17,345,633     30,323,636      16,354,536
Complementary Services Division        3,265,963      2,927,293       2,691,235
                                  --------------- -------------- ---------------
                                   $ 108,198,572   $ 94,548,706   $ 100,617,356
                                  =============== ============== ===============


4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the periods ended September 30, 2007 and 2006 and the fiscal year ended March 31, 2007. Goodwill assigned to corporate administration represents the goodwill that arose when Weston Presidio gained a controlling interest in the Company on March 4, 2004 (the "March 4, 2004 Transaction"), as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or a portion of a reporting unit.

                                 Bookstore       Corporate
                                 Division      Administration       Total
                              --------------  ---------------  ---------------

Balance, April 1, 2006         $ 23,987,967    $ 269,061,875    $ 293,049,842

Additions to goodwill:
  Bookstore acquisitions         16,145,237                -       16,145,237
                              --------------  ---------------  ---------------
Balance, September 30, 2006    $ 40,133,204    $ 269,061,875    $ 309,195,079
                              ==============  ===============  ===============

Balance, April 1, 2007         $ 42,544,489    $ 269,061,875    $ 311,606,364

Additions to goodwill:
  Bookstore acquisitions                950                -              950
                              --------------  ---------------  ---------------
Balance, September 30, 2007    $ 42,545,439    $ 269,061,875    $ 311,607,314
                              ==============  ===============  ===============

    During the six months ended September 30, 2007, ten bookstore locations were acquired in eight separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $1.6 million, of which $0.6 million was assigned to contract-managed acquisition costs with amortization periods of up to five years.

    NBC also incurred $0.6 million in contract-managed acquisition costs with amortization periods of up to ten years associated with the renewal of ten contract-managed locations during the six months ended September 30, 2007.

    Effective September 1, 2007, NBC entered into an agreement whereby it agreed to pay $1.7 million over a period of thirty-six months to a software company in return for certain rights related to that company's products that are designed to enhance web-based sales. This other identifiable intangible is being amortized on a straight-line basis over the thirty-six month base term of the agreement. The asset and corresponding liability were recorded based upon the present value of the future payments assuming an imputed interest rate of 6.7%, resulting in a discount of $0.1 million which will be recorded as interest expense over the base term of the agreement utilizing the effective interest method of accounting.

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

                                                   September 30, 2007
                                     -------------------------------------------------
                                          Gross                              Net
                                         Carrying       Accumulated       Carrying
                                          Amount        Amortization       Amount
                                     ---------------  ---------------  ---------------
 Customer relationships               $ 114,830,000    $ (20,573,380)   $  94,256,620
 Developed technology                    12,348,133       (6,918,973)       5,429,160
 Covenants not to compete                 5,590,333       (2,809,235)       2,781,098
 Contract-managed acquisition costs       3,614,854         (856,832)       2,758,022
 Other                                    1,585,407          (44,042)       1,541,365
                                     ---------------  ---------------  ---------------
                                      $ 137,968,727    $ (31,202,462)   $ 106,766,265
                                     ===============  ===============  ===============

                                                       March 31, 2007
                                     -------------------------------------------------
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
                                     ===============  ===============  ===============

                                                    September 30, 2006
                                     -------------------------------------------------
                                         Gross                               Net
                                        Carrying        Accumulated       Carrying
                                         Amount        Amortization        Amount
                                     ---------------  ---------------  ---------------
 Customer relationships               $ 114,830,000    $ (14,831,860)   $  99,998,140
 Developed technology                    11,473,750       (4,939,867)       6,533,883
 Covenants not to compete                 5,890,584       (2,297,183)       3,593,401
 Contract-managed acquisition costs       1,964,100         (298,455)       1,665,645
                                     ---------------  ---------------  ---------------
                                      $ 134,158,434    $ (22,367,365)   $ 111,791,069
                                     ===============  ===============  ===============

    Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

                                                           Amortization
                                                              Expense
                                                          ---------------

Quarter ended September 30, 2007                            $  2,517,266
Quarter ended September 30, 2006                               2,396,325
Six months ended September 30, 2007                            4,942,720
Six months ended September 30, 2006                            4,726,722

Estimated amortization expense for the fiscal years
ending March 31:
  2008                                                      $ 10,108,000
  2009                                                        10,094,000
  2010                                                         9,268,000
  2011                                                         6,633,000
  2012                                                         6,234,000

    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

5. LONG-TERM DEBT - Indebtedness at September 30, 2007 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to NBC through a syndicate of lenders, consisting of a term loan (the "Term Loan") with a remaining balance of $196.6 million (includes remaining amounts due under both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and an $85.0 million revolving credit facility (the "Revolving Credit Facility"), which was unused at September 30, 2007; $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes") issued by NBC; $73.3 million of 11.0% senior discount notes (the "Senior Discount Notes") issued by the Company; $0.4 million of other indebtedness; and $5.1 million of capital leases. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $85.0 million. The calculated borrowing base at September 30, 2007 was $67.1 million.

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

    In July 2007, a bookstore location was relocated, the new property lease for which has been classified as a capital lease. This lease expires in fiscal year 2018 and contains two five-year options to renew. The capital lease obligation and corresponding property recorded at inception of the lease totaled $2.2 million. Future minimum lease payments total $0.2 million in fiscal year 2008, $0.3 million in each of fiscal years 2009-2012, and $1.9 million thereafter, including amounts representing interest at 8.3% of $1.1 million over the term of the lease.

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

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC has a three-year amortizing interest rate swap agreement whereby a portion of the variable rate Term Loan is converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement expires on September 30, 2008. Notional amounts under the agreement are reduced periodically until reaching $130.0 million.

    General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                                            September 30,    March 31,    September 30,
                                                                2007           2007            2006
                                                           --------------- -------------- --------------
Total indebtedness outstanding                              $ 450,391,043  $ 445,098,460  $ 441,434,740

Term Loan subject to Eurodollar interest rate fluctuations    196,623,133    197,021,472    197,818,151

Notional amount under swap agreement                          130,000,000    140,000,000    150,000,000

Fixed interest rate indebtedness                              253,767,910    248,076,988    243,616,589

Variable interest rate, including applicable margin:
  Term Loan                                                          7.83%          7.88%          7.63%

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

    NBC estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the Term Loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the Term Loan being hedged as of September 30, 2007. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as "interest expense".

    Under hedge accounting, interest rate swap agreements are reflected at fair value in the balance sheet and the related gains or losses on these agreements are generally recorded in stockholders' equity, net of applicable income taxes (as "accumulated other comprehensive income (loss)"). Gains or losses recorded in accumulated other comprehensive income (loss) are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. Except as described below, the net effect of this accounting on the Company's condensed consolidated results of operations will be that interest expense on a portion of the Term Loan is generally being recorded based on fixed interest rates until the interest rate swap agreement expires on September 30, 2008.

    In accordance with NBC's Risk Management Policy, the current interest rate swap agreement was intended as a hedge against certain future interest payments under the Term Loan from the agreement's inception on July 15, 2005. However, formal documentation designating the interest rate swap agreement as a hedge against certain future interest payments under the Term Loan was not put in place until September 30, 2005 (the effective date of the interest rate swap agreement). As a result, the interest rate swap agreement did not qualify as a cash flow hedge until September 30, 2005. Accordingly, the $0.7 million increase in the fair value of the interest rate swap agreement from inception to September 30, 2005 was recognized in earnings as a "gain on derivative financial instruments". Changes in the fair value of this portion of the interest rate swap agreement are also recognized as a "gain (loss) on derivative financial instruments" in the condensed consolidated statements of operations.

    Subsequent to September 30, 2005, the change in fair value of a September 30, 2005 hypothetical swap is recorded, net of income taxes, in "accumulated other comprehensive income" in the condensed consolidated balance sheets. Changes in the fair value of the interest rate swap agreement are reflected in the condensed consolidated statements of cash flows as either "gain
    (loss) on derivative financial instruments" or as "noncash investing and financing activities".

    Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

                                                      September 30,     March 31,  September 30,
                                                          2007             2007         2006
                                                      ------------- -------------- -------------
Balance Sheet Components:
  Other assets - fair value of swap agreement          $   586,000   $ 1,301,000    $ 1,851,000
  Deferred income taxes                                   (227,002)     (503,975)      (717,031)
                                                      ------------- -------------- -------------
                                                       $   358,998   $   797,025    $ 1,133,969
                                                      ============= ============== =============
Portion of Agreement Subsequent to September 30, 2005
Hedge Designation:
   Decrease in fair value of swap agreement:
      Quarter ended September 30                       $(1,096,000)                 $(1,722,000)
      Six months ended September 30                       (535,000)                    (827,000)
      Year ended March 31, 2007                                      $(1,307,000)

Portion of Agreement Prior to September 30, 2005
Hedge Designation:
   Decrease in fair value of swap agreement:
      Quarter ended September 30                          (182,000)                    (156,000)
      Six months ended September 30                       (180,000)                    (155,000)
      Year ended March 31, 2007                                         (225,000)

7. SHARE-BASED COMPENSATION - NBC Holdings Corp., a Delaware corporation and the Company's parent, adopted the 2005 Restricted Stock Plan (the "Plan") on September 29, 2005. As more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007, the Plan provides for the issuance of shares of nonvested stock to individuals determined by NBC Holdings Corp.'s Board of Directors. Any shares issued under the Plan are subject to restrictions on transferability and a right of NBC Holdings Corp. to re-acquire such shares at less than their then fair market value under certain conditions. On March 31, 2006, 1,400 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to each of three officers and directors of the Company. The shares granted to such officers and directors are also each subject to a Stock Repurchase Agreement that, among other things, provides for vesting, certain call rights on behalf of NBC Holdings Corp., and certain put rights on behalf of the applicable officers and directors. The intent of the Plan and the related agreements is to provide a minimum compensation benefit of $1.0 million to each of the three officers and directors assuming that they remain employed by NBC through September 30, 2010. Due to the put rights on behalf of the three officers and directors, share-based compensation is re-measured at the end of each reporting period and recognized to a minimum of $3.0 million plus anticipated cash bonuses to be paid to reimburse the officers and directors for any federal, state and local taxes thereon from the date of issuance of the nonvested stock until September 30, 2010 and is recorded as "other long-term liabilities" in the condensed consolidated balance sheets and as selling, general and administrative expenses in the condensed consolidated statements of operations. No additional nonvested shares have been issued nor have any of the 4,200 nonvested shares vested or been forfeited since the original issuance on March 31, 2006.

    In re-measuring share-based compensation at the end of each reporting period, the Company accrues to the greater of (a) the minimum compensation benefits associated with the nonvested shares or (b) the estimated fair value of such shares. As of September 30, 2007, the minimum compensation benefits exceed the estimated fair value of the nonvested shares and are thus utilized as the basis for recording share-based compensation. Fair value is estimated utilizing a methodology which is consistent with the transaction-based method under the market approach described in the AICPA Audit and Accounting Practice Aid Series, VALUATION OF PRIVATELY-HELD-COMPANY EQUITY SECURITIES (the "Practice Aid"). This methodology is consistent with the approaches that have been used in all four arms-length negotiated transactions involving the Company`s common stock since 1995, including the last transaction on March 4, 2004 and includes the following steps: (a) the determination of an estimated enterprise value using a multiple of EBITDA; (b) the enterprise value is reduced by outstanding debt to derive an equity value; and (c) the equity value is then divided by outstanding common stock and common stock equivalents to arrive at an estimated equity value per share. As NBC Holdings Corp.'s common stock is not publicly traded and the nonvested shares represent a minority interest position, the estimated equity value per share is discounted for these factors to arrive at the fair value of the nonvested shares. The factors to be considered in performing a valuation as outlined in the Practice Aid, as well as the risks outlined in this Quarterly Report on Form 10-Q and other factors, impact the selection of the EBITDA multiple utilized in the aforementioned valuation methodology. As these factors and risks change, their impact on the valuation methodology is also considered. Management does not believe that the results of a contemporaneous valuation by an unrelated valuation specialist would provide more reliable evidence of valuation compared to the current methodology, given its consistent application in all four arms-length negotiated transactions involving the Company's common stock over the past twelve years. Specific information regarding share-based compensation is presented in the following table:

                                             Quarter Ended September 30,  Six Months Ended September 30,
                                                 2007          2006           2007           2006
                                             ------------  -------------  ------------   ---------------
Nonvested Stock:                                Minimum       Minimum       Minimum          Minimum
  Valuation methodology                      Compensation  Compensation   Compensation    Compensation

  Share-based compensation:
    Recognized:
      Value of nonvested shares               $ 166,666      $ 166,666    $   333,333       $   333,333
      Reimbursement for taxes                    66,750         82,570        154,125           167,903
                                             ------------  -------------  -------------   --------------
        Total                                 $ 233,416      $ 249,236    $   487,458       $   501,236
                                             ============  =============  =============   ==============
    Unrecognized:
      Value of nonvested shares                                           $ 2,000,000       $ 2,666,667
      Reimbursement for taxes                                               1,005,863         1,359,104
                                                                          -------------   --------------
        Total                                                             $ 3,005,863       $ 4,025,771
                                                                          =============   ==============
  Deferred tax benefit (expense)               $ 90,419      $ (66,150)   $   188,829       $   (66,150)

  Period over which unrecognized share-based
  compensation will be realized (in years)                                        3.0               4.0

    Subsequent to September 30, 2007, the Company's Board of Directors approved the grant of the remaining 4,917 options available for grant under the 2004 Stock Option Plan on October 12, 2007. The options, which have an exercise price of $205 per share, vest 25% on each of October 12, 2007, 2008, 2009 and 2010. The options expire on October 12, 2017. Share-based compensation will be measured and recorded in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123R").

8. SEGMENT INFORMATION - The Company's operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company's operating segments based upon differences in products and services provided. The Company has three operating segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore and Textbook Divisions qualify as reportable operating segments, while separate disclosure of the Complementary Services Division is provided as management believes that information about this operating segment is useful to the readers of the Company's condensed consolidated financial statements. The Bookstore Division segment encompasses the operating activities of the Company's college bookstores located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, E-commerce technology, and a centralized buying service.

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

    The following table provides selected information about profit or loss on a segment basis:

                                                                         Complementary
                                             Bookstore      Textbook        Services
                                              Division      Division        Division        Total
                                           -------------- -------------- -------------- --------------
Quarter ended September 30, 2007:
  External customer revenues               $ 209,277,404   $ 42,258,369   $  8,774,056   $ 260,309,829
  Intersegment revenues                          459,378     15,696,111      1,399,093      17,554,582
  Depreciation and amortization expense        1,882,078      1,521,851        652,277       4,056,206
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)    30,767,977     19,045,524        280,572      50,094,073

Quarter ended September 30, 2006:
  External customer revenues               $ 196,636,797   $ 40,260,498   $  7,019,958   $ 243,917,253
  Intersegment revenues                          446,845     13,729,374      1,412,109      15,588,328
  Depreciation and amortization expense        1,459,751      1,502,133        635,303       3,597,187
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)    29,967,460     17,183,615        565,154      47,716,229

Six months ended September 30, 2007:
  External customer revenues               $ 252,042,024   $ 60,802,619   $ 15,303,708   $ 328,148,351
  Intersegment revenues                          832,088     24,583,876      2,850,743      28,266,707
  Depreciation and amortization expense        3,623,530      3,042,484      1,300,689       7,966,703
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)    25,676,524     24,433,923        336,930      50,447,377

Six months ended September 30, 2006:
  External customer revenues               $ 232,183,291   $ 60,608,874   $ 12,892,379   $ 305,684,544
  Intersegment revenues                          833,586     21,099,795      2,921,611      24,854,992
  Depreciation and amortization expense        2,869,692      3,024,955      1,275,615       7,170,262
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)    25,383,446     22,463,657      1,041,423      48,888,526

    The following table reconciles segment information presented above with consolidated information as presented in the Company's condensed consolidated financial statements:

                                              Quarter Ended September 30,      Six Months Ended September 30,
                                                 2007             2006            2007              2006
                                            ---------------  ---------------  ---------------  ---------------
Revenues:
  Total for reportable segments              $ 277,864,411    $ 259,505,581    $ 356,415,058    $ 330,539,536
  Elimination of intersegment revenues         (17,554,582)     (15,588,328)     (28,266,707)     (24,854,992)
                                            ---------------  ---------------  ---------------  ---------------
    Consolidated total                       $ 260,309,829    $ 243,917,253    $ 328,148,351    $ 305,684,544
                                            ===============  ===============  ===============  ===============

Depreciation and Amortization Expense:
  Total for reportable segments              $   4,056,206    $   3,597,187    $   7,966,703    $   7,170,262
  Corporate administration                         162,319           86,391          378,999          226,388
                                            ---------------  ---------------  ---------------  ---------------
    Consolidated total                       $   4,218,525    $   3,683,578    $   8,345,702    $   7,396,650
                                            ===============  ===============  ===============  ===============

Income Before Income Taxes:
  Total EBITDA for reportable segments       $  50,094,073    $  47,716,229    $  50,447,377    $  48,888,526
  Corporate administrative costs, including
  interdivision profit elimination              (1,794,153)      (2,085,794)      (7,384,877)      (7,217,242)
                                            ---------------  ---------------  ---------------  ---------------
                                                48,299,920       45,630,435       43,062,500       41,671,284
  Depreciation and amortization                 (4,218,525)      (3,683,578)      (8,345,702)      (7,396,650)
                                            ---------------  ---------------  ---------------  ---------------
    Consolidated income from operations         44,081,395       41,946,857       34,716,798       34,274,634
  Interest and other expenses, net             (10,194,517)      (9,925,592)     (20,453,284)     (19,809,700)
                                            ---------------  ---------------  ---------------  ---------------
    Consolidated income before income taxes  $  33,886,878    $  32,021,265    $  14,263,514    $  14,464,934
                                            ===============  ===============  ===============  ===============

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

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement becomes effective for the Company in fiscal year 2009. Management has not yet determined if the Statement will have a material impact on its consolidated financial statements.

    The Company adopted the provisions of FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY TO INCOME TAXES" (FIN 48) on April 1, 2007. Under FIN 48, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company's tax returns that do not meet these recognition and measurement standards. The adoption of FIN 48 had no impact on the Company's condensed consolidated financial statements. Starting with fiscal year 2003, tax years remain open and subject to examination by either the Internal Revenue Service or a number of states where the Company does business. Interest and penalties associated with underpayments of income taxes are classified in the condensed consolidated statements of operations as income tax expense.

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

                                      Balance,    Costs Incurred                                Balance,
                                      April 1,     and Charged       Costs                   September 30,
                                        2007        to Expense    Paid/Settled  Adjustments    2007 (1)
                                    ------------  --------------  ------------ ------------  -------------
Liability Reconciliation:
  One-time termination benefits       $ 240,160      $        -    $ (163,554)   $       -       $ 76,606

  Costs to terminate contracts                -               -             -            -              -

  Costs of consolidation/relocation           -               -             -            -              -
                                    ------------  --------------  ------------ ------------  -------------
                                      $ 240,160      $        -    $ (163,554)   $       -       $ 76,606
                                    ============  ==============  ============ ============  =============

(1) One-time termination benefits, costs to terminate a contract, and costs of consolidation/relocation are included in "accounts payable" in the condensed consolidated balance sheets until paid.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. Our Bookstore Division continues to grow its number of bookstore locations, as we initiated the contract-management of four bookstore locations and established the start-up of one bookstore location during the quarter ended September 30, 2007. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the quarter ended September 30, 2007 increased $16.4 million, or 6.7% from the quarter ended September 30, 2006. This increase is primarily attributable to growth in the Bookstore Division, including acquisition activity and same-store sales growth of 2.7%. Revenues increased in the Textbook Division primarily as a result of an increase in both unit sales and the average price per book sold. Finally, the Complementary Services Division also experienced growth during the quarter ended September 30, 2007, primarily as a result of increased revenues from our distance education and college store consulting divisions.

    EBITDA RESULTS. Consolidated EBITDA for the quarter ended September 30, 2007 increased $2.7 million from the quarter ended September 30, 2006. The EBITDA increase is primarily attributable to the Textbook Division, where revenues increased and selling, general and administrative expenses decreased due to solid control of expenses and $0.3 million of expenses incurred in the quarter ended September 30, 2006 associated with the closure of the California warehouse. Additionally, EBITDA in the Bookstore Division increased primarily as a result of the aforementioned growth in the division. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.

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

QUARTER ENDED SEPTEMBER 30, 2007 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2006.


     REVENUES. Revenues for the quarters ended September 30, 2007 and 2006 and the corresponding change in revenues were as follows:

                                                                           Change
                                                                  --------------------------
                                      2007            2006            Amount     Percentage
                                 --------------- ---------------  -------------- -----------
Bookstore Division                $ 209,736,782   $ 197,083,642    $ 12,653,140       6.4 %
Textbook Division                    57,954,480      53,989,872       3,964,608       7.3 %
Complementary Services Division      10,173,149       8,432,067       1,741,082      20.6 %
Intercompany Eliminations           (17,554,582)    (15,588,328)     (1,966,254)     12.6 %
                                 --------------- ---------------  -------------- -----------
                                  $ 260,309,829   $ 243,917,253    $ 16,392,576       6.7 %
                                 =============== ===============  ============== ===========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 132 bookstore locations through acquisitions or start-ups since April 1, 2006. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2006 and subsequently closed) provided an additional $9.1 million of revenue for the quarter ended September 30, 2007. Same-store sales for the quarter ended September 30, 2007 increased $3.9 million, or 2.7%, from the quarter ended September 30, 2006, primarily due to increased used textbook and clothing and insignia wear revenues. The Company defines same-store sales for the quarter ended September 30, 2007 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2007. Finally, revenues declined $0.3 million as a result of certain store closings (excluding the impact of bookstores acquired on or after April 1, 2006 which were subsequently closed) since July 1, 2006.

    For the quarter ended September 30, 2007, Textbook Division revenues increased 7.3% from the quarter ended September 30, 2006, due primarily to a 4.9% increase in the average price per book sold and a 1.5% increase in units sold. The number of units sold was in part impacted by the quarter ended September 30, 2007 containing one more shipping day than the quarter ended September 30, 2006. Complementary Services Division revenues increased primarily as a result of strong results in the distance education and college store consulting divisions. As a result of our growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the quarter ended September 30, 2007 increased $2.0 million in the Textbook Division from the quarter ended September 30, 2006.

    GROSS PROFIT. Gross profit for the quarter ended September 30, 2007 increased $6.7 million, or 7.6%, to $95.1 million from $88.4 million for the quarter ended September 30, 2006. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage increased just slightly to 36.5% for the quarter ended September 30, 2007 from 36.2% for the quarter ended September 30, 2006. The increase in consolidated gross margin percentage is primarily attributable to a small increase in the Bookstore Division gross margin percentage due in part to an increase in higher-margin used textbook revenues as a percentage of total revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended September 30, 2007 increased $4.4 million, or 10.3%, to $46.8 million from $42.4 million for the quarter ended September 30, 2006. Selling, general and administrative expenses as a percentage of revenues were 18.0% and 17.4% for the quarters ended September 30, 2007 and 2006, respectively. The increase in selling, general and administrative expenses, which includes a $1.8 million increase in commission expense, a $1.1 million increase in rent, and a $0.8 million increase in shipping expense, is primarily attributable to our continued growth in the Bookstore Division (the addition of 132 bookstore locations through acquisitions or start-ups since April 1, 2006).

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses recognized during the quarter ended September 30, 2006 are attributable to costs associated with the October 27, 2006 closure of our California warehouse facility, which was announced on August 9, 2006.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended September 30, 2007 and 2006 and the corresponding change in EBITDA were as follows:

                                                                       Change
                                                              ------------------------
                                     2007           2006          Amount    Percentage
                                -------------- -------------- ------------- ----------
Bookstore Division               $ 30,767,977   $ 29,967,460   $   800,517      2.7 %
Textbook Division                  19,045,524     17,183,615     1,861,909     10.8 %
Complementary Services Division       280,572        565,154      (284,582)   (50.4)%
Corporate Administration           (1,794,153)    (2,085,794)      291,641     14.0 %
                                -------------- -------------- ------------- ----------
                                 $ 48,299,920   $ 45,630,435   $ 2,669,485      5.9 %
                                ============== ============== ============= ==========

    The increase in Bookstore Division EBITDA was primarily due to growth in the number of college bookstores owned by us. The increase in Textbook Division EBITDA was primarily due to the aforementioned increase in revenues, as well as solid control of expenses and $0.3 million of expenses incurred in the quarter ended September 30, 2006 associated with the closure of the California warehouse. The decrease in Complementary Services Division EBITDA was primarily due to revenue mix, as lower-margin revenues from the distance education and college store consulting divisions comprised 60.4% of Complementary Services revenues in the quarter ended September 30, 2007 and 49.9% of revenues in the quarter ended September 30, 2006. The decrease in Corporate Administration's EBITDA loss was primarily due to $0.4 million in corporate costs related to the acquisition of CBA incurred in the quarter ended September 30, 2006.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

                                                  Quarter Ended September 30,
                                                     2007             2006
                                                --------------  ---------------
EBITDA                                          $  48,299,920    $  45,630,435

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Share-based compensation                            233,416          249,236
  Interest income                                     483,531          458,964
  Provision for losses on receivables                   5,141            8,138
  Cash paid for interest                          (15,518,420)     (11,984,559)
  Cash (paid) refunded for income taxes              (363,684)         789,226
  Loss on disposal of assets                          179,311          169,867
  Changes in operating assets and liabilities,
  net of effect of acquisitions (1)                76,979,406       85,228,562
                                                --------------  ---------------
Net Cash Flows from Operating Activities        $ 110,298,621    $ 120,549,869
                                                ==============  ===============
Net Cash Flows from Investing Activities        $  (3,402,402)   $  (2,937,422)
                                                ==============  ===============
Net Cash Flows from Financing Activities        $ (23,073,326)   $ (35,716,743)
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

    DEPRECIATION EXPENSE. Depreciation expense for the quarter ended September 30, 2007 increased $0.4 million, or 32.2%, to $1.7 million from $1.3 million for the quarter ended September 30, 2006, due primarily to growth in the Bookstore Division.

    AMORTIZATION EXPENSE. Amortization expense for the quarter ended September 30, 2007 was relatively unchanged from the quarter ended September 30, 2006.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended September 30, 2007 increased $0.3 million, or 2.7%, to $10.2 million from $9.9 million for the quarter ended September 30, 2006, due primarily to a $0.2 million increase in original issue debt discount amortization on the Senior Discount Notes.

    INCOME TAXES. Income tax expense for the quarter ended September 30, 2007 increased $1.1 million, or 7.9%, to $14.1 million from $13.0 million for the quarter ended September 30, 2006. Our effective tax rate for the quarters ended September 30, 2007 and 2006 was 41.5% and 40.7%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2006.


     REVENUES. Revenues for the six months ended September 30, 2007 and 2006 and the corresponding change in revenues were as follows:

                                                                          Change
                                                                 --------------------------
                                      2007            2006           Amount     Percentage
                                 --------------- --------------- -------------- -----------
Bookstore Division                $ 252,874,112   $ 233,016,877   $ 19,857,235       8.5 %
Textbook Division                    85,386,495      81,708,669      3,677,826       4.5 %
Complementary Services Division      18,154,451      15,813,990      2,340,461      14.8 %
Intercompany Eliminations           (28,266,707)    (24,854,992)    (3,411,715)     13.7 %
                                 --------------- --------------- -------------- -----------
                                  $ 328,148,351   $ 305,684,544   $ 22,463,807       7.3 %
                                 =============== =============== ============== ===========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 132 bookstore locations through acquisitions or start-ups since April 1, 2006. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2006 and subsequently closed) provided an additional $14.0 million of revenue for the six months ended September 30, 2007. Same-store sales for the six months ended September 30, 2007 increased $6.4 million, or 3.7%, from the six months ended September 30, 2006, primarily due to increased used textbook and clothing and insignia wear revenues. The Company defines same-store sales for the six months ended September 30, 2007 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2007. Finally, revenues declined $0.5 million as a result of certain store closings (excluding the impact of bookstores acquired on or after April 1, 2006 which were subsequently closed) since April 1, 2006.

    For the six months ended September 30, 2007, Textbook Division revenues increased 4.5% from the six months ended September 30, 2006, due primarily to a 5.5% increase in the average price per book sold that was offset in part by a 1.5% decrease in units sold. Complementary Services Division revenues increased primarily as a result of strong results in the distance education and college store consulting divisions. As a result of our growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the six months ended September 30, 2007 increased $3.5 million in the Textbook Division from the six months ended September 30, 2006.

    GROSS PROFIT. Gross profit for the six months ended September 30, 2007 increased $8.9 million, or 7.9%, to $122.4 million from $113.5 million for the six months ended September 30, 2006. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage increased just slightly to 37.3% for the six months ended September 30, 2007 from 37.1% for the six months ended September 30, 2006. The increase in consolidated gross margin percentage is primarily attributable to a small increase in the Bookstore Division gross margin percentage due in part to an increase in higher-margin used textbook revenues as a percentage of total revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended September 30, 2007 increased $7.9 million, or 11.0%, to $79.4 million from $71.5 million for the six months ended September 30, 2006. Selling, general and administrative expenses as a percentage of revenues were 24.2% and 23.4% for the six months ended September 30, 2007 and 2006, respectively. The increase in selling, general and administrative expenses, which includes a $2.2 million increase in personnel costs, a $1.9 million increase in commission expense, a $1.5 million increase in rent, and a $1.2 million increase in shipping expense, is primarily attributable to our continued growth in the Bookstore Division (the addition of 132 bookstore locations through acquisitions or start-ups since April 1, 2006).

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses recognized during the six months ended September 30, 2006 are attributable to costs associated with the October 27, 2006 closure of our California warehouse facility, which was announced on August 9, 2006.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the six months ended September 30, 2007 and 2006 and the corresponding change in EBITDA were as follows:

                                                                       Change
                                                              ------------------------
                                     2007           2006         Amount     Percentage
                                -------------- -------------- ------------- ----------
Bookstore Division               $ 25,676,524   $ 25,383,446   $   293,078      1.2 %
Textbook Division                  24,433,923     22,463,657     1,970,266      8.8 %
Complementary Services Division       336,930      1,041,423      (704,493)   (67.6)%
Corporate Administration           (7,384,877)    (7,217,242)     (167,635)    (2.3)%
                                -------------- -------------- ------------- ----------
                                 $ 43,062,500   $ 41,671,284   $ 1,391,216      3.3 %
                                ============== ============== ============= ==========

    The increase in Bookstore Division EBITDA was primarily due to growth in the number of college bookstores owned by us. The increase in Textbook Division EBITDA was primarily due to the aforementioned increase in revenues, as well as solid control of expenses and $0.3 million of expenses incurred in the six months ended September 30, 2006 associated with the closure of the California warehouse. The decrease in Complementary Services Division EBITDA was primarily due to revenue mix, as lower-margin revenues from the distance education and college store consulting divisions comprised 54.6% of Complementary Services revenues in the six months ended September 30, 2007 and 43.3% of revenues in the six months ended September 30, 2006. Corporate Administration's EBITDA loss was relatively comparable for the six months ended September 30, 2007 and 2006.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

                                                 Six Months Ended September 30,
                                                     2007             2006
                                                ---------------  ---------------

EBITDA                                            $ 43,062,500    $  41,671,284

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Share-based compensation                             487,458          501,236
  Interest income                                      537,413          538,353
  Provision for losses on receivables                  (21,699)          59,067
  Cash paid for interest                           (15,755,266)     (15,634,822)
  Cash paid for income taxes                        (4,118,080)        (756,703)
  Loss on disposal of assets                           180,508          169,867
  Changes in operating assets and liabilities,
  net of effect of acquisitions (1)                 43,438,787       51,727,042
                                                ---------------  ---------------
Net Cash Flows from Operating Activities          $ 67,811,621    $  78,275,324
                                                ===============  ===============
Net Cash Flows from Investing Activities          $ (6,523,064)   $ (25,284,943)
                                                ===============  ===============
Net Cash Flows from Financing Activities          $   (707,475)   $   6,146,575
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

    DEPRECIATION EXPENSE. Depreciation expense for the six months ended September 30, 2007 increased $0.7 million, or 27.5%, to $3.4 million from $2.7 million for the six months ended September 30, 2006, due primarily to growth in the Bookstore Division.

    AMORTIZATION EXPENSE. Amortization expense for the six months ended September 30, 2007 increased $0.2 million, or 4.6%, to $4.9 million from $4.7 million for the six months ended September 30, 2006, due primarily to amortization of contract-managed acquisition costs associated with bookstore acquisitions occurring since April 1, 2006.

    INTEREST EXPENSE, NET. Interest expense, net for the six months ended September 30, 2007 increased $0.7 million, or 3.2%, to $20.5 million from $19.8 million for the six months ended September 30, 2006, due primarily to a $0.4 million increase in original issue debt discount amortization on the Senior Discount Notes.

    INCOME TAXES. Income tax expense for the six months ended September 30, 2007 was relatively unchanged from the six months ended September 30, 2006. Our effective tax rate for the six months ended September 30, 2007 and 2006 was 41.5% and 40.4%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to returns, bad debts, inventory valuation and obsolescence, intangible assets, rebate programs, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

    ACCRUED INCENTIVES. Our Textbook Division offers certain incentive programs to its customers which allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. The rebates can be redeemed in a number of ways, including to pay for freight charges on textbooks sold to the customer or to pay for certain of the complementary services we offer through our Complementary Services Division. The customer can also utilize the rebates to pay for the cost of textbooks sold by the Textbook Division to the customer; however, a portion of the rebates earned by the customer are forfeited if the customer chooses to utilize rebates in this manner. If the customer fails to comply with the terms of the program, rebates earned during the year are forfeited. Significant judgment is required in estimating the expected level of forfeitures on rebates earned. Although we believe that our estimates of anticipated forfeitures, which are based upon historical experience, are reasonable, actual results could differ from these estimates resulting in an ultimate redemption of rebates which differs from that which is reflected in accrued incentives in the condensed consolidated financial statements.

    INCOME TAXES. We account for income taxes by recording taxes payable or refundable for the current fiscal year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our condensed consolidated financial statements or the consolidated income tax returns. Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets, and deferred tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the consolidated income tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be different from that which is reflected in the condensed consolidated financial statements.

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

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At September 30, 2007, our total indebtedness was $450.4 million, consisting of the $196.6 million Term Loan, $175.0 million of Senior Subordinated Notes, $73.3 million of Senior Discount Notes, and $5.5 million of other indebtedness, including capital lease obligations.

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

    In July 2007, a bookstore location was relocated, the new property lease for which has been classified as a capital lease. This lease expires in fiscal year 2018 and contains two five-year options to renew. The capital lease obligation and corresponding property recorded at inception of the lease totaled $2.2 million. Principal payments total $0.1 million in each of fiscal years 2008-2010, $0.2 million in each of fiscal years 2011-2012, and $1.5 million thereafter. Amounts representing interest total $0.1 million in fiscal year 2008, $0.2 million in each of fiscal years 2009-2010, $0.1 million in each of fiscal years 2011-2012, and $0.4 million thereafter.

INVESTING CASH FLOWS

    Our capital expenditures were $3.9 million for both the six months ended September 30, 2007 and the six months ended September 30, 2006. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. The annual limitation for fiscal year 2008 is $16.1 million. We expect capital expenditures to be between $8.0 million and $10.0 million for fiscal year 2008.

    Business acquisition and contract-management renewal expenditures were $2.5 million and $21.7 million for the six months ended September 30, 2007 and 2006, respectively. During the six months ended September 30, 2007, 10 bookstore locations were acquired in 8 separate transactions (all of which were contract-managed locations). During the six months ended September 30, 2006, 114 bookstore locations were acquired in thirteen separate transactions (109 of which were contract-managed locations), including the acquisition of CBA's 101 bookstore locations for $18.8 million (net of cash acquired) on May 1, 2006. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the six months ended September 30, 2007, we capitalized $0.2 million in software development costs associated with new software products and enhancements to existing software products.

    Effective September 1, 2007, we entered into an agreement whereby we agreed to pay $1.7 million over a period of thirty-six months to a software company in return for certain rights related to that company's products that are designed to enhance web-based sales. This other identifiable intangible is being amortized on a straight-line basis over the thirty-six month base term of the agreement. The asset and corresponding liability were recorded based upon the present value of the future payments assuming an imputed interest rate of 6.7%, resulting in a discount of $0.1 million which will be recorded as interest expense over the base term of the agreement utilizing the effective interest method of accounting.

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows provided from operating activities for the six months ended September 30, 2007 were $67.8 million, down $10.5 million from $78.3 million for the six months ended September 30, 2006. The decrease in net cash flows from operating activities is due in part to a $3.4 million increase in income taxes paid during the six months ended September 30, 2007, a $2.6 million increase in bonuses accrued at year-end and paid out in the first quarter of fiscal 2008, and fluctuations in the timing of payments on accounts payable balances.

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

SOURCES OF AND NEEDS FOR CAPITAL

    As of September 30, 2007, NBC could borrow up to $67.1 million under the Revolving Credit Facility, which was unused at September 30, 2007. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

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

OFF-BALANCE SHEET ARRANGEMENTS

    As of September 30, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement becomes effective for us in fiscal year 2009. We have not yet determined if the Statement will have a material impact on our consolidated financial statements.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $450.4 million in total indebtedness outstanding at September 30, 2007, approximately $196.6 million is subject to fluctuations in the Eurodollar interest rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, NBC entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement at September 30, 2007 was $130.0 million. The interest rate swap agreement expires on September 30, 2008.

    Certain quantitative market risk disclosures have changed since March 31, 2007 as a result of market fluctuations, movement in interest rates, a new capital lease obligation, and principal payments. The following table presents summarized market risk information (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                           September 30,     March 31,
                                                               2007            2007
                                                          --------------- ---------------
Fair Values:
  Fixed rate debt                                          $ 249,594,000   $ 247,405,000
  Variable rate debt (excluding Revolving Credit Facility)   196,623,133     197,021,472
  Interest rate swap ("in-the-money")                            586,000       1,301,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                  9.45%           9.44%
  Variable rate debt (excluding Revolving Credit Facility)         7.21%           7.39%
  Interest rate swap receive rate                                  4.74%           4.95%
  Interest rate swap pay rate                                      4.34%           4.34%


                        ITEM 4. CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

    CHANGES IN INTERNAL CONTROLS. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD LIMIT CASH FLOW AVAILABLE FOR OUR OPERATIONS AND COULD ADVERSELY AFFECT OUR ABILITY TO SERVICE OUR DEBT OR OBTAIN ADDITIONAL FINANCING. We have $450.4 million of outstanding indebtedness at September 30, 2007. The degree to which we are leveraged could have important consequences, including the following:

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



                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2007.


NBC ACQUISITION CORP.

/s/  Mark W. Oppegard
------------------------------------------------
Mark W. Oppegard
President/Chief Executive Officer,
Secretary and Director




/s/  Alan G. Siemek
------------------------------------------------
Alan G. Siemek
Vice President and Treasurer
(Principal Financial and Accounting Officer)

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