Form 10-Q
period 2007-12-31
NBC ACQUISITION CORP
filed 2008-02-14
CIK 1056756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

 TOTAL NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 14, 2008:
                                 554,094 SHARES

                            TOTAL NUMBER OF PAGES: 32

                             EXHIBIT INDEX: PAGE 32

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                                 December 31,        March 31,       December 31,
                                                                     2007              2007              2006
                                                                ---------------   ---------------   ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $  25,141,351     $  32,982,876     $  24,978,881
  Receivables, net                                                  72,198,359        54,949,070        71,290,988
  Inventories                                                      146,633,595        94,548,706       137,165,410
  Recoverable income taxes                                           6,708,589                 -         2,977,279
  Deferred income taxes                                              6,766,115         5,261,114         7,657,010
  Prepaid expenses and other assets                                  2,503,389         1,993,644         1,809,584
                                                                ---------------   ---------------   ---------------
    Total current assets                                           259,951,398       189,735,410       245,879,152

PROPERTY AND EQUIPMENT, net of depreciation & amortization          45,480,575        43,078,109        43,707,747

GOODWILL                                                           319,509,670       311,606,364       311,879,134

IDENTIFIABLE INTANGIBLES, net of amortization                      137,369,912       139,824,716       141,448,244

DEBT ISSUE COSTS, net of amortization                                6,921,782         8,456,216         8,746,390

OTHER ASSETS                                                         2,352,582         4,303,947         5,176,585
                                                                ---------------   ---------------   ---------------
                                                                 $ 771,585,919     $ 697,004,762     $ 756,837,252
                                                                ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $  34,729,174     $  28,505,138     $  40,082,324
  Accrued employee compensation and benefits                        13,160,872        14,213,001        12,210,916
  Accrued interest                                                   4,544,699           710,800         4,473,567
  Accrued incentives                                                 6,874,064         6,983,262         7,028,548
  Accrued expenses                                                   2,232,243         2,334,239         1,761,283
  Income taxes payable                                                       -         3,253,074                 -
  Deferred revenue                                                   2,134,696           898,666         2,082,808
  Current maturities of long-term debt                               2,069,498         1,957,854         1,848,468
  Current maturities of capital lease obligations                      636,239           490,815           490,847
  Revolving credit facility                                         69,300,000                 -        59,000,000
                                                                ---------------   ---------------   ---------------
    Total current liabilities                                      135,681,485        59,346,849       128,978,761

LONG-TERM DEBT, net of current maturities                          444,227,071       439,945,523       438,657,090

CAPITAL LEASE OBLIGATIONS, net of current maturities                 4,301,844         2,704,268         2,842,600

OTHER LONG-TERM LIABILITIES                                          4,975,539         2,983,350         2,840,145

DEFERRED INCOME TAXES                                               46,946,895        51,779,894        53,385,959

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
  Common stock, voting, authorized 5,000,000 shares
  of $.01 par value; issued and outstanding 554,094 shares               5,541             5,541             5,541
  Additional paid-in capital                                       111,086,918       111,028,177       111,028,177
  Note receivable from stockholder                                     (96,303)          (97,504)          (96,303)
  Retained earnings                                                 24,333,929        28,695,664        18,110,282
  Accumulated other comprehensive income                               123,000           613,000         1,085,000
                                                                ---------------   ---------------   ---------------
    Total stockholders' equity                                     135,453,085       140,244,878       130,132,697
                                                                ---------------   ---------------   ---------------
                                                                 $ 771,585,919     $ 697,004,762     $ 756,837,252
                                                                ===============   ===============   ===============

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------


                                                   Quarter Ended December 31,     Nine Months Ended December 31,
                                                       2007            2006            2007             2006
                                                 --------------- --------------- ---------------  ---------------
REVENUES, net of returns                          $  64,481,852   $  63,909,837    $392,630,203     $369,594,381

COSTS OF SALES (exclusive of depreciation
shown below)                                         37,429,939      37,207,982     243,142,723      229,399,078
                                                 --------------- --------------- ---------------  ---------------
  Gross profit                                       27,051,913      26,701,855     149,487,480      140,195,303

OPERATING EXPENSES:
  Selling, general and administrative                34,178,494      31,680,264     113,551,561      103,174,849
  Closure of California Warehouse                             -         428,041               -          755,620
  Depreciation                                        1,823,902       1,532,460       5,226,884        4,202,388
  Amortization                                        2,660,352       2,427,825       7,603,072        7,154,547
                                                 --------------- --------------- ---------------  ---------------
                                                     38,662,748      36,068,590     126,381,517      115,287,404
                                                 --------------- --------------- ---------------  ---------------

INCOME (LOSS) FROM OPERATIONS                       (11,610,835)     (9,366,735)     23,105,963       24,907,899
                                                 --------------- --------------- ---------------  ---------------
OTHER EXPENSES (INCOME):
Interest expense                                     10,550,249      10,246,641      31,360,946       30,439,694
Interest income                                        (479,835)       (504,447)     (1,017,248)      (1,042,800)
(Gain) Loss on derivative financial instrument           38,000         (43,000)        218,000          112,000
                                                 --------------- --------------- ---------------  ---------------

                                                     10,108,414       9,699,194      30,561,698       29,508,894
                                                 --------------- --------------- ---------------  ---------------

LOSS BEFORE INCOME TAXES                            (21,719,249)    (19,065,929)     (7,455,735)      (4,600,995)

INCOME TAX BENEFIT                                   (9,013,000)     (7,759,391)     (3,094,000)      (1,909,000)
                                                 --------------- --------------- ---------------  ---------------

NET LOSS                                          $ (12,706,249)  $ (11,306,538)   $ (4,361,735)    $ (2,691,995)
                                                 =============== =============== ===============  ===============

LOSS PER SHARE:
Basic                                             $      (22.93)  $      (20.41)   $      (7.87)    $      (4.86)
                                                 =============== =============== ===============  ===============
Diluted                                           $      (22.93)  $      (20.41)   $      (7.87)    $      (4.86)
                                                 =============== =============== ===============  ===============
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic                                                   554,094          554,094         554,094          554,094
                                                 =============== ================ ===============  ===============
Diluted                                                 554,094          554,094         554,094          554,094
                                                 =============== ================ ===============  ===============

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------


                                  Common Stock                    Note                    Accumulated
                               ----------------   Additional   Receivable                    Other
                                Shares             Paid-in        From        Retained   Comprehensive               Comprehensive
                                Issued   Amount    Capital     Stockholder    Earnings      Income         Total         Loss
                               -------  ------- -------------  -----------  ------------ -------------  ------------ -------------

BALANCE, April 1, 2006         554,094  $ 5,541 $ 111,028,177   $ (92,635)  $20,802,277   $ 1,414,000   $133,157,360

Interest accrued on
stockholder note                     -        -            -       (3,668)            -             -         (3,668) $         -

Net loss                             -        -            -            -    (2,691,995)            -     (2,691,995)  (2,691,995)

Other comprehensive loss,
net of taxes:

  Unrealized loss on interest
  rate swap agreement, net
  of taxes of $208,000               -        -            -            -             -      (329,000)      (329,000)    (329,000)

                               -------  ------- -------------  -----------  ------------ -------------  ------------- ------------
BALANCE, December 31, 2006     554,094  $ 5,541 $ 111,028,177   $ (96,303)  $18,110,282   $ 1,085,000   $130,132,697  $(3,020,995)
                               =======  ======= =============  ===========  ============ =============  ============= ============

BALANCE, April 1, 2007         554,094  $ 5,541 $ 111,028,177   $ (97,504)  $28,695,664   $   613,000   $140,244,878

Payment on stockholder note          -        -            -        4,869             -             -          4,869  $         -

Interest accrued on
stockholder note                     -        -            -       (3,668)            -             -         (3,668)           -

Share-based compensation
attributable to stock options        -        -       58,741            -             -             -         58,741            -

Net loss                             -        -            -            -    (4,361,735)            -     (4,361,735)  (4,361,735)

Other comprehensive loss,
net of taxes:

  Unrealized loss on interest
  rate swap agreement, net
  of taxes of $309,000               -        -            -            -             -      (490,000)      (490,000)    (490,000)

                               -------  ------- -------------  -----------  ------------ -------------  ------------- ------------
BALANCE, December 31, 2007     554,094  $ 5,541 $ 111,086,918   $ (96,303)  $24,333,929   $   123,000   $135,453,085  $(4,851,735)
                               =======  ======= =============  ===========  ============ =============  ============= ============



See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
----------------------------------------------------------------------------------------------------------------------


                                                                                        Nine Months Ended December 31,
                                                                                             2007            2006
                                                                                        --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                 $ (4,361,735)   $ (2,691,995)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Share-based compensation                                                                    795,289         754,678
  Provision for losses on receivables                                                          12,371          89,395
  Depreciation                                                                              5,226,884       4,202,388
  Amortization                                                                              9,172,506       8,603,131
  Original issue debt discount amortization                                                 5,834,095       5,253,371
  Loss on derivative financial instrument                                                     218,000         112,000
  (Gain) Loss on disposal of assets                                                           186,863         (18,700)
  Deferred income taxes                                                                    (6,029,000)     (5,656,000)
  Changes in operating assets and liabilities, net of effect of acquisitions:
    Receivables                                                                           (17,265,328)    (25,520,604)
    Inventories                                                                           (49,280,511)    (46,492,055)
    Recoverable income taxes                                                               (6,708,589)     (1,538,460)
    Prepaid expenses and other assets                                                        (509,745)        (35,434)
    Other assets                                                                              920,352        (703,933)
    Accounts payable                                                                        5,154,419      16,708,073
    Accrued employee compensation and benefits                                             (1,052,129)        615,380
    Accrued interest                                                                        3,833,899       3,786,836
    Accrued incentives                                                                       (109,198)       (530,948)
    Accrued expenses                                                                         (101,996)        653,074
    Income taxes payable                                                                   (3,253,074)       (975,434)
    Deferred revenue                                                                        1,236,030       1,368,385
    Other long-term liabilities                                                                39,851         (53,066)
                                                                                         -------------   -------------
      Net cash flows from operating activities                                            (56,040,746)    (42,069,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                      (5,571,225)     (5,415,291)
  Acquisitions, net of cash acquired                                                      (13,479,613)    (25,844,594)
  Proceeds from sale of property and equipment                                                 11,954         287,304
  Software development costs                                                                 (168,861)              -
                                                                                         -------------   -------------
      Net cash flows from investing activities                                            (19,207,745)    (30,972,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                                          -      24,000,000
  Payment of financing costs                                                                        -        (764,773)
  Principal payments on long-term debt                                                     (1,440,903)     (3,413,609)
  Principal payments on capital lease obligations                                            (457,000)       (251,841)
  Net increase in revolving credit facility                                                69,300,000      45,068,881
  Proceeds from payment on note receivable from stockholder                                     4,869               -
                                                                                         -------------   -------------
      Net cash flows from financing activities                                             67,406,966      64,638,658
                                                                                         -------------   -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (7,841,525)     (8,403,841)
CASH AND CASH EQUIVALENTS, Beginning of period                                             32,982,876      33,382,722
                                                                                         -------------   -------------
CASH AND CASH EQUIVALENTS, End of period                                                 $ 25,141,351    $ 24,978,881
                                                                                         =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                                             $ 20,123,518    $ 19,950,903
    Income taxes                                                                           12,896,663       6,260,894
  Noncash investing and financing activities:
    Property acquired through capital lease                                              $  2,200,000    $  1,079,000
    Accumulated other comprehensive income:
      Unrealized loss on interest rate swap agreement, net of income taxes                   (490,000)       (329,000)
      Deferred taxes resulting from unrealized loss on interest rate swap agreement          (309,000)       (208,000)
    Other intangible agreement to be paid over three years                                  1,585,407               -
    Contingent consideration associated with bookstore acquisition                            700,000               -

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

                                   Quarter Ended December 31,   Nine Months Ended December 31,
                                       2007          2006            2007            2006
                                   -----------   ------------   -------------    ------------
Basic Earnings Per Share:
  Weighted-average common shares
  outstanding                         554,094       554,094          554,094         554,094

Diluted Earnings Per Share:
  Weighted-average common shares
  outstanding                         554,094       554,094          554,094         554,094

  Incremental shares attributable
  to stock options                     19,440        16,307           18,000          13,961

  Stock options outstanding            80,666        75,749           80,666          75,749

    For purposes of calculating diluted earnings per share, weighted-average common shares outstanding exclude incremental shares as to include such shares would have been antidilutive for the periods presented.

3. INVENTORIES - Inventories are summarized as follows:

                                  December 31,     March 31,      December 31,
                                      2007            2007            2006
                                 --------------  --------------  --------------
Bookstore Division                $126,411,168    $ 61,297,777    $116,904,787
Textbook Division                   17,195,974      30,323,636      16,980,831
Complementary Services Division      3,026,453       2,927,293       3,279,792
                                 --------------  --------------  --------------
                                  $146,633,595    $ 94,548,706    $137,165,410
                                 ==============  ==============  ==============

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES - The following table presents the changes in the carrying amount of goodwill, by reportable segment and in total, for the periods ended December 31, 2007 and 2006. Goodwill assigned to corporate administration represents the goodwill that arose when Weston Presidio gained a controlling interest in the Company on March 4, 2004 (the "March 4, 2004 Transaction"), as all goodwill was assigned to corporate administration. As is the case with a portion of the Company's assets, such goodwill is not allocated between the Company's reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or, where applicable, a portion of a reporting unit.

                               Bookstore        Corporate
                                Division      Administration       Total
                             --------------  ---------------  ---------------
Balance, April 1, 2006        $ 23,987,967    $ 269,061,875    $ 293,049,842

Additions to goodwill:
  Bookstore acquisitions        18,829,292                -       18,829,292
                             --------------  ---------------  ---------------
Balance, December 31, 2006    $ 42,817,259    $ 269,061,875    $ 311,879,134
                             ==============  ===============  ===============

Balance, April 1, 2007        $ 42,544,489    $ 269,061,875    $ 311,606,364

Additions to goodwill:
  Bookstore acquisitions         7,903,306                -        7,903,306
                             --------------  ---------------  ---------------
Balance, December 31, 2007    $ 50,447,795    $ 269,061,875    $ 319,509,670
                             ==============  ===============  ===============

    During the nine months ended December 31, 2007, nineteen bookstore locations were acquired in thirteen separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $13.3 million, of which $7.9 million was assigned to tax-deductible goodwill, $1.9 million was assigned to covenants not to compete with amortization periods of three years, and $0.6 million was assigned to contract-managed acquisition costs with amortization periods of up to five years. Included in the total purchase price, net of cash acquired, is $0.7 million of contingent consideration associated with one of the bookstores acquired, which will be paid to the previous owner on a monthly basis and is calculated as a percentage of revenues generated by the acquired bookstore each month.

    NBC also incurred $0.6 million in contract-managed acquisition costs with amortization periods of up to ten years associated with the renewal of ten contract-managed locations during the nine months ended December 31, 2007.

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

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

                                                         December 31, 2007
                                       ----------------------------------------------------
                                            Gross                                Net
                                           Carrying         Accumulated        Carrying
                                            Amount          Amortization        Amount
                                        ----------------  ----------------  ---------------
 Customer relationships                  $ 114,830,000     $ (22,008,760)    $  92,821,240
 Developed technology                       12,348,133        (7,431,755)        4,916,378
 Covenants not to compete                    7,534,333        (3,188,226)        4,346,107
 Contract-managed acquisition costs          3,614,854        (1,057,915)        2,556,939
 Other                                       1,585,407          (176,159)        1,409,248
                                       ----------------  ----------------  ----------------
                                         $ 139,912,727     $ (33,862,815)    $ 106,049,912
                                       ================  ================  ================

                                                          March 31, 2007
                                       ----------------------------------------------------
                                            Gross                                Net
                                           Carrying         Accumulated        Carrying
                                            Amount          Amortization        Amount
                                       ----------------  ----------------  ----------------
 Customer relationships                  $ 114,830,000     $ (17,702,620)    $  97,127,380
 Developed technology                       12,179,273        (5,908,519)        6,270,754
 Covenants not to compete                    5,794,584        (2,357,767)        3,436,817
 Contract-managed acquisition costs          2,264,100          (594,335)        1,669,765
                                       ----------------  ----------------  ----------------
                                         $ 135,067,957     $ (26,563,241)    $ 108,504,716
                                       ================  ================  ================

                                                         December 31, 2006
                                       ----------------------------------------------------
                                            Gross                                Net
                                           Carrying         Accumulated        Carrying
                                            Amount          Amortization        Amount
                                       ----------------  ----------------------------------
 Customer relationships                  $ 114,830,000     $ (16,267,240)    $  98,562,760
 Developed technology                       11,473,750        (5,417,956)        6,055,794
 Covenants not to compete                    6,355,584        (2,664,734)        3,690,850
 Contract-managed acquisition costs          2,264,100          (445,260)        1,818,840
                                       ----------------  ----------------  ----------------
                                         $ 134,923,434     $ (24,795,190)    $ 110,128,244
                                       ================  ================  ================

    Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

                                                           Amortization
                                                              Expense
                                                          ---------------

        Quarter ended December 31, 2007                     $  2,660,352
        Quarter ended December 31, 2006                        2,427,825
        Nine months ended December 31, 2007                    7,603,072
        Nine months ended December 31, 2006                    7,154,547

        Estimated amortization expense for the
        fiscal years ending March 31:
          2008                                              $ 10,333,000
          2009                                                10,752,000
          2010                                                 9,926,000
          2011                                                 7,054,000
          2012                                                 6,219,000

    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000.

5. LONG-TERM DEBT - Indebtedness at December 31, 2007 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to NBC through a syndicate of lenders, consisting of a term loan (the "Term Loan") with a remaining balance of $195.6 million (includes remaining amounts due under both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and an $85.0 million revolving credit facility (the "Revolving Credit Facility"), outstanding indebtedness under which was $69.3 million at December 31, 2007; $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes") issued by NBC; $75.3 million of 11.0% senior discount notes (the "Senior Discount Notes") issued by the Company; $0.4 million of other indebtedness; and $4.9 million of capital leases. The Revolving Credit Facility expires on March 4, 2009, while the Term Loan is due March 4, 2011. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $85.0 million. The calculated borrowing base at December 31, 2007 was $85.0 million.

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

    General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                                                December 31,      March 31,      December 31,
                                                                    2007             2007            2006
                                                               ---------------  --------------- ---------------
Total indebtedness outstanding                                  $ 520,534,652    $ 445,098,460   $ 502,839,005

Term Loan subject to Eurodollar interest rate fluctuations        195,609,765      197,021,472     197,419,812

Revolving Credit Facility subject to Eurodollar interest rate
fluctuations                                                       45,000,000                -               -

Revolving Credit Facility subject to Prime rate fluctuations       24,300,000                -      59,000,000

Notional amount under swap agreement                              130,000,000      140,000,000     150,000,000

Fixed interest rate indebtedness                                  255,624,887      248,076,988     246,419,193

Variable interest rate, including applicable margin:
  Term Loan                                                             7.65%            7.88%           7.88%
  Revolving Credit Facility - Eurodollar                                7.72%                -               -
  Revolving Credit Facility - Prime                                     9.25%                -          10.00%

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

    NBC estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the Term Loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the Term Loan being hedged as of December 31, 2007. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as "interest expense".

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

    Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

                                                        December 31,    March 31,     December 31,
                                                            2007          2007           2006
                                                       -------------  -------------  -------------
Balance Sheet Components:
  Other assets - fair value of swap agreement            $  284,000    $ 1,301,000    $ 2,184,000
  Deferred income taxes                                    (110,014)      (503,975)      (846,000)
                                                       -------------  -------------  -------------
                                                         $  173,986    $   797,025    $ 1,338,000
                                                       =============  =============  =============

Portion of Agreement Subsequent to September 30, 2005
Hedge Designation:
  Increase (Decrease) in fair value of swap agreement:
    Quarter ended December 31                            $ (264,000)                  $   290,000
    Nine months ended December 31                          (799,000)                     (537,000)
    Year ended March 31, 2007                                          $(1,307,000)

Portion of Agreement Prior to September 30, 2005
Hedge Designation:
  Increase (Decrease) in fair value of swap agreement:
    Quarter ended December 31                               (38,000)                       43,000
    Nine months ended December 31                          (218,000)                     (112,000)
    Year ended March 31, 2007                                             (225,000)

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

    In re-measuring share-based compensation at the end of each reporting period, the Company accrues to the greater of (a) the minimum compensation benefits associated with the nonvested shares or (b) the estimated fair value of such shares. As of December 31, 2007, the minimum compensation benefits exceed the estimated fair value of the nonvested shares and are thus utilized as the basis for recording share-based compensation. Fair value is estimated utilizing a methodology which is consistent with the transaction-based method under the market approach described in the AICPA Audit and Accounting Practice Aid Series, VALUATION OF PRIVATELY-HELD-COMPANY EQUITY SECURITIES (the "Practice Aid"). This methodology is consistent with the approaches that have been used in all four arms-length negotiated transactions involving the Company`s common stock since 1995, including the last transaction on March 4, 2004 and includes the following steps: (a) the determination of an estimated enterprise value using a multiple of EBITDA; (b) the enterprise value is reduced by outstanding debt to derive an equity value; and (c) the equity value is then divided by outstanding common stock and common stock equivalents to arrive at an estimated equity value per share. As NBC Holdings Corp.'s common stock is not publicly traded and the nonvested shares represent a minority interest position, the estimated equity value per share is discounted for these factors to arrive at the fair value of the nonvested shares. The factors to be considered in performing a valuation as outlined in the Practice Aid, as well as the risks outlined in this Quarterly Report on Form 10-Q and other factors, impact the selection of the EBITDA multiple utilized in the aforementioned valuation methodology. As these factors and risks change, their impact on the valuation methodology is also considered. Management does not believe that the results of a contemporaneous valuation by an unrelated valuation specialist would provide more reliable evidence of valuation compared to the current methodology, given its consistent application in all four arms-length negotiated transactions involving the Company's common stock over the past twelve years. Specific information regarding nonvested stock share-based compensation is presented in the following table:


                                             Quarter Ended December 31,    Nine Months Ended December 31,
                                                2007            2006            2007            2006
                                            -------------   -------------  ---------------  --------------

Nonvested Stock:                               Minimum        Minimum         Minimum          Minimum
  Valuation methodology                     Compensation    Compensation     Compensation    Compensation

  Share-based compensation:
    Recognized:
      Value of nonvested shares                $ 166,667       $ 166,667      $   500,000     $   500,000
      Reimbursement for taxes                     82,423          86,775          236,548         254,678
                                            -------------   -------------  ---------------  --------------
        Total                                  $ 249,090       $ 253,442      $   736,548     $   754,678
                                            =============   =============  ===============  ==============
    Unrecognized:
      Value of nonvested shares                                               $ 1,833,333     $ 2,500,000
      Reimbursement for taxes                                                     926,505       1,283,437
                                                                           ---------------  --------------
        Total                                                                 $ 2,759,838     $ 3,783,437
                                                                           ===============  ==============

  Deferred tax benefit                          $ 96,492       $  98,177      $   285,321     $    32,027

  Period over which unrecognized share-based
  compensation will be realized (in years)                                            2.8             3.8

    On October 12, 2007, the Company's Board of Directors approved the grant of the remaining 4,917 options available for grant under the 2004 Stock Option Plan. The options, which have an exercise price of $205 per share, vest 25% on each of October 12, 2007, 2008, 2009 and 2010. The options expire on October 12, 2017. The fair value of such options was estimated on the date of grant under the calculated value method using a closed-form option valuation model that contained the following assumptions - expected volatility of 13.1%, no expected dividends, an expected term of four years, and a risk-free rate of 4.3%. As the stock underlying such options is not publicly traded, the expected volatility was based upon quarterly observations of the Dow Jones Global Index for Small Cap General Retailers over the four year period ended October 12, 2007. This index was selected as one which fit the industry in which the Company operates, and the volatility of that index was calculated utilizing a standard deviation formula. The expected term was an estimate of the period of time that such options granted are expected to remain outstanding after considering the vesting period and historical experience. The risk-free rate was based upon the October 12, 2007 estimated yield of a U.S. Treasury constant maturity series with a four year term. There has been no other option activity during the quarter and nine months ended December 31, 2007.

    Specific information regarding stock option share-based compensation is presented in the following table:

Stock Options:
  General information:

    Grant date calculated fair value per option                                         $   38.23

    Shares at December 31, 2007:
      Vested                                                                                1,229
      Nonvested                                                                             3,688
                                                                                     -------------
        Total                                                                               4,917
                                                                                     =============

    Unrecognized share-based compensation at December 31, 2007                          $ 129,231

    Period over which unrecognized share-based compensation will be
    realized (in years) at December 31, 2007                                                  2.8

    Information regarding options outstanding at December 31, 2007:
      Weighted-average remaining contractual term                                             9.8

    Information regarding options exercisable at December 31, 2007
      Weighted-average remaining contractual term                                             9.8

                                                                                       Nine Months
                                                                      Quarter Ended      Ended
  Financial information:                                               December 31,    December 31,
                                                                          2007            2007
                                                                      -------------   -------------
    Consolidated Statement of Operations:

      Share-based compensation                                           $ 58,741       $  58,741
      Deferred tax benefit                                                 22,755          22,755

    Other Required Disclosures:

      Total calculated value of shares vested during the period          $ 46,993       $  46,993

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

    The following table provides selected information about profit or loss on a segment basis:

                                                                              Complementary
                                                Bookstore        Textbook        Services
                                                 Division        Division        Division         Total
                                             ---------------  --------------  -------------  --------------
Quarter ended December 31, 2007:
  External customer revenues                  $  35,832,525    $ 22,685,712   $  5,963,615   $  64,481,852
  Intersegment revenues                             368,662       9,865,461      1,436,680      11,670,803
  Depreciation and amortization expense           1,934,407       1,527,009        656,216       4,117,632
  Earnings (Loss) before interest, taxes,
    depreciation and amortization (EBITDA)       (6,218,681)      5,015,072        633,847        (569,762)

Quarter ended December 31, 2006:
  External customer revenues                  $  33,524,476    $ 24,453,387   $  5,931,974   $  63,909,837
  Intersegment revenues                             368,029       9,212,128      1,110,826      10,690,983
  Depreciation and amortization expense           1,665,176       1,534,646        640,607       3,840,429
  Earnings (Loss) before interest, taxes,
    depreciation and amortization (EBITDA)       (4,794,357)      4,925,705        576,235         707,583

Nine months ended December 31, 2007:
  External customer revenues                  $ 287,874,549    $ 83,488,331   $ 21,267,323   $ 392,630,203
  Intersegment revenues                           1,200,750      34,449,337      4,287,423      39,937,510
  Depreciation and amortization expense           5,557,937       4,569,493      1,956,905      12,084,335
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)       19,457,843      29,448,995        970,777      49,877,615

Nine months ended December 31, 2006:
  External customer revenues                  $ 265,707,767    $ 85,062,261   $ 18,824,353   $ 369,594,381
  Intersegment revenues                           1,201,615      30,311,923      4,032,437      35,545,975
  Depreciation and amortization expense           4,534,868       4,559,601      1,916,222      11,010,691
  Earnings before interest, taxes,
    depreciation and amortization (EBITDA)       20,589,089      27,389,362      1,617,658      49,596,109


    The following table reconciles segment information presented above with consolidated information as presented in the Company's condensed consolidated financial statements:

                                                   Quarter Ended December 31,      Nine Months Ended December 31,
                                                    2007              2006             2007             2006
                                                ---------------  ---------------  ---------------  ---------------
Revenues:
  Total for reportable segments                  $  76,152,655    $  74,600,820    $ 432,567,713    $ 405,140,356
  Elimination of intersegment revenues             (11,670,803)     (10,690,983)     (39,937,510)     (35,545,975)
                                                ---------------  ---------------  ---------------  ---------------
    Consolidated total                           $  64,481,852    $  63,909,837    $ 392,630,203    $ 369,594,381
                                                ===============  ===============  ===============  ===============

Depreciation and Amortization Expense:
  Total for reportable segments                  $   4,117,632    $   3,840,429    $  12,084,335    $  11,010,691
  Corporate administration                             366,622          119,856          745,621          346,244
                                                ---------------  ---------------  ---------------  ---------------
    Consolidated total                           $   4,484,254    $   3,960,285    $  12,829,956    $  11,356,935
                                                ===============  ===============  ===============  ===============

Loss Before Income Taxes:
  Total EBITDA for reportable segments           $    (569,762)   $     707,583    $  49,877,615    $  49,596,109
  Corporate administrative costs,
  including interdivision profit elimination        (6,556,819)      (6,114,033)     (13,941,696)     (13,331,275)
                                                ---------------  ---------------  ---------------  ---------------
                                                    (7,126,581)      (5,406,450)      35,935,919       36,264,834
  Depreciation and amortization                     (4,484,254)      (3,960,285)     (12,829,956)     (11,356,935)
                                                ---------------  ---------------  ---------------  ---------------
    Consolidated income (loss) from operations     (11,610,835)      (9,366,735)      23,105,963       24,907,899
  Interest and other expenses, net                 (10,108,414)      (9,699,194)     (30,561,698)     (29,508,894)
                                                ---------------  ---------------  ---------------  ---------------
    Consolidated loss before income taxes        $ (21,719,249)   $ (19,065,929)   $  (7,455,735)   $  (4,600,995)
                                                ===============  ===============  ===============  ===============

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

9. ACCOUNTING PRONOUNCEMENTS - In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (revised 2007), BUSINESS COMBINATIONS and Statement of Financial Accounting Standards ("SFAS") No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. SFAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS No. 141 (revised 2007) requires that direct costs associated with an acquisition be expensed as incurred. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Included in SFAS No. 160 is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. These Statements become effective for the Company in fiscal year 2010. Management has not yet determined if SFAS No. 141 (revised 2007) will have a material impact on its consolidated financial statements. SFAS No. 160 is not expected to have a material impact on the Company's consolidated financial statements.

    In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value, thereby mitigating volatility in reported earnings caused by measuring related assets and liabilities differently. This Statement becomes effective for the Company in fiscal year 2009 and is not expected to have a material impact on its consolidated financial statements.

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


                                         Balance,     Costs Incurred                                     Balance,
                                         April 1,       and Charged         Costs                      December 31,
                                           2007         to Expense      Paid/Settled    Adjustments      2007 (1)
                                       -------------  ---------------  --------------  -------------  -------------
Liability Reconciliation:
  One-time termination benefits           $ 240,160      $       -      $ (194,017)     $        -       $ 46,143

  Costs to terminate contracts                    -              -               -               -              -

  Costs of consolidation/relocation               -              -               -               -              -
                                       -------------  ---------------  --------------  -------------  -------------
                                          $ 240,160      $       -      $ (194,017)     $        -       $ 46,143
                                       =============  ===============  ==============  =============  =============

(1) One-time termination benefits, costs to terminate a contract, and costs of consolidation/relocation are included in "accounts payable" in the condensed consolidated balance sheets until paid.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. Our Bookstore Division continues to grow its number of bookstore locations, as we acquired nine private bookstores in five separate transactions and established the start-up of one bookstore location during the quarter ended December 31, 2007. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the quarter ended December 31, 2007 increased $0.6 million, or 0.9% from the quarter ended December 31, 2006. This increase is primarily attributable to growth in the Bookstore Division, including acquisition activity and same-store sales growth of 6.2%. Revenues decreased in the Textbook Division by 3.3% as a decline in units sold more than offset price increases in the quarter. The Complementary Services Division also experienced slight growth during the quarter ended December 31, 2007, primarily as a result of increased revenues from our distance education business. Finally, as a result of our growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the quarter ended December 31, 2007 increased from the quarter ended December 31, 2006.

    EBITDA RESULTS. Consolidated EBITDA for the quarter ended December 31, 2007 decreased $1.7 million from the quarter ended December 31, 2006. The EBITDA decrease is primarily attributable to the Bookstore Division. The quarter ended December 31 is traditionally a lower-revenue quarter for the Bookstore Division due to the seasonal nature of its operations. As a result, the growing number of bookstore locations has a negative impact on EBITDA in lower-revenue quarters due to increased expenses. Despite the decrease in revenues for the quarter noted above for our Textbook Division, its EBITDA was up slightly for the quarter due primarily to decreases in selling, general and administrative expenses. EBITDA in the Complementary Services Division was also up slightly due primarily to improved results at our distance education and supplies businesses. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.

CHALLENGES AND EXPECTATIONS

    We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past. We have experienced, and continue to experience, increasing competition for the supply of used textbooks from other textbook wholesalers and from student to student transactions, increasing competition from alternative media and alternative sources of textbooks for students, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Finally, we are uncertain what impact the recent downturn in general economic conditions and the current disruption in the capital markets might have on negotiations around our Revolving Credit Facility, which expires on March 4, 2009. Despite these challenges, we expect that we will continue to grow revenue and EBITDA on a consolidated basis in fiscal year 2008. We also expect that our capital expenditures will remain modest for a company of our size.

 QUARTER ENDED DECEMBER 31, 2007 COMPARED WITH QUARTER ENDED DECEMBER 31, 2006.


     REVENUES. Revenues for the quarters ended December 31, 2007 and 2006 and the corresponding change in revenues were as follows:

                                                                            Change
                                                                  --------------------------
                                       2007           2006            Amount     Percentage
                                  --------------  --------------  -------------  -----------
Bookstore Division                 $ 36,201,187    $ 33,892,505    $ 2,308,682        6.8 %
Textbook Division                    32,551,173      33,665,515     (1,114,342)      (3.3)%
Complementary Services Division       7,400,295       7,042,800        357,495        5.1 %
Intercompany Eliminations           (11,670,803)    (10,690,983)      (979,820)       9.2 %
                                  --------------  --------------  -------------  -----------
                                   $ 64,481,852    $ 63,909,837    $   572,015        0.9 %
                                  ==============  ==============  =============  ===========

    The increase in Bookstore Division revenues was primarily attributable to improved same store sales and the addition of 142 bookstore locations through acquisitions or start-ups since April 1, 2006. Same-store sales for the quarter ended December 31, 2007 increased $1.5 million, or 6.2%, from the quarter ended December 31, 2006, primarily due to increased used textbook and clothing and insignia wear revenues. The Company defines same-store sales for the quarter ended December 31, 2007 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2007. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2006 and subsequently closed) provided an additional $0.8 million of revenue for the quarter ended December 31, 2007.

    For the quarter ended December 31, 2007, Textbook Division revenues decreased 3.3% from the quarter ended December 31, 2006, due primarily to an approximate 8.5% decrease in units sold that was partly offset by an approximate 5.3% increase in the average price per book sold. Complementary Services Division revenues increased primarily as a result of strong results in the distance education business. As a result of our growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the quarter ended December 31, 2007 increased $0.7 million in the Textbook Division from the quarter ended December 31, 2006.

    GROSS PROFIT. Gross profit for the quarter ended December 31, 2007 increased $0.4 million, or 1.3%, to $27.1 million from $26.7 million for the quarter ended December 31, 2006. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage increased slightly to 42.0% for the quarter ended December 31, 2007 from 41.8% for the quarter ended December 31, 2006.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended December 31, 2007 increased $2.5 million, or 7.9%, to $34.2 million from $31.7 million for the quarter ended December 31, 2006. Selling, general and administrative expenses as a percentage of revenues were 53.0% and 49.6% for the quarters ended December 31, 2007 and 2006, respectively. The increase in selling, general and administrative expenses, which includes a $0.7 million increase in personnel costs, a $0.5 million increase in commission expense, a $0.4 million increase in rent, and a $0.2 million increase in shipping expense, is primarily attributable to our continued growth in the Bookstore Division. The increased commission and shipping expenses were primarily due to increased Bookstore Division sales on the Internet involving third party websites.

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses recognized during the quarter ended December 31, 2006 are attributable to costs associated with the October 27, 2006 closure of our California warehouse facility, which was announced on August 9, 2006.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the quarters ended December 31, 2007 and 2006 and the corresponding change in EBITDA were as follows:

                                                                          Change
                                                                -------------------------
                                      2007           2006           Amount     Percentage
                                  -------------  -------------  -------------  ----------
Bookstore Division                 $(6,218,681)   $(4,794,357)   $(1,424,324)    (29.7)%
Textbook Division                    5,015,072      4,925,705         89,367       1.8 %
Complementary Services Division        633,847        576,235         57,612      10.0 %
Corporate Administration            (6,556,819)    (6,114,033)      (442,786)     (7.2)%
                                  -------------  -------------  -------------  ----------
                                   $(7,126,581)   $(5,406,450)   $(1,720,131)    (31.8)%
                                  =============  =============  =============  ==========

    The decrease in Bookstore Division EBITDA was primarily due to growth in the number of college bookstores owned by us. The quarter ended December 31 is traditionally a lower-revenue quarter for the Bookstore Division due to the seasonal nature of its operations. As a result, the growing number of bookstore locations has a negative impact on EBITDA in lower-revenue quarters due to increased expenses. The increase in Textbook Division EBITDA was primarily due to the impact of decreased revenues being offset by $0.4 million of expenses incurred in the quarter ended December 31, 2006 associated with the closure of the California warehouse. EBITDA in the Complementary Services Division was also up slightly due primarily to improved results at our distance education and supplies businesses. The increase in Corporate Administration's EBITDA loss was primarily due to increased selling, general and administrative expenses associated with our continued growth.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

                                                      Quarter Ended December 31,
                                                        2007             2006
                                                  ---------------  ----------------

 EBITDA                                            $  (7,126,581)   $   (5,406,450)

 Adjustments to reconcile EBITDA to net cash flows from operating activities:

   Share-based compensation                              307,831           253,442
   Interest income                                       479,835           504,447
   Provision for losses on receivables                    34,070            30,328
   Cash paid for interest                             (4,368,252)       (4,316,081)
   Cash paid for income taxes                         (8,778,583)       (5,504,191)
   (Gain) Loss on disposal of assets                       6,355          (188,567)
   Changes in operating assets and liabilities,
   net of effect of acquisitions (1)                (104,407,042)     (105,718,170)
                                                  ---------------  ----------------
 Net Cash Flows from Operating Activities          $(123,852,367)   $ (120,345,242)
                                                  ===============  ================
 Net Cash Flows from Investing Activities          $ (12,684,681)   $   (5,687,638)
                                                  ===============  ================
 Net Cash Flows from Financing Activities          $  68,114,441    $   58,492,083
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

    DEPRECIATION EXPENSE. Depreciation expense for the quarter ended December 31, 2007 increased $0.3 million, or 19.0%, to $1.8 million from $1.5 million for the quarter ended December 31, 2006, due primarily to growth in the Bookstore Division.

    AMORTIZATION EXPENSE. Amortization expense for the quarter ended December 31, 2007 was relatively unchanged from the quarter ended December 31, 2006.

    INTEREST EXPENSE, NET. Interest expense, net for the quarter ended December 31, 2007 increased $0.4 million, or 4.2%, to $10.1 million from $9.7 million for the quarter ended December 31, 2006, due in part to a $0.2 million increase in original issue debt discount amortization on the Senior Discount Notes.

    INCOME TAXES. Income tax benefit for the quarter ended December 31, 2007 increased $1.2 million, or 16.2%, to $9.0 million from $7.8 million for the quarter ended December 31, 2006. Our effective tax rate for the quarters ended December 31, 2007 and 2006 was 41.5% and 40.7%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

     NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED WITH NINE MONTHS ENDED
                               DECEMBER 31, 2006.


    REVENUES.  Revenues for the nine months ended December 31, 2007 and 2006 and the corresponding change in revenues were as follows:

                                                                               Change
                                                                    ---------------------------
                                       2007             2006            Amount      Percentage
                                  ---------------  ---------------  --------------  -----------
Bookstore Division                 $ 289,075,299    $ 266,909,382    $ 22,165,917        8.3 %
Textbook Division                    117,937,668      115,374,184       2,563,484        2.2 %
Complementary Services Division       25,554,746       22,856,790       2,697,956       11.8 %
Intercompany Eliminations            (39,937,510)     (35,545,975)     (4,391,535)      12.4 %
                                  ---------------  ---------------  --------------  -----------
                                   $ 392,630,203    $ 369,594,381    $ 23,035,822        6.2 %
                                  ===============  ===============  ==============  ===========

    The increase in Bookstore Division revenues was primarily attributable to the addition of 142 bookstore locations through acquisitions or start-ups since April 1, 2006 and improved same store sales. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2006 and subsequently closed) provided an additional $14.8 million of revenue for the nine months ended December 31, 2007. Same-store sales for the nine months ended December 31, 2007 increased $7.9 million, or 4.0%, from the nine months ended December 31, 2006, primarily due to increased used textbook and clothing and insignia wear revenues. The Company defines same-store sales for the nine months ended December 31, 2007 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2007. Finally, revenues declined $0.5 million as a result of certain store closings (excluding the impact of bookstores acquired on or after April 1, 2006 which were subsequently closed) since April 1, 2006.

    For the nine months ended December 31, 2007, Textbook Division revenues increased 2.2% from the nine months ended December 31, 2006, due primarily to an approximate 5.5% increase in the average price per book sold that was offset in part by an approximate 3.6% decrease in units sold. Complementary Services Division revenues increased primarily as a result of strong results in the distance education business. As a result of our growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the nine months ended December 31, 2007 increased $4.1 million in the Textbook Division from the nine months ended December 31, 2006.

    GROSS PROFIT. Gross profit for the nine months ended December 31, 2007 increased $9.3 million, or 6.6%, to $149.5 million from $140.2 million for the nine months ended December 31, 2006. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage increased slightly to 38.1% for the nine months ended December 31, 2007 from 37.9% for the nine months ended December 31, 2006. The increase in consolidated gross margin percentage is primarily attributable to a small increase in the Bookstore Division gross margin percentage due in part to an increase in higher-margin used textbook revenues as a percentage of total revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended December 31, 2007 increased $10.4 million, or 10.1%, to $113.6 million from $103.2 million for the nine months ended December 31, 2006. Selling, general and administrative expenses as a percentage of revenues were 28.9% and 27.9% for the nine months ended December 31, 2007 and 2006, respectively. The increase in selling, general and administrative expenses, which includes a $2.8 million increase in personnel costs, a $2.4 million increase in commission expense, a $1.9 million increase in rent, and a $1.4 million increase in shipping expense, is primarily attributable to our continued growth in the Bookstore Division. The increased commission and shipping expenses were primarily due to increased Bookstore Division sales on the Internet involving third party websites.

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses recognized during the nine months ended December 31, 2006 are attributable to costs associated with the October 27, 2006 closure of our California warehouse facility, which was announced on August 9, 2006.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the nine months ended December 31, 2007 and 2006 and the corresponding change in EBITDA were as follows:

                                                                             Change
                                                                  --------------------------
                                       2007            2006          Amount       Percentage
                                   --------------  -------------- --------------  ----------
Bookstore Division                  $ 19,457,843    $ 20,589,089   $ (1,131,246)      (5.5)%
Textbook Division                     29,448,995      27,389,362      2,059,633        7.5 %
Complementary Services Division          970,777       1,617,658       (646,881)     (40.0)%
Corporate Administration             (13,941,696)    (13,331,275)      (610,421)      (4.6)%
                                   --------------  -------------- --------------  ----------
                                    $ 35,935,919    $ 36,264,834   $   (328,915)      (0.9)%
                                   ==============  ============== ==============  ==========

    The decrease in Bookstore Division EBITDA was primarily due to the aforementioned increase in selling, general and administrative expenses driven by growth in this division. The increase in Textbook Division EBITDA was primarily due to the aforementioned increase in revenues, as well as solid control of expenses and $0.8 million of expenses incurred in the nine months ended December 31, 2006 associated with the closure of the California warehouse. The decrease in Complementary Services Division EBITDA was primarily due to revenue mix, as lower-margin revenues from the distance education business comprised 41.6% of Complementary Services revenues in the nine months ended December 31, 2007 and 34.1% of revenues in the nine months ended December 31, 2006. Corporate Administration's increased EBITDA loss was primarily attributable to the impact of the interdivision profit elimination for textbooks sold by the Textbook Division to the Bookstore Division which remained in inventory at the end of the period.

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

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

                                                 Nine Months Ended December 31,
                                                     2007              2006
                                                ---------------  ---------------

 EBITDA                                          $  35,935,919    $  36,264,834

 Adjustments to reconcile EBITDA to net cash flows from operating activities:

   Share-based compensation                            795,289          754,678
   Interest income                                   1,017,248        1,042,800
   Provision for losses on receivables                  12,371           89,395
   Cash paid for interest                          (20,123,518)     (19,950,903)
   Cash paid for income taxes                      (12,896,663)      (6,260,894)
   (Gain) Loss on disposal of assets                   186,863          (18,700)
   Changes in operating assets and liabilities,
   net of effect of acquisitions (1)               (60,968,255)     (53,991,128)
                                                ---------------  ---------------
 Net Cash Flows from Operating Activities        $ (56,040,746)   $ (42,069,918)
                                                ===============  ===============
 Net Cash Flows from Investing Activities        $ (19,207,745)   $ (30,972,581)
                                                ===============  ===============
 Net Cash Flows from Financing Activities        $  67,406,966    $  64,638,658
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

    DEPRECIATION EXPENSE. Depreciation expense for the nine months ended December 31, 2007 increased $1.0 million, or 24.4%, to $5.2 million from $4.2 million for the nine months ended December 31, 2006, due primarily to growth in the Bookstore Division.

    AMORTIZATION EXPENSE. Amortization expense for the nine months ended December 31, 2007 increased $0.4 million, or 6.3%, to $7.6 million from $7.2 million for the nine months ended December 31, 2006, due in part to a $0.2 million increase in amortization of contract-managed acquisition costs primarily associated with bookstore acquisitions occurring since April 1, 2006 and a $0.1 million increase in amortization of software development costs attributable primarily to costs capitalized since April 1, 2006.

    INTEREST EXPENSE, NET. Interest expense, net for the nine months ended December 31, 2007 increased $1.1 million, or 3.6%, to $30.6 million from $29.5 million for the nine months ended December 31, 2006, due in part to a $0.6 million increase in original issue debt discount amortization on the Senior Discount Notes.

    INCOME TAXES. Income tax benefit for the nine months ended December 31, 2007 increased $1.2 million, or 62.1%, to $3.1 million from $1.9 million for the nine months ended December 31, 2006. Our effective tax rate for both the nine months ended December 31, 2007 and 2006 was 41.5%. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

    Effective March 30, 2007, certain amendments were made to the Credit Agreement to, among other things, increase the Revolving Credit Facility from $65.0 million to $85.0 million and modify the definition of EBITDA to exclude certain one-time charges recorded in fiscal year 2007 for purposes of the debt covenant calculations. The additional availability of borrowings under the Revolving Credit Facility allows us to continue to pursue opportunities to expand our chain of bookstores across the country.

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

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At December 31, 2007, our total indebtedness was $520.5 million, consisting of the $195.6 million Term Loan, $175.0 million of Senior Subordinated Notes, $75.3 million of Senior Discount Notes, $69.3 million of outstanding indebtedness under the Revolving Credit Facility, and $5.3 million of other indebtedness, including capital lease obligations.

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

INVESTING CASH FLOWS

    Our capital expenditures were $5.6 million and $5.4 million for the nine months ended December 31, 2007 and 2006, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. The annual limitation for fiscal year 2008 is $16.1 million. We expect capital expenditures to be between $8.0 million and $10.0 million for fiscal year 2008.

    Business acquisition and contract-management renewal expenditures were $13.5 million and $25.8 million for the nine months ended December 31, 2007 and 2006, respectively. During the nine months ended December 31, 2007, 19 bookstore locations were acquired in thirteen separate transactions (10 of which were contract-managed locations). During the nine months ended December 31, 2006, 117 bookstore locations were acquired in sixteen separate transactions (109 of which were contract-managed locations), including the acquisition of CBA's 101 bookstore locations for $18.8 million (net of cash acquired) on May 1, 2006. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the nine months ended December 31, 2007, we capitalized $0.2 million in software development costs associated with new software products and enhancements to existing software products.

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

    In addition to the aforementioned business acquisition and contract-management renewal expenditures, the purchase price of one of the bookstores acquired during the nine months ended December 31, 2007 included $0.7 million of contingent consideration, which will be paid to the previous owner on a monthly basis and is calculated as a percentage of revenues generated by the acquired bookstore each month.

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used in operating activities for the nine months ended December 31, 2007 were $56.0 million, up $13.9 million from $42.1 million for the nine months ended December 31, 2006. The decrease in net cash flows from operating activities is due primarily to a $6.6 million increase in income taxes paid during the nine months ended December 31, 2007, a $2.6 million increase in bonuses accrued at year-end and paid out in the first quarter of fiscal 2008, and fluctuations in the timing of payments on accounts payable balances. These items which decreased net cash flows from operating activities were partially offset by fluctuations in accounts receivable balances, due in large part to the impact of CBA (acquired on May 1, 2006).

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

SOURCES OF AND NEEDS FOR CAPITAL

    As of December 31, 2007, NBC could borrow up to $85.0 million under the Revolving Credit Facility, outstanding indebtedness under which was $69.3 million at December 31, 2007. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.

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

OFF-BALANCE SHEET ARRANGEMENTS

    As of December 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ACCOUNTING STANDARDS NOT YET ADOPTED

    In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (revised 2007), BUSINESS COMBINATIONS and Statement of Financial Accounting Standards ("SFAS") No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. SFAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS No. 141 (revised 2007) requires that direct costs associated with an acquisition be expensed as incurred. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Included in SFAS No. 160 is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. These Statements become effective for us in fiscal year 2010. We have not yet determined if SFAS No. 141 (revised 2007) will have a material impact on our consolidated financial statements. SFAS No. 160 is not expected to have a material impact on our consolidated financial statements.

    In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES INCLUDING AN AMENDMENT OF FASB STATEMENT NO.
115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value, thereby mitigating volatility in reported earnings caused by measuring related assets and liabilities differently. This Statement becomes effective for us in fiscal year 2009 and is not expected to have a material impact on our consolidated financial statements.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future results of operations, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: increased competition from other companies that target our markets and from alternative media and alternative sources of textbooks for students; digital or other educational content sold directly to students; increased competition for the purchase and sale of used textbooks from student to student transactions; our inability to successfully acquire or contract-manage additional bookstores or to integrate those additional stores; our inability to cost-effectively maintain or increase the number of contract-managed stores; our inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in publisher activities related to new editions and materials packaged with new textbooks; the loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or our inability to raise additional debt or equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in our Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $520.5 million in total indebtedness outstanding at December 31, 2007, approximately $240.6 million is subject to fluctuations in the Eurodollar interest rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, NBC entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement at December 31, 2007 was $130.0 million. The interest rate swap agreement expires on September 30, 2008.

    Certain quantitative market risk disclosures have changed since March 31, 2007 as a result of market fluctuations, movement in interest rates, a new capital lease obligation, and principal payments. The following table presents summarized market risk information (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

                                                               December 31,      March 31,
                                                                  2007            2007
                                                             --------------- ----------------
Fair Values:
  Fixed rate debt                                             $ 241,511,000    $ 247,405,000
  Variable rate debt (excluding Revolving Credit Facility)      195,609,765      197,021,472
  Interest rate swap ("in-the-money")                               284,000        1,301,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                                     9.45%            9.44%
  Variable rate debt (excluding Revolving Credit Facility)            6.47%            7.39%
  Interest rate swap receive rate                                     4.18%            4.95%
  Interest rate swap pay rate                                         4.34%            4.34%


                        ITEM 4. CONTROLS AND PROCEDURES.

    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

    CHANGES IN INTERNAL CONTROLS. Except for changes made in preparation for our first management report on internal control over financial reporting that will be included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                              ITEM 1A. RISK FACTORS

    There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.


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



                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2008.


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