Form 10-K
period 2008-03-31
NBC ACQUISITION CORP
filed 2008-06-30
CIK 1056756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2008

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _________to__________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] NO [X ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ] NON-ACCELERATED FILER [X] Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] NO [X]

    Market value of the registrant's voting stock held by non-affiliates of the registrant - NOT APPLICABLE AS REGISTRANT'S STOCK IS NOT PUBLICLY TRADED.

    THERE WERE 554,094 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 26, 2008.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           Total Number of Pages: 103

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

PART II:

Item 5       Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities................16
Item 6       Selected Financial Data..........................................16
Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................19
Item 7A      Quantitative and Qualitative Disclosures about Market Risk.......33
Item 8       Financial Statements and Supplementary Data......................35
Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................63
Item 9A      Controls and Procedures..........................................63
Item 9B      Other Information................................................63

PART III:

Item 10      Directors, Executive Officers, and Corporate Governance..........64
Item 11      Executive Compensation...........................................65
Item 12      Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters.......................74
Item 13      Certain Relationships and Related Transactions, and
             Director Independence............................................75
Item 14      Principal Accounting Fees and Services...........................75

PART IV:

Item 15      Exhibits, Financial Statement Schedules..........................77
Signatures....................................................................87
Supplemental Information to be Furnished......................................87
Financial Statement Schedule I - Condensed Financial Information
(Parent Company Only).........................................................88
Financial Statement Schedule II - Valuation and Qualifying Accounts...........93
Exhibit Index.................................................................94

                                     PART I.

                                ITEM 1. BUSINESS.

    References in this Annual Report on Form 10-K to the "Company" refer to NBC Acquisition Corp., to "NBC" refer to Nebraska Book Company, Inc., a wholly owned subsidiary of the Company, and to "we," "our," "ours," and "us" refer collectively to the Company and its subsidiaries, including NBC, except where otherwise indicated.

    The Company was formed for the purpose of acquiring all of the outstanding capital stock of NBC, effective September 1, 1995. The Company does not conduct significant activities apart from its investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC.

    On March 4, 2004, Weston Presidio (Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P.) gained a controlling interest in the Company through (i) the formation of two new corporations, NBC Holdings Corp. and New NBC Acquisition Corp.; (ii) a $28.2 million equity investment by Weston Presidio in NBC Holdings Corp., funds for which were ultimately paid to the Company in the form of a capital contribution; (iii) Weston Presidio's purchase of 36,455 shares of the Company's common stock directly from its holders; (iv) the cancellation of 870,285 shares of the Company's common stock upon payment by the Company of merger consideration of $180.4 million to the shareholders of record for such shares; (v) the exchange of 397,711 shares of the Company's common stock for 512,799 shares of New NBC Acquisition Corp. capital stock in the merger of the two entities with the Company as the surviving entity; and (vi) the exchange of 512,799 shares of the Company's common stock by Weston Presidio and current and former members of NBC management for a like number of shares of NBC Holdings Corp. capital stock. Payment of the $180.4 million of merger consideration was funded through proceeds from the $28.2 million capital contribution, available cash, and proceeds from $405.0 million in new debt financing, of which $261.0 million was used to retire certain debt instruments outstanding at March 4, 2004 or to place funds in escrow for untendered debt instruments called for redemption on March 4, 2004 and redeemed on April 3, 2004. For ease of presentation, financial information presented in the Annual Report on Form 10-K reflects this transaction as if it had occurred on March 1, 2004. We have determined that no material transactions occurred during the period from March 1, 2004 through March 4, 2004. As a result of this transaction, financial information for periods ending prior to March 1, 2004 is presented as the "Predecessor," while financial information for periods after March 1, 2004 is presented as the "Successor." Throughout this Annual Report, we generally refer to all of the steps comprising this transaction as the "March 4, 2004 Transaction."

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

GENERAL

    As of March 31, 2008, we operated 260 bookstores on or adjacent to college campuses through which we sell a variety of new and used textbooks and general merchandise. In addition, we are one of the largest wholesale distributors of used college textbooks in North America, offering over 108,000 textbook titles and selling more than 6.8 million books annually, primarily to campuses located in the United States. We are also a leading provider of distance education materials to students in nontraditional courses, which include correspondence and corporate education courses. Furthermore, we provide the college bookstore industry with a variety of services including proprietary information and e-commerce systems, in-store promotions, buying programs, and consulting services. With origins dating to 1915 as a single bookstore operation, we have built a consistent reputation for excellence in order fulfillment, shipping performance and customer service.

    We entered the wholesale used textbook market following World War II, when the supply of new textbooks could not meet the demand created by the return of ex-GI students. In 1964, we became a national, rather than regional, wholesaler of used textbooks as a result of our purchase of The College Book Company of California. During the 1970's, we continued our focus on the wholesale business. However, realizing the synergies that exist between wholesale operations and college bookstore operations, in the 1980's, we expanded our efforts in the college bookstore market to primarily operate bookstores on or near larger campuses, typically where the institution-owned college bookstore was contract-managed by a competitor or where we did not have a significant wholesale presence. In the last several fiscal years, we have revised our college bookstore strategy to expand our efforts in the contract-management of institutional bookstores. Today, we service the college bookstore industry through our Bookstore, Textbook, and Complementary Services Divisions.

    BOOKSTORE DIVISION. College bookstores are a primary outlet for sales of new and used textbooks to students. In addition, we sell a variety of other merchandise including apparel, general books, sundries, and gift items. As of March 31, 2008, we operated 260 college bookstores on or adjacent to college campuses. Of these 260 bookstores, 131 were leased from the educational institution that they served (also referred to as contract-managed). On May 1, 2006, we acquired 101 college bookstore locations, 98 of which were contract-managed, through the acquisition of all of the outstanding stock of College Book Stores of America, Inc. ("CBA"). CBA began providing contract-management services to small to medium-sized colleges and universities nationwide in 1984.

    Our college bookstores are located at college campuses of all sizes, including some of the nation's largest campuses, such as: Miami-Dade College; Arizona State University; Ohio State University; University of Florida; Michigan State University; Texas A&M University; University of Central Florida; Pennsylvania State University; University of Michigan; Florida State University; and University of Arizona. In addition to generating profits, our Bookstore Division provides an exclusive source of used textbooks for sale across our wholesale distribution network.

    TEXTBOOK DIVISION. We are one of the largest wholesale distributors of used college textbooks in North America. Our Textbook Division consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. We purchase used textbooks from and resell them to college bookstores at college campuses of all sizes, including many of the nation's largest campuses, such as: University of Minnesota; University of Texas; University of Illinois; University of Washington; University of Southern California; and San Diego State University. Historically, Textbook Division sales have been determined primarily by the amount of used textbooks that we could purchase. This occurs because the demand for used textbooks has consistently outpaced supply. Our strong relationships with the management of college bookstores nationwide have provided important access to valuable market information regarding the campus-by-campus supply and demand of textbooks, as well as an ability to procure large quantities of a wide variety of textbooks. We provide an internally-developed BUYER'S GUIDE to our Textbook Division customers. This guide lists details such as author, new copy retail price, and our repurchase price for over 52,000 textbook titles.

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

    Other services offered to college bookstores include the sale of computer hardware and software, such as our turnkey bookstore management software, and related maintenance contracts. We have installed our proprietary total store management system at approximately 900 college bookstore locations, and we have an installed base of approximately 100 college bookstore locations for our textbook management control systems. In total, including our own bookstores, almost 1,000 college bookstore locations use our software products.

    On July 1, 2003, we acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. ("CampusHub"), an entity affiliated with us through common ownership. CampusHub is no longer separately incorporated and is instead accounted for as a division within our Complementary Services Division segment. CampusHub provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us. Over 480 stores license this technology from us.

    In January 1998, we acquired Connect 2 One (formerly Collegiate Stores Corporation), a centralized buying service for over 750 college bookstores across the United States. Through the enhanced purchasing power of such a large group of bookstores, participating bookstores are able to purchase certain general merchandise at lower prices than those that would be paid by the stores individually. Bookstores participating in Connect 2 One's ("C2O") programs also provide us with another potential source of used textbooks.

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

    CAPITALIZE ON COLLEGE BOOKSTORE OPPORTUNITIES. We intend to increase revenues for our Bookstore Division by acquiring, opening or contract-managing additional bookstores at selected college campuses and offering additional specialty products and services at our existing bookstores. In addition to ongoing efforts to drive in-store revenue growth, we also intend to continue to pursue revenue growth over the Internet involving third-party websites.

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

    EXPANSION OF OTHER SERVICES PROGRAMS. We intend to continue to develop and provide other services that enhance the college bookstore business, such as distance education distribution, our centralized buying group, store design consulting and other technology-related programs.

INDUSTRY OVERVIEW

    Based on recent industry trade data from the National Association of College Stores, the college bookstore industry remains strong, with approximately 4,500 college stores generating annual sales of approximately $9.8 billion to college students and other consumers in the United States. Sales of textbooks and other education materials used for classroom instruction comprise over fifty percent of that amount. We expect this market will continue to grow as a result of anticipated increases in enrollment at U.S. colleges attributable to the children of the baby boom generation entering the college population.

    COLLEGE BOOKSTORE MARKET. College stores generally fall into three categories: (i) INSTITUTIONAL -- stores that are primarily owned and operated by institutions of higher learning; (ii) CONTRACT-MANAGED -- stores owned by institutions of higher learning and managed by outside, private companies, typically found on-campus; and (iii) INDEPENDENT STORES -- privately owned and operated stores, generally located off campus.

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

    New textbook ordering usually begins in June (for the fall semester), at which time the store operator augments its expected used book supply by ordering new books. By this time, publishers typically will have just implemented their annual price increases. These regular price increases allow us and our competitors to buy used textbooks based on old list prices (in May) and to almost simultaneously sell them based on new higher prices, thereby creating an immediate margin increase.

    While price is an important factor in the store operator's purchasing decision, available supply, as well as service, usually determine with which used textbook wholesaler a college bookstore will develop a strong relationship. Used textbook wholesalers that are able to significantly service a college bookstore account typically receive preferential treatment from store operators, both in selling and in buying used textbooks. Pure exclusive supply arrangements in our market are rare. However, in the past nine to ten fiscal years, we have been marketing our exclusive supply program to the industry. This program had over 280 participating bookstores at the end of fiscal year 2008. We also introduced the NBC Advantage program in fiscal year 2001. This program rewards customers who make a long-term commitment to supplying us with a large portion of their books. At the end of fiscal year 2008, over 580 bookstores were participating in this program, approximately 270 of which were also participating in the exclusive program. Since we are usually able to sell a substantial majority of the used textbooks we are able to purchase, our ability to obtain sufficient supply is a critical factor in our success.

PRODUCTS AND SERVICES

    BOOKSTORE DIVISION. As of March 31, 2008, we operated 260 college bookstores on or adjacent to college campuses. These bookstores sell a wide variety of used and new textbooks, general books and assorted general merchandise, including apparel, sundries and gift items. Over the past three fiscal years, external customer revenues (revenues excluding intercompany revenues) of our bookstores from activities other than used and new textbook sales have been between 17.2% and 18.7% of total revenues. We have been, and intend to continue, selectively expanding our product offerings at our bookstores in order to increase sales and profitability. We have also installed software providing e-commerce capabilities in all of our own bookstores, thereby allowing our bookstores to further expand product offerings and compete with other online textbook sellers.

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

    We publish the BUYER'S GUIDE, which lists over 52,000 textbooks according to author, title, new copy retail price, and our repurchase price. The BUYER'S GUIDE is an important part of our inventory control and book procurement system. We update and reprint the BUYER'S GUIDE nine times each year and make it available in both print and various electronic formats, including on our proprietary software applications. A staff of dedicated professionals gathers information from all over the country in order to make the BUYER'S GUIDE into what we believe to be the most comprehensive and up-to-date pricing and buying aid for college bookstores. We also maintain a database of over 174,000 titles in order to better serve our customers.

    COMPLEMENTARY SERVICES DIVISION. Through Specialty Books, we have access to the market for distance education products and services. Currently, we provide students at approximately 30 colleges and private high schools with textbooks and materials for use in distance education and other education courses, and we are a leading provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. We believe the fragmented distance education market represents an opportunity for us to leverage our fulfillment and distribution expertise in a rapidly growing sector. Beyond textbooks, we offer services and specialty course materials to distance education students including videotape duplication and shipping; shipping of specialty, non-textbook course materials; and a sales and ordering function. Students can order education materials from us over the Internet. Over the past three fiscal years, external customer revenues of Specialty Books have been between 44.4% and 50.2% of total Complementary Services Division revenues.

    Other services offered to college bookstores include services related to our turnkey bookstore management software, the sale of other software and hardware, and the related maintenance contracts. These services generate revenue and assist us in gaining access to new sources of used textbooks. We have installed our proprietary total store management system at approximately 900 college bookstore locations, and we have an installed base of approximately 100 college bookstore locations for our textbook management control systems. In total, including our own bookstores, almost 1,000 college bookstore locations use our software products. In addition, we have developed software for e-commerce capabilities. These software products allow college bookstores to launch their own e-commerce site and effectively compete against other online textbook sellers by offering textbooks and both traditional and non-traditional store merchandise online. Presently, there are over 480 stores licensing our e-commerce technology via CampusHub. We also offer a digital delivery solution which allows a college bookstore to offer students the option of purchasing E-books via download in addition to new and used textbooks. On April 14, 2008, we announced an agreement with CourseSmart, a comprehensive supplier of digital course materials, which establishes us as CourseSmart's preferred supplier of E-books to the college bookstore community.

    Through C2O, we are able to offer a variety of products and services to participating college bookstores. C2O negotiates apparel, supplies, gifts, and general merchandise discounts and develops and executes marketing programs for its membership. C2O has evolved into a buying group with substantial purchasing clout by aggregating the purchasing power of over 750 participating stores, including our own bookstores. Other C2O marketing services include a freight savings program, a credit card processing program, a shopping bag program, and retail display allowances for magazine displays. Additionally, the C2O staff of experienced professionals consults with the management and buyers of member bookstores. Consulting services offered include strategic planning, store review, merchandise assortment planning, buyer training, and help with other operational aspects of the business. While consulting has historically represented a relatively small component of C2O's business, it is nonetheless strategically important to the ongoing success of this aspect of our business.

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

    As of March 31, 2008 we operated 260 college bookstores nationwide, having expanded from 109 bookstores at the beginning of fiscal year 2004. During fiscal year 2008 we completed the acquisition of 10 bookstore locations, initiated the contract-management of 10 bookstore locations, and established the start-up of 3 bookstore locations.

    The table below highlights certain information regarding our bookstores added and closed through March 31, 2008.

                Bookstores
                 Open at     Bookstores    Bookstores     Bookstores
                Beginning       Added      Lost/Closed    at End of
                of Fiscal      During        During         Fiscal
   Fiscal Year    Year       Fiscal Year  Fiscal Year(1)     Year
   -----------  ---------    -----------  --------------  ----------

       2004        109            9             5            113
       2005        113           11             -            124
       2006        124           17             2            139
       2007        139          120            15            244
       2008        244           23             7            260
------------

(1) In fiscal year 2004, five bookstores were closed, as either the lease expired, the contract-managed relationship was not renewed, or an agreement was reached with the landlord to terminate the lease. In fiscal year 2006, two bookstores were closed and the leases were not renewed. In fiscal year 2007, fifteen bookstores were closed, primarily as a result of either the lease expiring, the contract-managed relationship not being renewed, or an agreement being reached with the landlord terminating the lease. In fiscal year 2008, the recurrence of disappointing operating results at two off-campus bookstore locations led to their closure while five contract-managed agreements involving on-campus bookstores were not renewed.

    We plan to continue increasing the number of bookstores in operation. The private bookstore expansion plan will focus on campuses where we do not already have a strong relationship with the on-campus bookstore. In determining to purchase an existing store or open a new one, we look at several criteria: (i) a large enough market to justify our efforts (typically this means a campus of at least 5,000 students); (ii) the competitive environment (how many stores currently serve the campus); (iii) a site in close proximity to campus with adequate parking and accessibility; (iv) the potential of the bookstore to have a broad product mix (larger bookstores are more attractive than smaller bookstores because a full line of general merchandise can be offered in addition to textbooks); (v) the availability of top-quality management; and (vi) certain other factors, including leasehold improvement opportunities and personnel costs. We also plan to pursue opportunities to contract-manage additional institutional stores. In determining to pursue opportunities to contract-manage a campus bookstore, we look at: (i) the size of the market; (ii) the competitive status of the market; (iii) the availability of top quality management; and (iv) certain other factors, including personnel costs. As mentioned previously, on May 1, 2006, we acquired 101 college bookstore locations, 98 of which were contract-managed, through the acquisition of all of the outstanding stock of CBA.

WHOLESALE PROCUREMENT AND DISTRIBUTION

    Historically, because the demand for used textbooks has consistently exceeded supply, our sales have been primarily determined by the amount of used textbooks that we can purchase. We believe that, on average, we are able to fulfill approximately 20% to 25% of our demand. As a result, our success has depended primarily on our inventory procurement, and we continue to focus our efforts on obtaining inventory. In order to ensure our ability to both obtain and redistribute inventory, our Textbook Division strategy has emphasized establishing and maintaining strong customer and supplier relationships with college bookstores (primarily, independent and institutional college bookstores) through our employee account representatives. These 31 account representatives (as of March 31, 2008) are responsible for procuring used textbooks from students, marketing our services on campus, purchasing overstock textbooks from bookstores and securing leads for sale of our systems products. We have been able to maintain a competitive edge by providing superior service, made possible primarily through the development and maintenance of ready access to inventory, information and supply. Other components of the Textbook Division strategy and its implementation include: (i) selectively paying a marginal premium relative to competitors to entice students to sell back more books to us; (ii) gaining access to competitive campuses (where the campus bookstore is contract-managed by a competitor) by opening off-campus, company-owned college bookstores; (iii) using technology to gain efficiencies and to improve customer service; (iv) maintaining a knowledgeable and experienced sales force that is customer-service oriented; (v) providing working capital flexibility for bookstores making substantial purchases; and (vi) establishing long-term supply arrangements by rewarding customers who make a long-term commitment to supplying us with a large portion of their books.

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

    After we purchase the books, we arrange for shipment to our warehouse in Nebraska via common carrier. At the warehouse, we refurbish damaged books and categorize and shelve all other books in a timely manner, and enter them into our on-line inventory system.

    Customers place orders by phone, mail, fax or other electronic method. Upon receiving an order, we remove the books from available inventory and hold them for future shipping. Customers may return books within 60 days after the start of classes (90 days for customers participating in the exclusive supply or NBC Partnership programs) if a written request is enclosed. External customer returns over the past three fiscal years have averaged approximately 23.2% of sales and generally are attributable to course cancellations or overstocking. The majority of returns are textbooks that we are able to resell for the next semester.

INFORMATION TECHNOLOGY

    We believe that we can enhance efficiency, profitability and competitiveness through investments in technology. Because our solutions create a competitive advantage, establish efficiencies and ensure cost-effectiveness of both our operations and the operations of our bookstore customers and suppliers, some of our proprietary software applications are currently in patent pending status with the United States Patent and Trademark Office. Additionally, we have registered trademarks for many of our software product names where brand recognition may be an important factor.

    The center of our technology infrastructure revolves around PRISM and WinPRISM, our proprietary college store management, textbook management, point of sale, and inventory control systems. With more than a combined 25 years of availability in the marketplace, these proven software applications are maintained and continuously enhanced by a dedicated team of development and support professionals. In addition, we have developed integrated e-commerce software and service solutions, allowing college bookstores to launch their own e-commerce site and effectively compete against other online textbook sellers by offering both print and digital textbooks and both traditional and non-traditional store merchandise online. We also develop, license or obtain certain rights related to other software designed to strengthen our e-commerce capabilities. Our technology operations process order entry, control inventory, generate purchase orders and customer invoices, generate various sales reports, and process and retrieve textbook information.

    In addition to using our technology for our own benefit through management and inventory control, we license the use of certain technology to bookstores. The use of our software by bookstore customers and suppliers helps solidify the business relationship, resulting in increased sales and access to additional inventory.

    We conduct training courses for all systems users online and at our headquarters in Lincoln, Nebraska. Classes are small and provide hands on training for the various systems. Printed reference manuals and training materials accompany each system. The customer support call center is staffed with approximately 60 experienced personnel. Support is offered via web site, e-mail, and toll free phone numbers. While support hours vary per product and time of year, after-hours pager support is available for mission-critical systems.

    Beginning late in fiscal year 2008, we embarked on a project to replace our internally-developed general ledger system with a general ledger/business planning and consolidation solution from SAP. We anticipate that the new solution will be in place and functional during fiscal year 2009. The new solution will, among other things, provide us with greater flexibility in recording and analyzing our operating results and streamlining our budgeting process.

CUSTOMERS

    Our college bookstores are located at college campuses of all sizes, including some of the nation's largest campuses, such as: Miami-Dade College; Arizona State University; Ohio State University; University of Florida; Michigan State University; Texas A&M University; University of Central Florida; Pennsylvania State University; University of Michigan; Florida State University; and University of Arizona.

    We sell our Textbook and certain Complementary Services Division products and services to college bookstores throughout North America, though primarily the United States. Our Textbook Division purchases from and resells used textbooks to college bookstores at college campuses of all sizes, including many of the nation's largest campuses, such as: University of Minnesota; University of Texas; University of Illinois; University of Washington; University of Southern California; and San Diego State University. Our 25 largest Textbook Division customers accounted for approximately 3.1% of our fiscal year 2008 consolidated revenues. No single Textbook Division customer accounted for more than 1.0% of our fiscal year 2008 consolidated revenues.

    Our distance education program is, among other things, a primary supplier of textbooks and educational material to students enrolled in on-line courses offered through approximately 30 colleges and private high schools. For the fiscal years ended March 31, 2008, 2007 and 2006, one institution accounted for approximately 63%, 45% and 38%, respectively, of distance education program external customer revenues.

    No single customer accounted for more than 10.0% of our consolidated revenues in fiscal year 2008, 2007, or 2006.

COMPETITION

    We compete with a variety of other companies and also individuals, all of whom seek to provide products and/or services to the college marketplace. Our main corporate competitors are Follett Higher Education Group ("Follett") and MBS Textbook Exchange/Barnes & Noble College Booksellers ("MBS"). MBS Textbook Exchange and Barnes & Noble College Booksellers are sister companies controlled by the same shareholder.

    Our Bookstore Division competes with:

     o Follett, MBS and a number of smaller companies for the opportunity to contract-manage institutional college bookstores (Follett and MBS contract-manage more than 750 and 600 stores, respectively),

     o other college bookstores located at colleges and universities that we serve,

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

    Our Textbook Division competes in the wholesale business with Follett and MBS, and certain smaller regional companies including Budgetext, Texas Book Company, Tichenor College Textbook Company, and South Eastern Book Company. We believe that our market share of the independent and non-contract-managed institutional stores is comparable to that of Follett and MBS individually. Many of Follett's and some of MBS's college bookstores are located on smaller campuses. The size of the campus and their presence there have precluded us from entering these markets, which in turn affects both our ability to buy books and our ability to add new accounts.

    Our Complementary Services Division competes with:

     o MBS in the sale and installation of college bookstore information technology

     o    MBS in the distance education textbook distribution market,

     o college bookstores that provide their own e-commerce solution in competition with CampusHub,

     o the Independent College Bookstore Association ("ICBA") in the centralized buying service business (participation by college bookstores in C2O's or ICBA's centralized buying service is voluntary, and college bookstores may, and some do, belong to both buying associations), and

     o a variety of smaller organizations and individuals involved in these businesses and others like marketing services and consulting services.

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

EMPLOYEES

    As of March 31, 2008 we had a total of approximately 3,400 employees, of which approximately 1,400 were full-time, approximately 900 were part-time and approximately 1,100 were temporary. We have no unionized employees and believe that our relationship with our employees is satisfactory.

    In view of the seasonal nature of our Textbook Division, we use seasonal labor to improve operating efficiency. We employ a small number of "flex-pool" workers who are cross-trained in a variety of warehouse functions. Temporary employees augment the flex-pool to meet periodic labor demands.


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

    WE FACE COMPETITION IN OUR MARKETS, WHICH COULD ADVERSELY IMPACT OUR REVENUE LEVELS, PROFIT MARGINS AND ABILITY TO ACQUIRE AN ADEQUATE SUPPLY OF USED TEXTBOOKS. Our industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than us and have substantially greater resources than us. Revenue levels and profit margins could be adversely impacted if we experience increased competition in the markets in which we currently operate or in markets in which we will operate in the future. Over the years, an increasing number of institution-owned college stores have decided to outsource or "contract-manage" the operation of their bookstores. The leading managers of these stores include two of our principal competitors in the wholesale textbook distribution business. Contract-managed stores primarily purchase their used textbook requirements from and sell their available supply of used textbooks to their affiliated operations. A significant increase in the number of contract-managed stores operated by our competitors, particularly at large college campuses, could adversely affect our ability to acquire an adequate supply of used textbooks.

    We are also experiencing growing competition from alternative media and alternative sources of textbooks for students (such as websites designed to sell textbooks, e-books and digital content, and other merchandise directly to students; on-line resources; publishers selling direct to students; print-on-demand textbooks; and CD-ROMs) and from the use of course packs (which are collections of copyrighted materials and professors' original content which are produced by college bookstores and sold to students), all of which have the potential to reduce or replace the need for textbooks sold through college bookstores. A substantial increase in the availability or the acceptance of these alternatives as a source of textbooks and textbook information could significantly reduce college students' use of college bookstores and/or the use of traditional textbooks and thus adversely impact our revenue levels and profit margins.

    We are experiencing growing competition from technology-enabled student to student transactions that take place over the Internet. These transactions, whereby a student enters into a transaction directly with another student for the sale and purchase of a textbook, provide competition by reducing the supply of textbooks available to us for purchase and by reducing the sale of textbooks through college bookstores. While these transactions have occurred for many years, prior to the Internet these transactions were limited by geography, a lack of information related to pricing and demand, and other factors. A significant increase in the number of these transactions could adversely impact our revenue levels and profit margins.

    WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE OR CONTRACT-MANAGE ADDITIONAL BOOKSTORES OR INTEGRATE THOSE ADDITIONAL STORES, WHICH COULD ADVERSELY IMPACT OUR ABILITY TO GROW REVENUES AND PROFIT MARGINS. Part of our business strategy is to expand sales for our college bookstore operations by either acquiring privately owned bookstores or being awarded additional contracts to manage institutional bookstores. We may not be able to identify additional private bookstores for acquisition or we may not be successful in competing for contracts to manage additional institutional stores. Due to the seasonal nature of business in our bookstores, operations may be affected by the time of the fiscal year when a bookstore is acquired or contract-managed by us. The process may require financial resources that would otherwise be available for our existing operations. Our integration of these future bookstores may not be successful; or, the anticipated strategic benefits of these future bookstores may not be realized or may not be realized within time frames contemplated by our management. Acquisitions and additional contract-managed stores may involve a number of special risks, including, but not limited to, adverse short-term effects on our reported results of operations, diversion of management's attention, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of our competitors and customers. If we are unable to successfully integrate our future acquisitions or contract-managed stores for these or other reasons, anticipated revenues and profit margins from these new bookstores could be adversely impacted.

    WE MAY NOT BE ABLE TO SUCCESSFULLY RENEW OUR CONTRACT-MANAGED BOOKSTORES AT PROFITABLE TERMS, WHICH COULD ADVERSELY IMPACT OUR PROFIT MARGINS. As we expand our operations in contract-management of institutional bookstores, we will increasingly be competing for the renewal of our contracts for those stores as the current contracts expire. Contracts in the industry are typically for 3 to 5 years, with various renewal and cancellation clauses. We may not be successful in renewing our current contracts or those renewals may not be on terms that provide us the opportunity to improve or maintain the profitability of managing the store. If we are unable to successfully renew our contracts on profitable terms, our profit margins could be adversely impacted.

    WE MAY BE UNABLE TO OBTAIN A SUFFICIENT SUPPLY OF USED TEXTBOOKS, WHICH COULD ADVERSELY IMPACT OUR REVENUE LEVELS AND PROFIT MARGINS. We are generally able to sell a substantial majority of our available used textbooks and, therefore, our ability to purchase a sufficient number of used textbooks largely determines our used textbook sales for future periods. Successfully acquiring books typically requires a visible presence on college campuses at the end of each semester, which requires hiring a significant number of temporary personnel, and having access to sufficient funds under our Revolving Credit Facility or other financing alternatives to purchase the books. Textbook acquisition also depends upon college students' willingness to sell their used textbooks at the end of each semester. The unavailability of sufficient personnel or credit, or a shift in student preferences, could impair our ability to acquire sufficient used textbooks to meet our sales objectives, thereby adversely impacting our revenue levels and profit margins.

    PUBLISHERS MAY NOT CONTINUE TO INCREASE PRICES OF TEXTBOOKS ANNUALLY, WHICH COULD ADVERSELY IMPACT OUR REVENUE LEVELS AND PROFIT MARGINS. We generally buy used textbooks based on publishers' prevailing prices for new textbooks just prior to the implementation by publishers of their annual price increases (which historically have been 4% to 5%) and resell these textbooks shortly thereafter based upon the new higher prices, thereby creating an immediate margin increase. Our ability to increase our used textbook prices each fiscal year depends on annual price increases on new textbooks implemented by publishers. The failure of publishers to continue annual price increases on new textbooks could adversely impact our revenue levels and profit margins.

    PUBLISHER PRACTICES REGARDING NEW EDITIONS AND MATERIALS PACKAGED WITH NEW TEXTBOOKS COULD CHANGE, THEREBY REDUCING THE SUPPLY OF USED TEXTBOOKS AVAILABLE TO US AND ADVERSELY IMPACTING OUR REVENUE LEVELS AND PROFIT MARGINS. Publishers have historically produced new editions of textbooks every two to four years. Changes in the business models of publishers to accelerate the new edition cycle or to significantly increase the number of textbooks with other materials packaged or bundled with it (which makes it more difficult to repurchase and resell the entire package of materials) could reduce the supply of used textbooks available to us, thereby adversely impacting our revenue levels and profit margins.

    THE LOSS OR RETIREMENT OF KEY MEMBERS OF MANAGEMENT MAY OCCUR, WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO EXECUTE OUR CURRENT STRATEGY AND/OR OUR ABILITY TO EFFECTIVELY REACT TO CHANGING INDUSTRY DYNAMICS, THEREBY ADVERSELY IMPACTING OUR REVENUE LEVELS AND PROFIT MARGINS. Our future success depends to a significant extent on the efforts and abilities of our senior management team. Our senior management team has over 90 years of cumulative experience in the college bookstore industry. The loss of the services of any one of these individuals could negatively affect our ability to execute our current strategy and/or our ability to effectively react to changing industry dynamics, thereby adversely impacting our revenue levels and profit margins.

    OUR WHOLESALE AND BOOKSTORE OPERATIONS ARE SEASONAL IN NATURE - A SIGNIFICANT REDUCTION IN SALES DURING OUR PEAK SELLING PERIODS COULD ADVERSELY IMPACT OUR ABILITY TO REPAY THE REVOLVING CREDIT FACILITY, THEREBY INCREASING INTEREST EXPENSE AND ADVERSELY IMPACTING REVENUE LEVELS BY RESTRICTING OUR ABILITY TO BUY AN ADEQUATE SUPPLY OF USED TEXTBOOKS. Our wholesale and bookstore operations experience two distinct selling periods and our wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in July/August and November/December. The buying periods for the wholesale operations occur at the end of each school semester in May and December. The primary selling periods for the bookstore operations are in August/September and January. In fiscal year 2008, 45% of our annual revenues occurred in the second fiscal quarter (July-September), while 32% of our annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, our working capital requirements fluctuate throughout the fiscal year, increasing substantially in May and December as a result of the buying periods. We fund our working capital requirements primarily through the Revolving Credit Facility, which historically has been repaid with cash provided from operations. A significant reduction in sales during our peak selling periods could adversely impact our ability to repay the Revolving Credit Facility, increase the average balance outstanding under the Revolving Credit Facility (thereby resulting in increased interest expense), and restrict our ability to buy an adequate supply of used textbooks (thereby adversely impacting our revenue levels).

    THE INDENTURES GOVERNING THE SENIOR SUBORDINATED NOTES AND SENIOR DISCOUNT NOTES, AS WELL AS THE SENIOR CREDIT FACILITY, IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH COULD PREVENT US FROM INCURRING ADDITIONAL INDEBTEDNESS AND TAKING CERTAIN OTHER ACTIONS AND COULD RESULT IN ALL AMOUNTS OUTSTANDING BEING DECLARED DUE AND PAYABLE IF WE ARE NOT IN COMPLIANCE WITH SUCH RESTRICTIONS. The indentures governing the Senior Subordinated Notes and Senior Discount Notes restrict our ability to do the following: incur additional indebtedness; pay dividends or make other restricted payments; consummate certain asset sales; create liens on assets; enter into transactions with affiliates; make investments, loans or advances; consolidate or merge with or into any other entity; convey, transfer or lease all or substantially all of our assets; or change the business we conduct.

    The Senior Credit Facility prohibits NBC from prepaying other indebtedness. In addition, NBC is required to comply with and maintain specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. NBC's ability to meet these financial ratios and tests can be affected by our operating results and events beyond our control. A breach of any of these covenants could result in a default under the Senior Credit Facility or the indentures. Upon an event of default under the Senior Credit Facility, the lenders could elect to declare all amounts and accrued interest outstanding under the Senior Credit Facility due and payable and could terminate their commitments to make further extensions of credit under the Senior Credit Facility and the holders of the Senior Subordinated Notes and Senior Discount Notes could elect to declare all amounts under such notes immediately due and payable. If NBC were unable to repay its indebtedness under the Senior Credit Facility, the lenders could proceed against the collateral securing the indebtedness. If the indebtedness under the Senior Credit Facility were accelerated, the assets of NBC may not be sufficient to repay in full such indebtedness and other indebtedness, including the Senior Subordinated Notes and Senior Discount Notes. Substantially all of our assets are pledged as security under the Senior Credit Facility.

    The Revolving Credit Facility (which is included in the Senior Credit Facility) expires on March 4, 2009. We do not yet know the impact of negotiations surrounding the extension of the Revolving Credit Facility and/or other potential changes in the Senior Credit Facility. The extension of the Revolving Credit Facility and any other changes to the Senior Credit Facility may increase our interest expense.

    WE ARE CONTROLLED BY ONE PRINCIPAL EQUITY HOLDER, WHO HAS THE POWER TO TAKE UNILATERAL ACTION AND COULD HAVE AN INTEREST IN PURSUING ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS, EVEN THOUGH SUCH TRANSACTIONS MIGHT INVOLVE RISKS TO OTHER AFFECTED PARTIES. Weston Presidio beneficially owns approximately 83.9% of the Company's issued and outstanding common stock (taking into account for such percentage calculation options outstanding and options available, if any, for future grant under the 2004 Stock Option Plan). As a result, Weston Presidio is able to control all matters, including the election of a majority of our board of directors, the approval of amendments to NBC's and our certificates of incorporation and the approval of fundamental corporate transactions such as mergers and asset sales. The interests of Weston Presidio may not in all cases be aligned with the interests of other affected parties. In addition, Weston Presidio may have an interest in pursuing acquisitions, divestitures and other transactions, including selling us, that, in its judgment, could affect its equity investment, even though such transactions might involve risks to other affected parties.

    WE HAVE A SUBSTANTIAL LEVEL OF INDEBTEDNESS. We have $452.2 million of outstanding indebtedness at March 31, 2008. The degree to which we are leveraged could have important consequences, including the following:

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

                               ITEM 2. PROPERTIES.

    At March 31, 2008, our Bookstore Division locations consisted of the following: (i) 6 owned off-campus bookstore locations, (ii) 123 leased off-campus bookstore locations, and (iii) 131 leased on-campus (contract-managed) bookstore locations serving university and post-graduate educational institutions throughout the United States. These institutions serve more than 2.1 million students. We own our two Textbook Division warehouses (totaling 253,000 square feet) in Lincoln, Nebraska (one of which is also the location of our headquarters). Our distance education program resides in a leased facility with 49,500 square feet in Athens, Ohio. The lease, as amended, expires on May 31, 2011 and has one one-year option to renew.


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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No items were submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 2008.

                                     PART II


 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                     ISSUER PURCHASES OF EQUITY SECURITIES.

    As of June 26, 2008, based upon the number of holders on record, there were 5 holders of NBC Acquisition Corp. common stock, those holders being four funds affiliated with Weston Presidio (which held a total of 36,455 shares) and NBC Holdings Corp., a new corporation formed by Weston Presidio as part of the March 4, 2004 Transaction. As of June 26, 2008, NBC Holdings Corp.'s issued and outstanding capital stock totaled 517,639 shares and correlated with the 517,639 shares of NBC Acquisition Corp. common stock it held. There are 29 holders on record of NBC Holdings Corp. capital stock, including the four funds affiliated with Weston Presidio and current and former members of our management group. As of June 26, 2008, there were also options granted and outstanding under the 2004 Stock Option Plan, held by 42 current and former members of our management group, to purchase 80,666 shares of NBC Holdings Corp. capital stock. As discussed in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, the payment of dividends is subject to various restrictions under our debt instruments. As a result, no dividends were declared on our common stock during fiscal year 2008 and 2007. There is no established public trading market for the NBC Acquisition Corp. common stock.

    On March 31, 2006, 4,200 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to certain officers and directors of the Company (the "Officers"). The shares purchased by the Officers are each subject to a Stock Repurchase Agreement (the "SRA") that, among other things, provides that if the Officer in question is still employed by NBC Holdings Corp., his purchased shares vest on September 30, 2010 (the "Vesting Date"). If the Officer is not employed by NBC Holdings Corp. on that date, the shares do not vest, except under certain conditions related to termination of his employment without "cause" (as defined in the SRA) or due to his death or disability. If the Officer is terminated without cause prior to the Vesting Date, the shares vest based upon a formula determined by the number of days from March 31, 2006 to the date of termination as a percentage of the number of days from March 31, 2006 to the Vesting Date. If a termination without cause before the Vesting Date follows a Change of Control (as defined in the SRA), all of the Officer's shares become immediately vested. In accordance with the previously mentioned understanding, NBC Holdings, Inc. purchased 4,200 shares of the Company's common stock for an aggregate of $42 on March 31, 2006. The shares issued to NBC Holdings Corp. are subject to the same vesting conditions as those issued to the Officers. These shares were issued pursuant to an exemption from registration claimed under
Section 4(2) of the Securities Act of 1933, as amended.

    NBC Holdings Corp. and the Company have separate understandings that (a) with respect to each option granted by NBC Holdings Corp., pursuant to its 2004 Stock Option Plan, the Company has granted, and will continue to grant, an option to purchase an equivalent number of shares of its common stock at the same exercise price to NBC Holdings Corp. and (b) with respect to each share of capital stock issued by NBC Holdings Corp., pursuant to its 2005 Restricted Stock Plan, the Company has issued, and will continue to issue, an equivalent number of shares of its common stock at the same purchase price per share to NBC Holdings Corp.

    Additional information regarding equity compensation plans can be found in
Item 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


                        ITEM 6. SELECTED FINANCIAL DATA.

    The table on the following page sets forth our selected historical consolidated financial and other data. The selected historical consolidated financial data was derived from our audited consolidated financial statements.

    The following table should be read in conjunction with Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and our consolidated financial statements and the related notes thereto included in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                           Successor (1)                            Predecessor (1)
                                               ------------------------------------------------------------------- -----------------
                                                             Fiscal Years Ended
                                               -------------------------------------------------   1 Month Ended    11 Months Ended
                                                 March 31,    March 31,   March 31,   March 31,        March 31,       February 29,
                                                   2008         2007        2006        2005             2004             2004
                                               ------------  ---------- -----------  ----------- ----------------- -----------------
Statement of Operations Data:                                                (dollars in thousands)

  Revenues                                       $ 581,248   $ 544,428   $ 420,108    $ 402,154         $  13,317         $ 385,364
  Costs of sales (exclusive of
  depreciation shown below)                        354,140     332,444     250,914      240,638             7,768           231,874
                                               ------------  ---------- -----------  ----------- ----------------- -----------------
      Gross profit                                 227,108     211,984     169,194      161,516             5,549           153,490
  Operating expenses:
    Selling, general and administrative (2)        157,193     143,096     107,991      100,513             8,540            99,142
    Closure of California Warehouse                    (36)        774           -            -                 -                 -
    Depreciation                                     7,209       5,916       4,913        4,908               350             3,396
    Amortization                                    10,443       9,613       8,762        8,258               649             1,162
                                               -----------  ---------- -----------   ---------- ----------------- -----------------
      Income (Loss) from operations                 52,299      52,585      47,528       47,837            (3,990)           49,790
  Other expenses (income):
    Interest expense                                41,659      40,410      35,931       31,725             2,848            34,536
    Interest income                                 (1,332)     (1,643)     (1,275)        (639)              (97)             (308)
    (Gain) Loss on derivative instrument               198         225        (525)           -                 -               (57)
                                               -----------  ---------- -----------   ---------- ----------------- -----------------
      Income (Loss) before income taxes             11,774      13,593      13,397       16,751            (6,741)           15,619
  Income tax expense (benefit)                       4,558       5,700       5,527        7,305            (2,505)            6,450
                                               -----------  ---------- -----------   ---------- ----------------- -----------------
      Net income (loss)                          $   7,216   $   7,893   $   7,870    $   9,446         $  (4,236)        $   9,169
                                               ===========  ========== ===========   ========== ================= =================

  Earnings (Loss) Per Share:
    Basic                                        $   13.02   $   14.25   $   14.32    $   17.20         $   (7.71)        $    7.25
    Diluted                                          12.61       13.89       14.00        16.84             (7.71)             7.10

Other Data:
  EBITDA (3)                                     $  69,951   $  68,114   $  61,203    $  61,003         $  (2,991)        $  54,348
  Net cash flows from operating activities          21,101      27,516      22,573       27,187           (21,512)           38,605
  Net cash flows from investing activities         (22,179)    (32,809)    (18,122)        (748)         (210,901)           (6,452)
  Net cash flows from financing activities          (2,578)      4,893      (2,293)     (28,491)          186,027             8,104
  Capital expenditures                               7,261       6,543       7,312        7,666               720             3,965
  Business acquisition expenditures (4)             14,682      25,874      10,849       20,160             1,849             2,355
  Number of bookstores open at end of the period       260         244         139          124               113               112

Balance Sheet Data (At End of Period):
  Cash and cash equivalents                      $  29,326   $  32,983   $  33,383    $  31,224         $  33,276         $  79,662
  Working capital                                  136,729     130,389     111,066      104,008           106,259           134,150
  Total assets                                     703,364     697,005     647,079      629,166           648,233           254,184
  Total debt, including current maturities         452,204     445,098     416,762      412,513           434,098           263,782

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

(2) Includes share-based compensation of $1,041; $997 and $7,264 for the fiscal years ended March 31, 2008 and 2007 and the 11 months ended February 29, 2004, respectively.

(3) EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also use EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America ("GAAP"), and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

        The following presentation reconciles EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash Flows included in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                                                                        Successor (1)                               Predecessor (1)
                                                ------------------------------------------------------------------ -----------------
                                                                Fiscal Years Ended
                                                --------------------------------------------------  1 Month Ended  11 Months Ended
                                                 March 31,    March 31,    March 31,    March 31,      March 31,     February 29,
                                                   2008         2007         2006          2005          2004            2004
                                                ----------  -----------  -----------  ------------- -------------- ----------------
                                                                               (dollars in thousands)
EBITDA                                            $ 69,951    $ 68,114     $ 61,203        $ 61,003      $  (2,991)      $ 54,348

Adjustments to reconcile EBITDA to
net cash flows from operating activities:

  Share-based compensation                           1,041         997            -               -              -              -
  Interest income                                    1,332       1,644        1,275             639             97            308
  Provision for losses on receivables                  468         834          231             316            218             66
  Cash paid for interest                           (31,755)    (31,389)     (27,875)        (26,320)        (6,892)       (20,126)
  Cash paid for income taxes                       (13,031)     (6,551)      (9,589)         (4,946)           (10)        (6,467)
  (Gain) Loss on disposal of assets                    285          (1)          90              68             14            408
  Changes in operating assets and liabilities,
  net of effect of acquisitions (5)                 (7,190)     (6,132)      (2,762)         (3,573)       (11,948)        10,068
                                                 ----------  ---------- ------------   ------------- -------------- --------------
Net Cash Flows from Operating Activities          $ 21,101    $ 27,516     $ 22,573        $ 27,187      $ (21,512)      $ 38,605
                                                 ==========  ========== ============   ============= ============== ==============

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

                                EXECUTIVE SUMMARY

OVERVIEW

    ACQUISITIONS. Our Bookstore Division continues to grow its number of bookstore locations. We acquired 20 bookstore locations in 14 separate transactions and established the start-up of 3 bookstore locations during the fiscal year ended March 31, 2008. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.

    REVENUE RESULTS. Consolidated revenues for the fiscal year ended March 31, 2008 increased $36.8 million, or 6.8% from the fiscal year ended March 31, 2007. This increase is primarily attributable to growth in the Bookstore Division, including acquisition activity and same-store sales growth of 4.0%. Revenues increased in the Textbook Division by 2.9% as a result of price increases and lower returns that were partially offset by a decrease in units sold. The Complementary Services Division also experienced growth during the fiscal year ended March 31, 2008, primarily as a result of increased revenues from our distance education business. Finally, as a result of our growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the fiscal year ended March 31, 2008 increased from the fiscal year ended March 31, 2007.

    EBITDA RESULTS. Consolidated EBITDA for the fiscal year ended March 31, 2008 increased $1.8 million from the fiscal year ended March 31, 2007. The EBITDA increase is attributable to increases in both our Bookstore and our Textbook Divisions. EBITDA in the Complementary Services Division was down due primarily to lower results from our systems businesses. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.

CHALLENGES AND EXPECTATIONS

    We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past. We have experienced, and continue to experience, increasing competition for the supply of used textbooks from other textbook wholesalers and from student to student transactions, increasing competition from alternative media and alternative sources of textbooks for students, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Finally, we are uncertain what impact the recent downturn in general economic conditions and the ongoing disruption in the capital markets might have on negotiations around the Revolving Credit Facility, which expires on March 4, 2009. Despite these challenges, we expect that we will continue to grow revenue and EBITDA on a consolidated basis in fiscal year 2009. We also expect that our capital expenditures will remain modest for a company of our size.

           FISCAL YEAR ENDED MARCH 31, 2008 COMPARED WITH FISCAL YEAR
                              ENDED MARCH 31, 2007.


    REVENUES. Revenues for the fiscal years ended March 31, 2008 and 2007 and the corresponding change in revenues were as follows:

                                                                               Change
                               Fiscal Year Ended   Fiscal Year Ended --------------------------
                                 March 31, 2008     March 31, 2007       Amount     Percentage
                               ------------------- ----------------- -------------- -----------
Bookstore Division                 $ 454,374,873     $ 418,476,613    $ 35,898,260      8.6 %
Textbook Division                    139,685,035       135,798,392       3,886,643      2.9 %
Complementary Services Division       34,372,223        32,215,306       2,156,917      6.7 %
Intercompany Eliminations            (47,184,345)      (42,062,347)     (5,121,998)    12.2 %
                               ------------------- ----------------- ------------- ------------
                                   $ 581,247,786     $ 544,427,964    $ 36,819,822      6.8 %
                               =================== ================= ============= ============

    The increase in Bookstore Division revenues was primarily attributable to the addition of 143 bookstore locations through acquisitions or start-ups since April 1, 2006 and improved same store sales. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2006 and subsequently closed) provided an additional $24.8 million of revenue for the fiscal year ended March 31, 2008. Same-store sales for the fiscal year ended March 31, 2008 increased $12.1 million, or 4.0%, from the fiscal year ended March 31, 2007, primarily due to increased used textbook and clothing and insignia wear revenues. The Company defines same-store sales for the fiscal year ended March 31, 2008 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2007. Finally, revenues declined $1.0 million as a result of certain store closings (excluding the impact of bookstores acquired on or after April 1, 2006 which were subsequently closed) since April 1, 2006.

    For the fiscal year ended March 31, 2008, Textbook Division revenues increased 2.9% from the fiscal year ended March 31, 2007, due primarily to an approximate 5.2% increase in the average price per book sold and lower returns that was offset in part by an approximate 3.6% decrease in units sold. Complementary Services Division revenues increased primarily as a result of strong results in the distance education business. As a result of our growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the fiscal year ended March 31, 2008 increased $4.8 million and $0.3 million in the Textbook and Complementary Services Divisions, respectively, from the fiscal year ended March 31, 2007.

    GROSS PROFIT. Gross profit for the fiscal year ended March 31, 2008 increased $15.1 million, or 7.1%, to $227.1 million from $212.0 million for the fiscal year ended March 31, 2007. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage increased only slightly to 39.1% for the fiscal year ended March 31, 2008 from 38.9% for the fiscal year ended March 31, 2007. The increase in consolidated gross margin percentage is primarily attributable to an increase in revenues coming from higher margin used textbooks in the Bookstore Division and to overall improvement in gross margin from the bookstores acquired in the CBA transaction.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal year ended March 31, 2008 increased $14.1 million, or 9.9%, to $157.2 million from $143.1 million for the fiscal year ended March 31, 2007. Selling, general and administrative expenses as a percentage of revenues were 27.0% and 26.3% for the fiscal years ended March 31, 2008 and 2007, respectively. The increase in selling, general and administrative expenses, which includes a $4.3 million increase in commission expense, a $3.1 million increase in rent, a $2.5 million increase in shipping expense and a $2.0 million increase in personnel costs, is primarily attributable to our continued growth in the Bookstore Division. The increased commission and shipping expenses were primarily due to increased Bookstore Division sales on the Internet involving third party websites.

    CLOSURE OF CALIFORNIA WAREHOUSE EXPENSES. Closure of California warehouse expenses are attributable to costs associated with the October 27, 2006 closure of our California warehouse facility, including one-time termination benefits, costs to terminate contracts and costs of consolidation/relocation. Payments of one-time termination benefits extended through April of 2008 and were slightly lower than the remaining accrual for such benefits at March 31, 2007, resulting in an adjustment to the accrual during fiscal year 2008.

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the fiscal years ended March 31, 2008 and 2007 and the corresponding change in EBITDA were as follows:

                                                                                 Change
                                Fiscal Year Ended   Fiscal Year Ended ----------------------------
                                 March 31, 2008      March 31, 2007       Amount       Percentage
                                ------------------ ------------------ --------------- ------------
Bookstore Division                  $ 45,941,624      $ 44,511,202    $  1,430,422        3.2 %
Textbook Division                     33,731,382        32,210,010       1,521,372        4.7 %
Complementary Services Division        1,558,414         2,716,144      (1,157,730)     (42.6)%
Corporate Administration             (11,280,477)      (11,323,483)         43,006        0.4 %
                                ------------------ -----------------  --------------- ------------
                                    $ 69,950,943      $ 68,113,873    $  1,837,070        2.7 %
                                ================== =================  =============== ============

    The increase in Bookstore Division EBITDA was primarily due to the previously mentioned increase in revenues and gross profit offset partially by the increased selling, general and administrative expenses. The increase in Textbook Division EBITDA was primarily due to the previously mentioned increase in revenues, as well as solid control of expenses and $0.8 million of expenses incurred in the fiscal year ended March 31, 2007 associated with the closure of our California warehouse. The decrease in Complementary Services Division EBITDA was primarily due to lower results in our systems businesses. Corporate Administration's EBITDA loss was flat in comparison to the prior fiscal year.

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also use EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                                                Fiscal Year Ended   Fiscal Year Ended
                                                  March 31, 2008      March 31, 2007
                                                ------------------  ------------------
EBITDA                                              $  69,950,943       $  68,113,873

Adjustments to reconcile EBITDA to net cash flows from operating activities:

  Share-based compensation                              1,040,599             996,957
  Interest income                                       1,332,497           1,643,598
  Provision for losses on receivables                     468,007             834,442
  Cash paid for interest                              (31,755,319)        (31,388,513)
  Cash paid for income taxes                          (13,030,853)         (6,551,344)
  (Gain) Loss on disposal of assets                       284,891                (575)
  Changes in operating assets and liabilities,
  net of effect of acquisitions (1)                    (7,190,132)         (6,132,260)
                                                ------------------  ------------------
Net Cash Flows from Operating Activities            $  21,100,633       $  27,516,178
                                                ==================  ==================

Net Cash Flows from Investing Activities            $ (22,179,160)      $ (32,808,754)
                                                ==================  ==================

Net Cash Flows from Financing Activities            $  (2,577,893)      $   4,892,730
                                               ==================  ===================

        (1) Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

    DEPRECIATION EXPENSE. Depreciation expense for the fiscal year ended March 31, 2008 increased $1.3 million, or 21.9%, to $7.2 million from $5.9 million for the fiscal year ended March 31, 2007, due primarily to growth in the Bookstore Division (including new stores added since April 1, 2006, a new capital lease, and store remodeling projects).

    AMORTIZATION EXPENSE. Amortization expense for the fiscal year ended March 31, 2008 increased $0.8 million, or 8.6%, to $10.4 million from $9.6 million for the fiscal year ended March 31, 2007, due in part to a $0.3 million increase in amortization of contract-managed acquisition costs primarily associated with contract-managed bookstore acquisitions/renewals occurring since April 1, 2006 and $0.3 million of amortization of certain contractual rights associated with a September 1, 2007 agreement with a third-party software company.

    INTEREST EXPENSE, NET. Interest expense, net for the fiscal year ended March 31, 2008 increased $1.5 million, or 3.9%, to $40.5 million from $39.0 million for the fiscal year ended March 31, 2007, due in part to a $0.8 million increase in original issue debt discount accretion and interest expense on the Senior Discount Notes, which became fully accreted on March 15, 2008, as well as a $0.3 million decline in interest income.

    INCOME TAXES. Income tax expense for the fiscal year ended March 31, 2008 decreased $1.1 million, or 20.0%, to $4.6 million from $5.7 million for the fiscal year ended March 31, 2007. Our effective tax rate for the fiscal years ended March 31, 2008 and 2007 was 38.7% and 41.9%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes. The lower effective tax rate in fiscal year 2008 is due primarily to certain state income tax benefits recorded in connection with a tax incentive program.

           FISCAL YEAR ENDED MARCH 31, 2007 COMPARED WITH FISCAL YEAR
                             ENDED MARCH 31, 2006.

    REVENUES. Revenues for the fiscal years ended March 31, 2007 and 2006 and the corresponding change in revenues were as follows:

                                                                     Change
                   Fiscal Year Ended   Fiscal Year Ended    --------------------------
                     March 31, 2007      March 31, 2006         Amount     Percentage
                   ------------------  ------------------   -------------- -----------
Bookstore Division     $ 418,476,613        $ 292,110,080   $ 126,366,533      43.3 %

Textbook Division        135,798,392          132,555,940       3,242,452       2.4 %

Complementary
Services Division         32,215,306           26,681,864       5,533,442      20.7 %

Intercompany
Eliminations             (42,062,347)         (31,239,985)    (10,822,362)     34.6 %
                   ------------------   ------------------ --------------- -----------
                       $ 544,427,964        $ 420,107,899   $ 124,320,065      29.6 %
                   ==================   ================== =============== ===========

   The increase in Bookstore Division revenues was primarily attributable to the addition of 137 bookstore locations through acquisitions or start-ups since April 1, 2005. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2005 and subsequently closed) provided an additional $121.1 million of revenue for the fiscal year ended March 31, 2007. Same-store sales for the fiscal year ended March 31, 2007 increased $9.9 million, or 3.7%, from the fiscal year ended March 31, 2006, primarily due to increased clothing and insignia wear and textbook revenues. The Company defines same-store sales for the fiscal year ended March 31, 2007 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2006. Finally, revenues declined $4.6 million as a result of certain store closings (excluding the impact of bookstores acquired on or after April 1, 2005 which were subsequently closed) since April 1, 2005.

    For the fiscal year ended March 31, 2007, Textbook Division revenues were up 2.4% compared to the fiscal year ended March 31, 2006 due to a 5.1% increase in the average price per book sold, which was partially offset by a 1.7% decrease in units sold and an increase in sales returns. Complementary Services Division revenues increased primarily due to a $3.7 million increase in revenues in our systems businesses. Primarily as a result of our significant growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the fiscal year ended March 31, 2007 increased $9.1 million and $1.8 million in the Textbook and Complementary Services Divisions, respectively, from the fiscal year ended March 31, 2006. Of the $9.1 million increase in Textbook Division intercompany revenues, $2.3 million effectively represents a shift from external customer revenues due to the acquisition of CBA.

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the fiscal year ended March 31, 2007 increased $35.1 million, or 32.5% to $143.1 million from $108.0 million for the fiscal year ended March 31, 2006. Selling, general and administrative expenses as a percentage of revenues were 26.3% and 25.7% for the fiscal years ended March 31, 2007 and 2006, respectively. The increase in selling, general and administrative expenses, which includes a $16.8 million increase in personnel costs (including share-based compensation of $1.0 million attributable to the 4,200 shares of NBC Holdings Corp. nonvested stock issued on March 31, 2006) and a $9.4 million increase in rent, is primarily attributable to our continued growth in the Bookstore Division with the addition of 137 bookstore locations through acquisitions or start-ups since April 1, 2005.

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

    EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA). EBITDA for the fiscal years ended March 31, 2007 and 2006 and the corresponding change in EBITDA were as follows:

                                                                              Change
                                Fiscal Year Ended  Fiscal Year Ended  ------------------------
                                  March 31, 2007     March 31, 2006      Amount     Percentage
                                ----------------- ------------------- ------------- ----------
Bookstore Division                  $ 44,511,202        $ 36,056,380   $ 8,454,822     23.4 %

Textbook Division                     32,210,010          31,938,743       271,267      0.8 %

Complementary Services Division        2,716,144           1,220,529     1,495,615    122.5 %

Corporate Administration             (11,323,483)         (8,012,619)   (3,310,864)    41.3 %
                                ----------------- ------------------- ------------- ----------
                                    $ 68,113,873        $ 61,203,033   $ 6,910,840     11.3 %
                                ================= =================== ============= ==========

    The increase in Bookstore Division EBITDA was primarily due to the acquisition activity noted above and growth in same store sales. The small increase in Textbook Division EBITDA was primarily due to the increase in revenues and relatively stable selling, general and administrative expenses, despite the $0.8 million of costs incurred related to the closure of its California warehouse. The increase in Complementary Services Division EBITDA is attributable to improved results in almost all of its business activities, particularly the systems and distance education businesses, as revenues and gross margin percentage increased; and, although selling, general and administrative expenses increased as well, such expenses were down as a percentage of revenues. Corporate Administration costs increased primarily as a result of $1.0 million in share-based compensation associated with the NBC Holdings Corp. nonvested stock issued on March 31, 2006, $0.9 million in corporate costs related to the acquisition of CBA, and a $0.5 million increase in incentive compensation costs related to the increase in EBITDA.

    EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that a non-GAAP financial measure, EBITDA, is useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also use EBITDA, as defined in those agreements, for certain financial covenants. EBITDA does not represent and should not be considered as an alternative to net cash flows from operating activities as determined by GAAP, and EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA, such as interest, taxes, depreciation and amortization, are significant components in understanding and assessing our financial performance. EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

    The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                                               Fiscal Year Ended    Fiscal Year Ended
                                                March 31, 2007       March 31, 2006
                                               ------------------  -------------------
EBITDA                                             $  68,113,873        $  61,203,033

Adjustments to reconcile EBITDA to net
cash flows from operating activities:

  Share-based compensation                               996,957                    -
  Interest income                                      1,643,598            1,274,836
  Provision for losses on receivables                    834,442              231,497
  Cash paid for interest                             (31,388,513)         (27,874,705)
  Cash paid for income taxes                          (6,551,344)          (9,589,439)
  (Gain) Loss on disposal of assets                         (575)              90,263
  Changes in operating assets and liabilities,
  net of effect of acquisitions (1)                   (6,132,260)          (2,762,253)
                                               ------------------  -------------------
Net Cash Flows from Operating Activities           $  27,516,178        $  22,573,232
                                               ==================  ===================

Net Cash Flows from Investing Activities           $ (32,808,754)       $ (18,122,174)
                                               ==================  ===================

Net Cash Flows from Financing Activities           $   4,892,730        $  (2,292,679)
                                               ==================  ===================

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

    GOODWILL AND INTANGIBLE ASSETS. Our acquisitions of college bookstores result in the application of purchase accounting as of the transaction date. In certain circumstances, our management performs valuations where appropriate to determine the fair value of assets acquired and liabilities assumed. The goodwill in such transactions is determined by calculating the difference between the purchase price and the fair value of net assets acquired. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including Statements of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED; No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS; and No. 144, IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Our evaluation of impairment is based on a combination of our projection of estimated future cash flows and other valuation methodologies. We are required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. We are also required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets.

    ACCRUED INCENTIVES. Our Textbook Division offers certain incentive programs to its customers that allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. The rebates can be redeemed in a number of ways, including to pay for freight charges on textbooks sold to the customer or to pay for certain of products or services we offer through our Complementary Services Division. The customer can also use the rebates to pay for the cost of textbooks sold by the Textbook Division to the customer; however, a portion of the rebates earned by the customer are forfeited if the customer chooses to use rebates in this manner. If the customer fails to comply with the terms of the program, rebates earned during the year are forfeited. Significant judgment is required in estimating the expected level of forfeitures on rebates earned. Although we believe that our estimates of anticipated forfeitures, which are based upon historical experience, are reasonable, actual results could differ from these estimates resulting in an ultimate redemption of rebates which differs from that which is reflected in accrued incentives in the consolidated financial statements.

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

    DERIVATIVE FINANCIAL INSTRUMENTS. We use derivative financial instruments, from time to time, to manage the risk that changes in interest rates will affect the amount of our future interest payments on our variable rate debt. If written documentation designating the derivative financial instrument as a hedge is not in place at inception of the instrument or if the critical terms of the derivative financial instrument do not match the critical terms of the variable rate debt being hedged, we would be required to recognize changes in the fair value of the portion of the derivative financial instrument not qualifying for hedge accounting immediately in earnings.

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

    Effective April 26, 2006, certain amendments were made to the Credit Agreement to allow for the acquisition of CBA, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility from $50.0 million to $65.0 million, and amending certain restrictions and financial covenants. The additional Term Loan borrowings were used to help finance the purchase of all of CBA's outstanding stock, repay CBA's outstanding long-term bank indebtedness, and provide funding for the payment of transaction costs and other liabilities associated with the acquisition. CBA's long-term bank indebtedness, revolving credit facility balance, and the corresponding accrued interest repaid on May 1, 2006 totaled $14.4 million. The modifications to the Credit Agreement resulted in the payment of $0.8 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments.

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

    Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for income tax payments, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC's Revolving Credit Facility. At March 31, 2008, our total indebtedness was $452.2 million, consisting of a $195.1 million Term Loan, $175.0 million of Senior Subordinated Notes, $77.0 million of Senior Discount Notes, and $5.1 million of other indebtedness, including capital lease obligations.

    Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and the Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility's Term Loan, NBC is scheduled to make principal payments totaling approximately $2.0 million in fiscal years 2009-2010 and $191.1 million in fiscal year 2011. These scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards the Term Loan principal balances. There was no excess cash flow obligation for the fiscal years ended March 31, 2008 and 2007. An excess cash flow payment of $1.7 million for the fiscal year ended March 31, 2006 was made in September of 2006.

    Loans under the Senior Credit Facility bear interest at floating rates based upon the borrowing option selected by NBC. On July 15, 2005, NBC entered into an interest rate swap agreement to essentially convert a portion of the variable rate Term Loan into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement was effective as of September 30, 2005 and expires September 30, 2008. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments commencing September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.

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

INVESTING CASH FLOWS

    Our capital expenditures were $7.3 million, $6.5 million and $7.3 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. The annual limitation for fiscal year 2008 was $16.1 million. We expect capital expenditures to be between $8.0 million and $10.0 million for fiscal year 2009.

    Business acquisition and contract-management renewal expenditures were $14.7 million, $25.9 million and $10.8 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. During the fiscal year ended March 31, 2008, 20 bookstore locations were acquired in 14 separate transactions (10 of which were contract-managed locations). During the fiscal year ended March 31, 2007, 118 bookstore locations were acquired in 17 separate transactions (110 of which were contract-managed locations), including the acquisition of CBA's 101 bookstore locations for $18.8 million (net of cash acquired) on May 1, 2006. During the fiscal year ended March 31, 2006, we acquired 13 bookstore locations in 11 separate transactions (6 of which were contract-managed locations). Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.

    During the fiscal years ended March 31, 2008 and 2007, we capitalized $0.3 million and $0.7 million, respectively, in software development costs associated with new software products and enhancements to existing software products.

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

    In addition to the previously mentioned business acquisition and contract-management renewal expenditures, the purchase price of one of the bookstores acquired during the fiscal year ended March 31, 2008 included $0.7 million of contingent consideration, which is paid to the previous owner on a monthly basis and is calculated as a percentage of revenues generated by the acquired bookstore each month. Such payments totaled $41,219 for the fiscal year ended March 31, 2008.

OPERATING CASH FLOWS

    Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). For the fiscal year ended March 31, 2008, weighted-average borrowings under the Revolving Credit Facility approximated $15.2 million, with actual borrowings ranging from a low of no borrowings to a high of $70.0 million. Net cash flows from operating activities for the fiscal year ended March 31, 2008 were $21.1 million, down $6.4 million from $27.5 million for the fiscal year ended March 31, 2007. The decrease in net cash flows from operating activities is due primarily to a $6.5 million increase in income taxes paid during the fiscal year ended March 31, 2008. Fluctuations in certain balances, including receivables and accounts payable, were due in part to the impact of CBA (acquired on May 1, 2006). Net cash flows from operating activities for the fiscal year ended March 31, 2007 were $27.5 million, an increase of $4.9 million from $22.6 million for the fiscal year ended March 31, 2006. This increase in cash flows from operations was in large part due to the significant growth being experienced in our Bookstore Division, primarily resulting from the CBA acquisition.

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

SOURCES OF AND NEEDS FOR CAPITAL

    As of March 31, 2008, NBC could borrow up to $50.2 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at March 31, 2008. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. We expect to renegotiate the terms of our Revolving Credit Facility prior to its expiration on March 4, 2009.

    We believe that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance our current operations, any required excess cash flow payments, cash interest requirements, income tax payments, planned capital expenditures and internal growth for the next twelve months. Future acquisitions, if any, may require additional debt or equity financing.

    NBC Holdings Corp., a Delaware corporation and the Company's parent, and the Company have separate understandings that (a) with respect to each option granted by NBC Holdings Corp., pursuant to its 2004 Stock Option Plan, the Company has granted, and will continue to grant, an option to purchase an equivalent number of shares of its common stock at the same exercise price to NBC Holdings Corp. and (b) with respect to each share of capital stock issued by NBC Holdings Corp., pursuant to its 2005 Restricted Stock Plan, the Company has issued, and will continue to issue, an equivalent number of shares of its common stock at the same purchase price per share to NBC Holdings Corp.

OFF-BALANCE SHEET ARRANGEMENTS

    As of March 31, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

    The following tables present aggregated information as of March 31, 2008 regarding our contractual obligations and commercial commitments:

                                                                        Payments Due by Period
                                                       ---------------------------------------------------------------
              Contractual                                Less Than          2-3              4-5          After 5
              Obligations                  Total           1 Year          Years            Years          Years
------------------------------------- ---------------- --------------- --------------  --------------- ---------------
Long-term debt                          $ 447,433,833    $  2,070,657   $193,179,629     $252,127,935    $     55,612
Interest on long-term debt (1)            130,865,808      34,322,802     64,479,960       32,060,521           2,525
Capital lease obligations                   4,770,173         658,415      1,731,027          982,973       1,397,758
Interest on capital lease obligations       1,552,114         380,920        598,988          311,557         260,649
Operating leases                           80,434,000      17,854,000     27,141,000       17,210,000      18,229,000
Uncertain tax position liabilities                  -               -              -                -               -
Unconditional purchase obligations                  -               -              -                -               -
                                      ---------------- --------------- --------------  --------------- ---------------
  Total                                 $ 665,055,928    $ 55,286,794   $287,130,604     $302,692,986    $ 19,945,544
                                      ================ =============== ==============  =============== ===============

                                                                 Amount of Commitment Expiration Per Period
                                          Total        ---------------------------------------------------------------
            Other Commercial              Amounts         Less Than          2-3              4-5           Over 5
              Commitments                Committed          1 Year          Years            Years          Years
------------------------------------- ---------------- --------------- --------------  --------------- ---------------

Unused line of credit (2)               $  85,000,000    $ 85,000,000   $          -     $          -    $          -
                                      ================ =============== ==============  =============== ===============

(1) Interest on the variable rate debt is estimated based upon implied forward rates in the yield curve at March 31, 2008, as adjusted for the impact of the interest rate swap agreement in place as of March 31, 2008.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

    In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (AN AMENDMENT OF FASB STATEMENT NO. 133). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement becomes effective for us in fiscal year 2010. Our present interest rate swap agreement expires on September 30, 2008; however, our current disclosure format will need to be expanded (particularly as it relates to the specific components of gains and losses on derivative instruments) if we use derivative instruments in the future.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS and SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. SFAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS No. 141 (revised 2007) requires that direct costs associated with an acquisition be expensed as incurred. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Included in SFAS No. 160 is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. These Statements become effective for us in fiscal year 2010. We have not yet determined if SFAS No. 141 (revised 2007) will have a material impact on our consolidated financial statements. SFAS No. 160 is not expected to have a material impact on our consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value, thereby mitigating volatility in reported earnings caused by measuring related assets and liabilities differently. We did not adopt any provisions of this Statement, which became effective for us in fiscal year 2009.

    In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement has been subsequently amended by FASB Staff Position No.'s 157-1 and 157-2 to exclude lease classification or measurement (except in certain instances) from the scope of SFAS No. 157 and to defer the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities. This Statement becomes effective for us partially in fiscal year 2009 and partially in fiscal year 2010. We are reviewing this Statement and have not yet determined the impact, if any, on our consolidated financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    This Annual Report on Form 10-K contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words "may," "believes," "expects," "anticipates," or the negation thereof, or similar expressions, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future results of operations, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: increased competition from other companies that target our markets; increased competition from alternative media and alternative sources of textbooks for students, including digital or other educational content sold directly to students; increased competition for the purchase and sale of used textbooks from student to student transactions; our inability to successfully acquire or contract-manage additional bookstores or to integrate those additional stores; our inability to cost-effectively maintain or increase the number of contract-managed stores; our inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in publisher practices regarding new editions and materials packaged with new textbooks; the loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or our inability to renew or raise additional debt or raise additional equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in this Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $452.2 million in total indebtedness outstanding at March 31, 2008, approximately $195.1 million is subject to fluctuations in the Eurodollar interest rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, NBC entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement at March 31, 2008 was $130.0 million. The interest rate swap agreement expires on September 30, 2008.

    The following table presents quantitative information about our market risk sensitive instruments (the weighted-average variable rates are based on implied forward rates in the yield curve at March 31, 2008):

                                       Fixed Rate Debt                   Variable Rate Debt
                                 -------------------------------  --------------------------------
                                                     Weighted-                          Weighted-
                                                      Average                            Average
                                    Principal         Interest         Principal        Interest
                                    Cash Flows          Rate        Cash Flows (1)        Rate
                                 ----------------  -------------  ------------------  ------------
Fiscal Year Ended March 31:
  2009                             $     702,336          9.35%       $   2,026,736         4.85%
  2010                                   861,983          9.35%           2,026,736         5.25%
  2011                                   972,328          9.35%         191,049,609         6.04%
  2012                               175,649,664          9.35%                   -            -
  2013                                77,461,244         10.94%                   -            -
  Thereafter                           1,453,370          8.36%                   -            -
                                 ----------------  -------------  ------------------  ------------
    Total                          $ 257,100,925          9.46%       $ 195,103,081         5.38%
                                 ================  =============  ==================  ============

  Fair Value                       $ 231,476,000             -        $ 195,103,081            -
                                 ================                 ==================


                                                Interest Rate Swap
                                 ---------------------------------------------------
                                                    Weighted-         Weighted-
                                    Average          Average           Average
                                    Notional         Receive             Pay
                                    Amounts            Rate             Rate
                                 ----------------  -------------  ------------------
Fiscal Year Ended March 31:
  2009                             $  65,000,000          2.63%               4.34%
                                 ================  =============  ==================


  Fair Value ("out-of-the-money")  $  (1,119,000)            -                   -
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

   Certain quantitative market risk disclosures have changed since March 31, 2007 as a result of market fluctuations, movement in interest rates, a new capital lease obligation, and principal payments. The following table presents summarized market risk information (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):


                                                   March 31,      March 31,
                                                      2008           2007
                                                 --------------  -------------
Fair Values:
  Fixed rate debt                                  $231,476,000  $ 247,405,000
  Variable rate debt                                195,103,081    197,021,472
  Interest rate swap - "in-the-money"
  ("out-of-the-money")                               (1,119,000)     1,301,000

Overall Weighted-Average Interest Rates:
  Fixed rate debt                                         9.46%          9.44%
  Variable rate debt                                      5.38%          7.39%
  Interest rate swap receive rate                         2.63%          4.95%
  Interest rate swap pay rate                             4.34%          4.34%

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF NBC ACQUISITION CORP.

  Report of Independent Registered Public Accounting Firm                     36

  Consolidated Balance Sheets as of March 31, 2008 and March 31, 2007         37

  Consolidated Statements of Operations for the Years
  Ended March 31, 2008, 2007 and 2006                                         38

  Consolidated Statements of Stockholders' Equity for the Years
  Ended March 31, 2008, 2007 and 2006                                         39

  Consolidated Statements of Cash Flows for the Years Ended
  March 31, 2008, 2007 and 2006                                               40

  Notes to Consolidated Financial Statements                                  41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NBC Acquisition Corp.
Lincoln, Nebraska

    We have audited the accompanying consolidated balance sheets of NBC Acquisition Corp. and subsidiary as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NBC Acquisition Corp. and subsidiary as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP

Lincoln, Nebraska
June 27, 2008

NBC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------

                                                                March 31,     March 31,
                                                                  2008          2007
                                                             ------------- --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $  29,326,456  $  32,982,876
  Receivables, net                                             57,396,508     54,949,070
  Inventories                                                  99,011,087     94,548,706
  Deferred income taxes                                         6,058,093      5,261,114
  Prepaid expenses and other assets                             2,539,077      1,993,644
                                                            -------------- --------------
    Total current assets                                      194,331,221    189,735,410

PROPERTY AND EQUIPMENT, net of depreciation & amortization     45,066,180     43,078,109

GOODWILL                                                      320,367,273    311,606,364

IDENTIFIABLE INTANGIBLES, net of amortization                 134,809,217    139,824,716

DEBT ISSUE COSTS, net of amortization                           6,396,240      8,456,216

OTHER ASSETS                                                    2,394,267      4,303,947
                                                            -------------- --------------
                                                            $ 703,364,398  $ 697,004,762
                                                            ============== ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $  28,631,029  $  28,505,138
  Accrued employee compensation and benefits                   12,100,640     14,213,001
  Accrued interest                                              2,150,225        710,800
  Accrued incentives                                            7,108,857      6,983,262
  Accrued expenses                                              3,172,122      2,334,239
  Income taxes payable                                            847,370      3,253,074
  Deferred revenue                                                862,994        898,666
  Current maturities of long-term debt                          2,070,657      1,957,854
  Current maturities of capital lease obligations                 658,415        490,815
                                                            -------------- --------------
    Total current liabilities                                  57,602,309     59,346,849

LONG-TERM DEBT, net of current maturities                     445,363,176    439,945,523

CAPITAL LEASE OBLIGATIONS, net of current maturities            4,111,758      2,704,268

OTHER LONG-TERM LIABILITIES                                     4,467,504      2,983,350

DEFERRED INCOME TAXES                                          45,648,846     51,779,894

COMMITMENTS (Note H)

STOCKHOLDERS' EQUITY:
  Common stock, voting, authorized 5,000,000 shares of
  $.01 par value; issued and outstanding 554,094 shares             5,541          5,541
  Additional paid-in capital                                  111,098,666    111,028,177
  Note receivable from stockholder                                (97,517)       (97,504)
  Retained earnings                                            35,912,115     28,695,664
  Accumulated other comprehensive income (loss)                  (748,000)       613,000
                                                            -------------- --------------
    Total stockholders' equity                                146,170,805    140,244,878
                                                            -------------- --------------
                                                            $ 703,364,398  $ 697,004,762
                                                            ============== ==============

See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------

                                                          Year Ended      Year Ended      Year Ended
                                                          March 31,       March 31,        March 31,
                                                             2008            2007            2006
                                                         -------------   -------------   -------------
REVENUES, net of returns                                $ 581,247,786   $ 544,427,964   $ 420,107,899

COSTS OF SALES (exclusive of depreciation shown below)    354,139,474     332,443,991     250,914,049
                                                        --------------  --------------  --------------
  Gross profit                                            227,108,312     211,983,973     169,193,850

OPERATING EXPENSES:
  Selling, general and administrative                     157,193,426     143,095,625     107,990,817
  Closure of California Warehouse                             (36,057)        774,475               -
  Depreciation                                              7,208,504       5,915,758       4,912,731
  Amortization                                             10,443,335       9,613,598       8,762,398
                                                        --------------  --------------  --------------
                                                          174,809,208     159,399,456     121,665,946
                                                        --------------  --------------  --------------

INCOME FROM OPERATIONS                                     52,299,104      52,584,517      47,527,904
                                                        --------------  --------------  --------------
OTHER EXPENSES (INCOME):
  Interest expense                                         41,659,028      40,410,094      35,930,981
  Interest income                                          (1,332,497)     (1,643,598)     (1,274,836)
  (Gain) Loss on derivative financial instrument              198,000         225,000        (525,000)
                                                        --------------  --------------  --------------
                                                           40,524,531      38,991,496      34,131,145
                                                        --------------  --------------  --------------

INCOME BEFORE INCOME TAXES                                 11,774,573      13,593,021      13,396,759

INCOME TAX EXPENSE                                          4,558,122       5,699,634       5,526,552
                                                        --------------  --------------  --------------
NET INCOME                                              $   7,216,451   $   7,893,387   $   7,870,207
                                                        ==============  ==============  ==============
EARNINGS PER SHARE:
  Basic                                                 $       13.02   $       14.25   $       14.32
                                                        ==============   =============  ==============
  Diluted                                               $       12.61   $       13.89   $       14.00
                                                        ==============   =============  ==============



See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                               Note                      Accumulated
                                            Additional      Receivable                      Other
                                  Common      Paid-in          From         Retained     Comprehensive                Comprehensive
                                   Stock      Capital       Stockholder     Earnings     Income (Loss)      Total         Income
                                  --------  -----------   -------------- -------------- --------------- -------------  -------------
BALANCE, April 1, 2005            $ 5,493  $ 110,963,897    $ (92,675)     $ 12,932,070   $        -    $ 123,808,785

Payment on stockholder note             -              -        4,869                 -            -            4,869   $         -

Interest accrued on
stockholder note                        -              -       (4,829)                -            -           (4,829)            -

Net income                              -              -            -         7,870,207            -        7,870,207     7,870,207

Issuance of 4,840 shares of
common stock                           48         44,280            -                 -            -           44,328             -

Tax benefit arising from exercise
of 640 stock options                    -         20,000            -                 -            -           20,000             -

Other comprehensive income,
net of taxes:

  Unrealized gain on interest
  rate swap agreement, net of
  taxes of $894,000                     -              -            -                 -    1,414,000        1,414,000     1,414,000
                                  -------- -------------   ------------    ------------- -------------   -------------  ------------
BALANCE, March 31, 2006             5,541    111,028,177      (92,635)       20,802,277    1,414,000      133,157,360   $ 9,284,207
                                                                                                                        ============

Interest accrued on
stockholder note                        -              -       (4,869)                -            -           (4,869)  $         -

Net income                              -              -            -         7,893,387            -        7,893,387     7,893,387

Other comprehensive loss,
net of taxes:

  Unrealized loss on interest
  rate swap agreement, net of
  taxes of $506,000                     -              -            -                 -     (801,000)        (801,000)     (801,000)
                                 -------- --------------  ------------    ------------- -------------   -------------   ------------
BALANCE, March 31, 2007             5,541    111,028,177      (97,504)       28,695,664      613,000      140,244,878   $ 7,092,387
                                                                                                                        ============
Payment on stockholder note             -              -        4,869                 -            -            4,869   $         -

Interest accrued on
stockholder note                        -              -       (4,882)                -            -           (4,882)            -

Net income                              -              -            -         7,216,451            -        7,216,451     7,216,451

Share-based compensation
attributable  to stock options          -         70,489            -                 -            -           70,489             -

Other comprehensive loss,
net of taxes:

  Unrealized loss on interest
  rate swap agreement, net of
  taxes of $861,000                     -              -            -                 -   (1,361,000)      (1,361,000)   (1,361,000)
                                  -------- -------------   ------------    ------------- -------------  --------------  ------------
BALANCE, March 31, 2008           $ 5,541  $ 111,098,666    $ (97,517)     $ 35,912,115   $ (748,000)   $ 146,170,805   $ 5,855,451
                                  ======== =============   ============    ============= =============  ==============  ============


See notes to consolidated financial statements.

NBC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------


                                                                      Year Ended      Year Ended      Year Ended
                                                                       March 31,       March 31,       March 31,
                                                                         2008            2007            2006
                                                                     --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  7,216,451    $  7,893,387    $  7,870,207
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Share-based compensation                                             1,040,599         996,957               -
    Provision for losses on receivables                                    468,007         834,442         231,497
    Depreciation                                                         7,208,504       5,915,758       4,912,731
    Amortization                                                        12,538,311      11,552,357      10,476,721
    Original issue debt discount amortization                            7,488,308       7,058,753       6,341,953
    (Gain) Loss on derivative financial instrument                         198,000         225,000        (525,000)
    (Gain) Loss on disposal of assets                                      284,891            (575)         90,263
    Deferred income taxes                                               (6,067,027)     (4,620,980)     (2,085,907)
    Changes in operating assets and liabilities,
    net of effect of acquisitions:
      Receivables                                                       (2,920,327)     (9,924,934)     (7,012,834)
      Inventories                                                       (1,425,783)     (3,566,490)         99,541
      Recoverable income taxes                                                   -       1,438,819      (1,438,819)
      Prepaid expenses and other assets                                   (545,433)       (219,494)     (1,017,502)
      Other assets                                                         490,219        (714,295)        396,569
      Accounts payable                                                  (1,098,060)      5,123,589       3,351,602
      Accrued employee compensation and benefits                        (2,112,361)      2,617,465       1,895,832
      Accrued interest                                                     320,425          24,069               -
      Accrued incentives                                                   125,595        (576,234)       (201,800)
      Accrued expenses                                                     837,883       1,226,030        (157,122)
      Income taxes payable                                              (2,405,704)      2,330,451        (538,161)
      Deferred revenue                                                     (35,672)        184,243        (328,237)
      Other long-term liabilities                                         (506,193)       (282,140)        211,698
                                                                     --------------  --------------  --------------
        Net cash flows from operating activities                        21,100,633      27,516,178      22,573,232

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (7,260,909)     (6,543,074)     (7,311,694)
  Acquisitions, net of cash acquired                                   (14,681,655)    (25,873,662)    (10,848,509)
  Proceeds from sale of property and equipment                              36,385         313,505          38,029
  Software development costs                                              (272,981)       (705,523)              -
                                                                     --------------  --------------  --------------
        Net cash flows from investing activities                       (22,179,160)    (32,808,754)    (18,122,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                       -      24,000,000               -
  Proceeds from issuance of common stock                                         -               -              42
  Payment of financing costs                                                     -        (964,774)       (248,813)
  Principal payments on long-term debt                                  (1,957,852)     (3,821,172)     (1,832,143)
  Principal payments on capital lease obligations                         (624,910)       (390,205)       (260,920)
  Proceeds from exercise of stock options                                        -               -          44,286
  Net decrease in revolving credit facility                                      -     (13,931,119)              -
  Proceeds from payment on note receivable from stockholder                  4,869               -           4,869
                                                                      --------------  --------------  --------------
        Net cash flows from financing activities                        (2,577,893)      4,892,730      (2,292,679)
                                                                     --------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (3,656,420)       (399,846)      2,158,379

CASH AND CASH EQUIVALENTS, Beginning of period                          32,982,876      33,382,722      31,224,343
                                                                     --------------  --------------  --------------

CASH AND CASH EQUIVALENTS, End of period                              $ 29,326,456    $ 32,982,876    $ 33,382,722
                                                                     ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest                                                          $ 31,755,319    $ 31,388,513    $ 27,874,705
    Income taxes                                                        13,030,853       6,551,344       9,589,439
  Noncash investing and financing activities:
    Property acquired through capital leases                          $  2,200,000    $  1,079,000    $          -
    Accumulated other comprehensive income (loss):
      Unrealized gain (loss) on interest rate
      swap agreement, net of income taxes                               (1,361,000)       (801,000)      1,414,000

      Deferred taxes resulting from unrealized gain
      (loss) on interest rate swap agreement                              (861,000)       (506,000)        894,000

  Tax benefit on exercise of stock options                                       -               -          20,000
  Other intangible agreement to be paid over three years                 1,585,407               -               -
  Contingent consideration associated with bookstore acquisition           700,000               -               -

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

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The significant accounting policies of the Company and its subsidiary are as follows:

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and NBC. All intercompany balances and transactions are eliminated in consolidation.

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

    SHIPPING AND HANDLING FEES AND COSTS: Amounts billed to a customer for shipping and handling have been classified as revenues in the consolidated statements of operations and approximated $5.7 million, $3.3 million and $3.2 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Shipping and handling costs are included in operating expenses in the consolidated statements of operations and approximated $9.9 million, $7.4 million and $7.4 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

    SALES TAX COLLECTIONS: Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for by the Company on a net basis, with no impact on revenues and any differences between amount collected and amount remitted being recorded in selling, general and administrative expenses.

    ADVERTISING: Advertising costs are expensed as incurred and approximated $7.3 million, $7.3 million and $5.9 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

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

    IDENTIFIABLE INTANGIBLES - DEVELOPED TECHNOLOGY: The Company's primary activities regarding the internal development of software revolve around its proprietary college bookstore information technology (PRISM and WinPRISM) and e-commerce technology (WebPRISM), which are used by the Company's Bookstore Division and also marketed to the general public. As this software developed internally is intended for both internal use and sale to external customers, the Company adheres to the guidance in Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED as required by Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE.

    Development costs included in the research and development of new software products and enhancements to existing software products associated with the Company's proprietary college bookstore information technology and e-commerce technology are expensed as incurred until technological feasibility has been established. After technological feasibility is established, additional development costs are capitalized and amortized on a straight-line basis over the lesser of six years or the economic life of the related product. Recoverability of such capitalized costs is evaluated based upon estimates of future undiscounted cash flows. There were no impairment losses recognized during the periods presented.

    Development costs also include the development of new software products and enhancements to existing software products used solely for internal purposes. Such costs are expensed until the preliminary project stage is completed and the project has been authorized by management, at which point subsequent costs are capitalized until the project is substantially complete and ready for its intended use. These costs, capitalization of which totaled $0.3 million and $0.7 million for the fiscal years ended March 31, 2008 and 2007, respectively, are amortized on a straight-line basis over a period of six years.

    Amortization of the capitalized costs associated with developed technology totaled $2.0 million, $1.9 million and $1.9 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

    IDENTIFIABLE INTANGIBLES - COVENANTS NOT TO COMPETE: The identifiable intangible asset for covenants not to compete represents the value assigned to such agreements, which are typically entered into with the owners of college bookstores acquired by the Company. This identifiable intangible is amortized on a straight-line basis over the term of the agreement, which ranges from 3 to 15 years.

    IDENTIFIABLE INTANGIBLES - CONTRACT-MANAGED ACQUISITION COSTS: The identifiable intangible asset for contract-managed acquisition costs generally represents payments made at the time of contract signing or renewal to institutions that contract with NBC to manage the on-campus bookstore. This identifiable intangible is amortized on a straight-line basis over the term of the agreements, which range from 1 to 15 years.

    IDENTIFIABLE INTANGIBLES - OTHER: The other identifiable intangible asset relates to an agreement whereby NBC agreed to pay $1.7 million over a period of 3 years to a software company in return for certain rights related to that company's products that are designed to enhance web-based sales. This identifiable intangible is amortized on a straight-line basis over the 3 year base term of the agreement.

    DEBT ISSUE COSTS: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt. Accumulated amortization of such costs as of March 31, 2008 and 2007 was approximately $7.5 million and $5.4 million, respectively.

    DERIVATIVE FINANCIAL INSTRUMENTS: Interest rate swap agreements are used by the Company to reduce exposure to fluctuations in the interest rates on NBC's variable rate debt. Such agreements are recorded in the consolidated balance sheet at fair value. Changes in the fair value of the agreements are recorded in earnings or other comprehensive income (loss), based on whether the agreements are designated as part of the hedge transaction and whether the agreements are effective in offsetting the change in the value of the interest payments attributable to NBC`s variable rate debt.

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of March 31, 2008 and 2007, because of the relatively short maturity of these instruments. The fair value of long-term debt, including the current maturities, was approximately $426.6 million and $444.4 million as of March 31, 2008 and 2007, respectively, as determined by quoted market values and prevailing interest rates for similar debt issues. The fair value of the interest rate swap agreement, which was "out-of-the-money" and totaled a loss of $1.1 million as of March 31, 2008 and "in-the-money" and totaled a gain of $1.3 million as of March 31, 2007, is determined by calculating the net present value of estimated future payments between NBC and its counterparty.

    SHARE-BASED COMPENSATION: On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123R"). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure and recognize the cost of such services based on the grant-date fair value of the award. This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), and supersedes Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO Employees, thereby eliminating the intrinsic value method of accounting for share-based compensation by the Company for transactions occurring after March 31, 2006.

    The Company accounts for its share-based compensation arising from transactions occurring prior to April 1, 2006 under the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations utilizing the intrinsic value method. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for share-based employee compensation plans. For purposes of measuring share-based compensation, the Company is considered a nonpublic entity as defined in SFAS No. 123R. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of accounting for options granted prior to April 1, 2006 and used the minimum value method for pro forma disclosure of the impact of SFAS No. 123 prior to the adoption of SFAS No. 123R.

    NONVESTED STOCK: Under the NBC Holdings Corp. 2005 Restricted Stock Plan, 4,200 shares of NBC Holdings Corp. capital stock may be and were issued on March 31, 2006 for $0.01 per share to certain officers and directors of the Company. Certain restrictions limit the sale or transfer of these shares (as more fully described in Note N to the consolidated financial statements). Such shares are subject to both call rights on behalf of NBC Holdings Corp. and put rights on behalf of the officers and directors once vested (as more fully described in Note N to the consolidated financial statements). The shares vest on September 30, 2010 (the "vesting date"). Due to the existence of the put rights, share-based compensation will be recognized from March 31, 2006 until the vesting date and recorded as "other long-term liabilities" in the consolidated balance sheets.

    INCOME TAXES: The Company provides for deferred income taxes based upon temporary differences between financial statement and income tax bases of assets and liabilities, and tax rates in effect for periods in which such temporary differences are estimated to reverse.

    The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY TO INCOME TAXES" (FIN 48) on April 1, 2007. Under FIN 48, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company's tax returns that do not meet these recognition and measurement standards. The adoption of FIN 48 had no impact on the Company's consolidated financial statements. Although the statute of limitations varies by state, generally starting with fiscal year 2003, tax years remain open and subject to examination by either the Internal Revenue Service or a number of states where the Company does business. Interest and penalties associated with underpayments of income taxes are classified in the consolidated statements of operations as income tax expense.

    EARNINGS PER SHARE: Basic earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any.

    COMMON STOCK SHARES ISSUED AND OUTSTANDING: Changes in the number of shares of Common Stock issued and outstanding are as follows:

                                                          Common Stock
                                                          Shares Issued
                                                         and Outstanding
                                                         ---------------

BALANCE, April 1, 2005                                         549,254

  Issuance of common stock under restricted stock plan           4,200

  Issuance of common stock upon exercise of stock options          640
                                                          --------------
BALANCE, March 31, 2006                                        554,094

  Common stock transactions                                          -
                                                          --------------
BALANCE, March 31, 2007                                        554,094

  Common stock transactions                                          -
                                                          --------------
BALANCE, March 31, 2008                                        554,094
                                                          ==============

    COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) includes net income and other comprehensive income (losses). Other comprehensive income (losses) consists of unrealized gains (losses) on the interest rate swap agreement, net of taxes.

    ACCOUNTING STANDARDS NOT YET ADOPTED: In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (AN AMENDMENT OF FASB STATEMENT NO. 133). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement becomes effective in fiscal year 2010. NBC's present interest rate swap agreement expires on September 30, 2008; however, the current disclosure format will need to be expanded (particularly as it relates to the specific components of gains and losses on derivative instruments) if derivative instruments are used in the future.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS and SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. SFAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS No. 141 (revised 2007) requires that direct costs associated with an acquisition be expensed as incurred. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Included in SFAS No. 160 is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. These Statements become effective for the Company in fiscal year 2010. Management has not yet determined if SFAS No. 141 (revised 2007) will have a material impact on its consolidated financial statements. SFAS No. 160 is not expected to have a material impact on the Company's consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value, thereby mitigating volatility in reported earnings caused by measuring related assets and liabilities differently. The Company did not adopt any provisions of this Statement, which became effective for the Company in fiscal year 2009.

    In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement has been subsequently amended by FASB Staff Position No.'s 157-1 and 157-2 to exclude lease classification or measurement (except in certain instances) from the scope of SFAS No. 157 and to defer the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities. This Statement becomes effective for the Company partially in fiscal year 2009 and partially in fiscal year 2010. Management has not yet determined if the Statement will have a material impact on its consolidated financial statements.

C.  RECEIVABLES

    Receivables are summarized as follows:

                                                           March 31,
                                                 ------------------------------
                                                      2008          2007
                                                 --------------  --------------
Trade receivables, less allowance for doubtful
accounts of $1,033,360 and $1,100,360 at
March 31, 2008 and 2007, respectively             $ 24,992,495    $ 27,836,739
Receivables from book publishers for returns        25,096,497      20,875,916
Advances for book buy-backs                          3,773,634       4,855,202
Other                                                3,533,882       1,381,213
                                                 --------------  --------------
                                                  $ 57,396,508    $ 54,949,070
                                                 ==============  ==============

   Trade receivables include the effect of estimated product returns. The amount of estimated product returns at March 31, 2008 and 2007 was $5.3 million and $5.0 million, respectively.

D.  INVENTORIES

    Inventories are summarized as follows:

                                                March 31,
                                     -------------------------------
                                         2008            2007
                                     --------------  ---------------
Bookstore Division                    $ 65,769,314     $ 61,297,777
Textbook Division                       30,575,106       30,323,636
Complementary Services Division          2,666,667        2,927,293
                                     --------------  ---------------
                                      $ 99,011,087     $ 94,548,706
                                     ==============  ===============

    Textbook Division inventories include the effect of estimated product returns. The amount of estimated product returns at March 31, 2008 and 2007 was $2.4 million and $2.3 million, respectively.

    General and administrative costs associated with the storage and handling of inventory approximated $10.4 million and $10.8 million for the fiscal years ended March 31, 2008 and 2007, respectively, of which $2.4 million and $2.5 million was capitalized into inventory at March 31, 2008 and 2007, respectively.

E.  PROPERTY AND EQUIPMENT

    A summary of the cost of property and equipment follows:

                                                            March 31,
                                                 -----------------------------
                                                      2008            2007
                                                 --------------  --------------
Land                                              $  3,565,382    $  3,565,382
Buildings and improvements                          25,028,868      21,956,795
Leasehold improvements                              10,376,770       8,962,778
Furniture and fixtures                              13,750,380      12,269,822
Information systems                                 12,831,900      10,713,109
Automobiles and trucks                                 234,620         221,046
Machinery                                              374,074         357,241
Projects in process                                  1,282,801         705,735
                                                 --------------  --------------
                                                    67,444,795      58,751,908
Less:  Accumulated depreciation & amortization     (22,378,615)    (15,673,799)
                                                 --------------  --------------
                                                  $ 45,066,180    $ 43,078,109
                                                 ==============  ==============

F.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES

    As discussed in Note A, on March 4, 2004, Weston Presidio acquired the controlling interest in the Company through a series of steps which resulted in Weston Presidio owning a substantial majority of the Company's common stock. The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to the Company and NBC as of the date of the transaction. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair values, as determined in part using an independent third-party appraisal. The allocation of the excess purchase price included establishing identifiable intangibles for customer relationships of $114.8 million and tradename of $31.3 million; adjusting the carrying value of developed technology at March 4, 2004 to a fair value of $11.4 million; and adjusting the carrying value of goodwill at March 4, 2004 to a fair value of $269.1 million, of which $25.3 million is deductible for income tax purposes. The weighted-average amortization period for the identifiable intangibles subject to amortization is
18.7 years, including 20 years for customer relationships and 6 years for developed technology.

    For the fiscal year ended March 31, 2008, 20 bookstore locations were acquired in 14 separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $14.3 million, of which $8.8 million was assigned to tax-deductible goodwill, $1.9 million was assigned to covenants not to compete with amortization periods of three years, and $0.6 million was assigned to contract-managed acquisition costs with amortization periods of up to five years. Included in the total purchase price, net of cash acquired, is $0.7 million of contingent consideration associated with one of the bookstores acquired, which will be paid to the previous owner on a monthly basis and is calculated as a percentage of revenues generated by the acquired bookstore each month. Payments of contingent consideration totaled $41,219 for the fiscal year ended March 31, 2008.

    NBC also incurred $0.7 million in contract-managed acquisition costs with amortization periods of up to ten years associated with the renewal of 12 contract-managed locations during the fiscal year ended March 31, 2008.

    Effective September 1, 2007, NBC entered into an agreement whereby it agreed to pay $1.7 million over a period of 3 years to a software company in return for certain rights related to that company's products that are designed to enhance web-based sales. This other identifiable intangible is being amortized on a straight-line basis over the 3 year base term of the agreement. The asset and corresponding liability were recorded based upon the present value of the future payments assuming an imputed interest rate of 6.7%, resulting in a discount of $0.1 million which will be recorded as interest expense over the base term of the agreement utilizing the effective interest method of accounting.

    On May 1, 2006, NBC acquired 101 college bookstore locations, 98 of which were contract-managed, through the acquisition of all of the outstanding stock of CBA. The total purchase price, net of cash acquired, of this stock acquisition was $18.8 million, of which $15.5 million was assigned to non tax-deductible goodwill, $0.6 million was assigned to covenants not to compete with amortization periods of up to fifteen years, and $1.0 million was assigned to contract-managed acquisition costs with amortization periods of up to eight years. Additionally, for the fiscal year ended March 31, 2007, another 17 bookstore locations were acquired in 16 separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $6.4 million, of which $3.1 million was assigned to tax-deductible goodwill, $0.5 million was assigned to covenants not to compete with amortization periods of three years, and $0.4 million was assigned to contract-managed acquisition costs with amortization periods of up to four years. Finally, NBC incurred $0.6 million in contract-managed acquisition costs with amortization periods of up to eleven years associated with renewals of certain contract-managed locations during the fiscal year ended March 31, 2007.

    The changes in the carrying amount of goodwill, in total and by reportable segment, are as follows:


                              Bookstore        Corporate
                               Division      Administration       Total
                            --------------  ---------------  ---------------
Balance, April 1, 2006       $ 23,987,967    $ 269,061,875    $ 293,049,842

  Additions to goodwill:

    Bookstore acquisitions     18,556,522                -       18,556,522

                            --------------  ---------------  ---------------
Balance, March 31, 2007        42,544,489      269,061,875      311,606,364

  Additions to goodwill:

    Bookstore acquisitions      8,760,909                -        8,760,909

                            --------------  ---------------  ---------------
Balance, March 31, 2008      $ 51,305,398    $ 269,061,875    $ 320,367,273
                            ==============  ===============  ===============

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

    The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

                                                       March 31, 2008
                                      ------------------------------------------------
                                          Gross                              Net
                                         Carrying       Accumulated       Carrying
                                          Amount        Amortization       Amount
                                      --------------- ---------------- ---------------
 Customer relationships                $ 114,830,000    $ (23,444,140)  $  91,385,860
 Developed technology                     12,452,254       (7,950,631)      4,501,623
 Covenants not to compete                  7,451,032       (3,546,939)      3,904,093
 Contract-managed acquisition costs        3,652,771       (1,232,261)      2,420,510
 Other                                     1,585,407         (308,276)      1,277,131
                                      --------------- ---------------- ---------------
                                       $ 139,971,464    $ (36,482,247)  $ 103,489,217
                                      =============== ================ ===============

                                                       March 31, 2007
                                      ------------------------------------------------
                                          Gross                              Net
                                         Carrying       Accumulated       Carrying
                                          Amount        Amortization       Amount
                                      --------------- ---------------- ---------------
 Customer relationships                $ 114,830,000    $ (17,702,620)  $  97,127,380
 Developed technology                     12,179,273       (5,908,519)      6,270,754
 Covenants not to compete                  5,794,584       (2,357,767)      3,436,817
 Contract-managed acquisition costs        2,264,100         (594,335)      1,669,765
                                      --------------- ---------------- ---------------
                                       $ 135,067,957    $ (26,563,241)  $ 108,504,716
                                      =============== ================ ===============

    Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

                                                           Amortization
                                                             Expense
                                                         -----------------

Fiscal year ended March 31, 2008                             $ 10,443,335
Fiscal year ended March 31, 2007                                9,613,598
Fiscal year ended March 31, 2006                                8,762,398

Estimated amortization expense for the fiscal years
ending March 31:
  2009                                                       $ 10,799,000
  2010                                                          9,990,000
  2011                                                          7,055,000
  2012                                                          6,249,000
  2013                                                          6,047,000

    Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000. The tradename was determined to have an indefinite life based on NBC's current intentions. NBC periodically reviews the underlying factors relative to this intangible asset. If factors were to change that would indicate the need to assign a definite life to this asset, NBC would do so and commence amortization.

G.  LONG-TERM DEBT

    Details regarding each of the instruments of indebtedness of the Company are provided in the following table:

                                                                        March 31,
                                                              --------------------------------
                                                                   2008             2007
Term Loan due March 4, 2011, principal and interest
payments due  quarterly, interest accrues at a
floating rate based on Eurodollar  rate plus an
applicable margin percent (5.13% and 7.83%, as reset
on March 31, 2008 and March 30, 2007, respectively)            $195,103,081      $197,021,472

Senior Subordinated Notes, unsecured, principal due on
March 15, 2012, interest  payments accrue at a fixed
rate of 8.625% and are payable semi-annually on
March 15 and September 15 beginning September 15, 2004          175,000,000       175,000,000

Senior Discount Notes, unsecured, net of a discount of
$7,488,308 at March 31, 2007, principal due on
 March 15, 2013, interest accretes at a rate of 11.0%
to a face amount of $77.0 million on March 15, 2008,
interest paymments accrue beginning March 15, 2008 at
a fixed rate of 11.0% and are payable semi-annually
on March 15 and September 15 beginning September 15, 2008        77,000,000        69,511,692

Mortgage note payable with an insurance company assumed
with the acquisition of a bookstore facility, due
 December 1, 2013, monthly payments of $6,446 including
interest at 10.75%                                                  330,752           370,213
                                                              --------------    --------------
                                                                447,433,833       441,903,377
Less current maturities of long-term debt                        (2,070,657)       (1,957,854)
                                                              --------------    --------------
Long-term debt                                                 $445,363,176      $439,945,523
                                                              ==============    ==============

    Indebtedness at March 31, 2008 includes an amended and restated bank-administered senior credit facility (the "Senior Credit Facility") provided to NBC through a syndicate of lenders, consisting of a $204.0 million term loan (the "Term Loan", which includes both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and an $85.0 million revolving credit facility (the "Revolving Credit Facility"); $175.0 million of 8.625% senior subordinated notes (the "Senior Subordinated Notes") issued by NBC; $77.0 million of 11.0% senior discount notes (the "Senior Discount Notes") issued at a discount of $27.0 million, and other indebtedness. The Revolving Credit Facility expires on March 4, 2009. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $85.0 million. The calculated borrowing base at March 31, 2008 was $50.2 million. The Revolving Credit Facility was unused at March 31, 2008.

    The interest rate on the Term Loan is Prime plus an applicable margin of up to 1.5% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.5%. The Revolving Credit Facility interest rate is Prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.75%. Additionally, there is a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The average borrowings under the Revolving Credit Facility for the fiscal years ended March 31, 2008 and 2007 were $15.2 million and $15.7 million at an average rate of 8.8% and 9.2%, respectively.

    The Senior Credit Facility is collateralized by substantially all of the Company's assets. The Senior Credit Facility also stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the "Credit Agreement"), as most recently amended on March 30, 2007 and most recently restated on March 4, 2004, shall be applied towards prepayment of the Term Loan. There was no excess cash flow obligation for the fiscal years ended March 31, 2008 and 2007.

    The Senior Credit Facility requires NBC to maintain certain financial ratios and contains a number of other covenants that among other things, restrict the ability to incur additional indebtedness, dispose of assets, make capital expenditures, make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per year and any taxes owed by the Company. NBC was compliant with such covenants at March 31, 2008.

    The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012. The Senior Discount Notes, which became fully-accreted on March 15, 2008, pay cash interest semi-annually commencing September 15, 2008 and mature on March 15, 2013.

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

    Effective March 30, 2007, certain amendments were made to the Credit Agreement to, among other things, increase the Revolving Credit Facility from $65.0 million to $85.0 million and modify the definition of EBITDA to exclude certain one time charges, recorded in fiscal year 2007, for purposes of the debt covenant calculations. The additional availability of borrowings under the Revolving Credit Facility allow for the continued pursuit of opportunities to expand NBC's chain of bookstores across the country. The modifications to the Credit Agreement resulted in the payment of $0.2 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the Revolving Credit Facility.

    Effective April 26, 2006, certain amendments were made to the Credit Agreement to allow for the acquisition of CBA, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility from $50.0 million to $65.0 million, and amending certain restrictions and financial covenants. The additional Term Loan borrowings were used to help finance the purchase of all of CBA's outstanding stock, repay CBA's outstanding long-term bank indebtedness, and provide funding for the payment of transaction costs and other liabilities associated with the acquisition. CBA's long-term bank indebtedness, revolving credit facility balance, and the corresponding accrued interest repaid on May 1, 2006 totaled $14.4 million. The modifications to the Credit Agreement resulted in the payment of $0.8 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments.

    At March 31, 2008, the aggregate maturities of long-term debt for the next five fiscal years were as follows:

         Fiscal
          Year
      -----------

         2009         $  2,070,657
         2010            2,075,617
         2011          191,104,012
         2012          175,060,548
         2013           77,067,387

H.  LEASES AND OTHER COMMITMENTS

    NBC has 7 bookstore facility leases classified as capital leases. These leases expire at various dates through fiscal year 2018 and contain options to renew for periods of up to ten years. Capitalized leased property included in property and equipment was $4.1 million at March 31, 2008, net of accumulated depreciation.

    The Company also leases bookstore facilities and data processing equipment under noncancelable operating leases expiring at various dates through fiscal year 2022, many of which contain options to renew for periods of up to ten years. Certain of the leases are based on a percentage of sales, ranging from 0.0% to 14.6%.

    Future minimum capital lease payments and aggregate minimum lease payments under noncancelable operating leases for the fiscal years ending March 31 are as follows:

                                                  Capital         Operating
Fiscal Year                                        Leases           Leases
                                               -------------- ---------------
2009                                             $ 1,039,335    $ 17,854,000
2010                                               1,155,450      14,855,000
2011                                               1,174,565      12,286,000
2012                                                 764,607       9,991,000
2013                                                 529,923       7,219,000
Thereafter                                         1,658,407      18,229,000
                                               -------------- ---------------
Total minimum lease payments                       6,322,287    $ 80,434,000
                                                              ===============
Less amount representing interest at 9.3%         (1,552,114)
                                               --------------
Present value of minimum lease payments            4,770,173
Less obligations due within one year                (658,415)
                                               --------------
Long-term obligations                            $ 4,111,758
                                               ==============

    Total rent expense for the fiscal years ended March 31, 2008, 2007 and 2006 was $29.7 million, $26.5 million and $17.1 million, respectively. Percentage rent expense for the fiscal years ended March 31, 2008, 2007 and 2006 was approximately $9.3 million, $8.4 million and $2.6 million, respectively.

I.  DERIVATIVE FINANCIAL INSTRUMENTS

    SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company uses derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments on its variable rate debt.

    The Company's primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC has a three-year amortizing interest rate swap agreement whereby a portion of the variable rate Term Loan is converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement expires on September 30, 2008. Notional amounts under the agreement were reduced periodically until reaching $130.0 million. General information regarding the Company's exposure to fluctuations in variable interest rates is presented in the following table:

                                                              March 31,
                                                         2008         2007
                                                    ------------- -------------
Total indebtedness outstanding                      $ 452,204,006 $ 445,098,460

Term Loan subject to Eurodollar
interest rate fluctuations                            195,103,081   197,021,472

Notional amount under swap agreement                  130,000,000   140,000,000

Fixed interest rate indebtedness                      257,100,925   248,076,988

Variable interest rate, including applicable margin:
  Term Loan                                                  5.13%         7.83%

    Effective September 30, 2005, the interest rate swap agreement qualified as a cash flow hedge instrument as the following criteria were met:

     (1) Formal documentation of the hedging relationship and NBC's risk management objective and strategy for undertaking the hedge were in place.

     (2) The interest rate swap agreement was expected to be highly effective in offsetting the change in the value of the hedged portion of the interest payments attributable to the Term Loan.

    NBC estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the Term Loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the Term Loan being hedged as of March 31, 2008. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as "gain or loss on derivative financial instruments". To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as "interest expense".

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

    In accordance with NBC's Risk Management Policy, the current interest rate swap agreement was intended as a hedge against certain future interest payments under the Term Loan from the agreement's inception on July 15, 2005. However, formal documentation designating the interest rate swap agreement as a hedge against certain future interest payments under the Term Loan was not put in place until September 30, 2005 (the effective date of the interest rate swap agreement). As a result, the interest rate swap agreement did not qualify as a cash flow hedge until September 30, 2005. Accordingly, the $0.7 million increase in the fair value of the interest rate swap agreement from inception to September 30, 2005 was recognized in earnings as a "gain on derivative financial instruments". Changes in the fair value of this portion of the interest rate swap agreement are also recognized as a "gain (loss) on derivative financial instruments" in the consolidated statements of operations. Subsequent to September 30, 2005, the change in fair value of a September 30, 2005 hypothetical swap is recorded, net of income taxes, in "accumulated other comprehensive income (loss)" in the consolidated balance sheets. Changes in the fair value of the interest rate swap agreement are reflected in the consolidated statements of cash flows as either "gain (loss) on derivative financial instruments" or as "noncash investing and financing activities".

    Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

                                           Fiscal Year Ended   Fiscal Year Ended  Fiscal Year Ended
                                               March 31,            March 31,          March 31,
                                                  2008                2007               2006
                                           ------------------  ----------------- ------------------
Balance Sheet Components:
  Other assets (Accrued interest) - fair
  value of swap agreement                       $ (1,119,000)      $  1,301,000      $   2,833,000

  Deferred income taxes                              433,473           (503,975)        (1,097,433)
                                           ------------------  ----------------- ------------------
                                                $   (685,527)      $    797,025      $   1,735,567
                                           ==================  ================= ==================

Portion of Agreement Subsequent to
September 30, 2005 Hedge Designation:
  Increase (Decrease) in fair value
  of swap agreement                             $ (2,222,000)      $ (1,307,000)     $   2,308,000

Portion of Agreement Prior to
September 30, 2005 Hedge Designation:
  Increase (Decrease) in fair value
  of swap agreement                                 (198,000)          (225,000)           525,000


J.  NOTE RECEIVABLE FROM STOCKHOLDER

    The note receivable from stockholder reflected as a component of stockholders' equity pertains to the remaining balance of a note obtained from an NBC executive officer in conjunction with the issuance of shares of the Company's common stock in January, 1999. The note matures in January, 2009, is payable at maturity, and bears interest at 5.25%.

K.  INCOME TAXES

    The provision (benefit) for income taxes consists of:

            Fiscal Year Ended  Fiscal Year Ended     Fiscal Year Ended
               March 31,          March 31,             March 31,
                 2008               2007                  2006
           ------------------  ------------------  --------------------
Current:
  Federal  $    9,173,879       $  8,893,391         $    7,651,286
  State         1,451,270          1,427,223                (38,827)
Deferred       (6,067,027)        (4,620,980)            (2,085,907)
           ------------------  ------------------  --------------------
           $    4,558,122       $  5,699,634         $    5,526,552
           ==================  ==================  ====================

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

    The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the Federal income tax rate to income before income taxes:

                                       Fiscal Year Ended  Fiscal Year Ended  Fiscal Year Ended
                                           March 31,          March 31,          March 31,
                                             2008                2007              2006
                                       -----------------  ----------------- ------------------
Statutory rate                               35.0%              35.0%              35.0%
State income tax effect                       1.2                5.4                5.3
Meals and entertainment                       1.6                1.2                1.1
Non-deductible debt discount accretion        0.4                0.4                0.3
Other                                         0.5               (0.1)              (0.4)
                                       -----------------  ----------------- ------------------
                                             38.7%              41.9%              41.3%
                                       =================  ================= ==================

    The decline in the state income tax effect in fiscal year 2008 is attributable to $0.8 million in state income tax benefits recorded in conjunction with a State of Nebraska tax incentive program based upon employment and investment growth ("LB775"). This program offers income tax credits, sales tax refunds and property tax exemptions to companies who make investments that meet minimum levels of investment and employment. The state income tax benefits recorded in fiscal year 2008 represent estimated credits earned as of March 31, 2008 which are projected to be applied against Nebraska state income taxes during fiscal years 2006 through 2019.

    The components of the deferred tax assets (liabilities) consist of the following:

                                                        March 31,
                                                   2008              2007
                                             ---------------- -----------------
Deferred income tax assets (liabilities),
current:
  Vacation accruals                           $    1,022,517   $      893,582
  Inventories                                        642,910          547,979
  Allowance for doubtful accounts                    400,298          426,252
  Product returns                                  1,104,107        1,033,719
  Incentive programs                               2,730,654        2,672,741
  Interest rate swap agreement                       433,473                -
  Other                                             (275,866)        (313,159)
                                             ---------------- -----------------
                                                   6,058,093        5,261,114
                                             ---------------- -----------------
Deferred income tax assets (liabilities),
noncurrent:
  Deferred compensation agreements                   133,014          123,140
  Interest on Senior Discount Notes                9,455,569        6,832,224
  Goodwill amortization                           (6,793,181)      (4,874,676)
  Covenants not to compete                         1,180,890          933,564
  Identifiable intangibles                       (49,160,579)     (52,111,204)
  Property and equipment                          (1,130,263)      (1,593,541)
  Interest rate swap agreement                             -         (503,975)
  Other                                              665,704         (585,426)
                                             ---------------- -----------------
                                                 (45,648,846)     (51,779,894)
                                             ---------------- -----------------
                                              $  (39,590,753)  $  (46,518,780)
                                             ================ =================

     The Company had no unrecognized tax benefits as of March 31, 2008 and 2007. Interest and penalties were $8,211 and $54,099, respectively, for the fiscal year ended March 31, 2008; $2,615 and $6,892, respectively, for the fiscal year ended March 31, 2007; and $2,067 and $3,964, respectively, for the fiscal year ended March 31, 2006.

L.  RETIREMENT PLANS

    The Company's subsidiary participates in and sponsors a 401(k) compensation deferral plan. The plan covers substantially all employees. The plan provisions include employee contributions based on a percentage of compensation along with a Company matching feature (100% of the employee's contribution up to 5% of their total compensation). NBC's contributions for the fiscal years ended March 31, 2008, 2007 and 2006 were $2.1 million, $2.0 million and $1.4 million, respectively.

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

M. DEFERRED COMPENSATION

    The Company has a non-qualified deferred compensation plan for selected employees. This plan allows participants to voluntarily elect to defer portions of their current compensation. The amounts can be distributed upon either death or voluntary/involuntary resignation or termination. Interest is accrued at the Prime rate adjusted semi-annually on January 1 and July 1 and is compounded as of March 31. The liability for the deferred compensation is included in other long-term liabilities and totaled $0.3 million as of March 31, 2008 and 2007.

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

    2004 STOCK OPTION PLAN - This plan, established by NBC Holdings Corp., provides for the granting of options to purchase 81,306 shares of NBC Holdings Corp. capital stock to selected employees, officers, and employee directors of the Company and its affiliates. Additional shares may be issued upon changes in the capitalization of the Company and upon approval of a committee designated by the Company's Board of Directors ("the Committee"). All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. This plan provides for the granting of options at the discretion of the Committee. Vesting schedules of options may vary and are determined at the time of grant by the Committee. Subject to certain exceptions, stock options granted under this plan are to be granted at an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. At March 31, 2008, there were no options available for grant under this plan.

    No share-based compensation expense was recognized at the time of grant for the options granted to employees prior to April 1, 2007, as the exercise price was greater than or equal to the estimated fair value (including a discount for the holder's minority interest position and illiquidity of NBC Holdings Corp.'s capital stock) of NBC Holdings Corp.'s capital stock on the date of grant.

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

    Specific information regarding share-based compensation for stock options granted after March 31, 2007 is presented in the following table:

STOCK OPTIONS GRANTED OCTOBER 12, 2007:

  General information:

    Grant date calculated fair value per option                    $   38.23

    Shares at March 31, 2008:
      Vested                                                           1,229
      Nonvested                                                        3,688
                                                               ----------------
        Total                                                          4,917
                                                               ================

    Unrecognized share-based compensation at March 31, 2008        $ 117,483

    Period over which unrecognized share-based compensation
    will be realized (in years) at March 31, 2008                        2.5

  Financial information:
                                                                  Fiscal Year
                                                                Ended March 31,
                                                                     2008
                                                               ----------------

    Consolidated Statement of Operations:

      Share-based compensation                                     $  70,489
      Deferred tax benefit                                            27,305

    Other Required Disclosures:

      Total calculated fair value of shares vested
      during the period                                            $  46,993

    A summary of the Company's share-based compensation activity related to stock options vested or expected to vest for the 2004 Stock Option Plan is as follows:

                                           Fiscal Year Ended
                                               March 31,
                                                 2008
                                        ------------------------
                                                     Weighted-
                                                      Average
                                                     Exercise
                                          Number       Price
                                        ----------- ------------
2004 Stock Option Plan:
  Outstanding - beginning of year           75,749     $ 111.83
  Granted                                    4,917       205.00
  Exercised or converted                         -            -
  Forfeited                                      -            -
  Expired                                        -            -
                                        ----------- ------------
  Outstanding - end of year                 80,666     $ 117.51
                                        =========== ============

  Exercisable - end of year                 73,481     $ 111.10
                                        =========== ============


                                        2004 Stock Option Plan
                           -----------------------------------------------------
                                  Outstanding                 Exercisable
                           --------------------------- -------------------------
                                           Weighted-                 Weighted-
                                           Average                   Average
                                          Remaining                 Remaining
                                         Contractual               Contractual
                             Number       Term (Yrs)     Number     Term (Yrs)
                           ------------ -------------- ---------- --------------
March 31, 2008:
  Exercise price of $52.47      26,628            5.9     26,628            5.9
  Exercise price of $106        11,760            5.9     11,760            5.9
  Exercise price of $146        10,750            5.9     10,750            5.9
  Exercise price of $160        26,611            7.1     23,114            7.1
  Exercise price of $205         4,917            9.5      1,229            9.5
                           ------------ -------------- ---------- --------------
                                80,666            6.5     73,481            6.3
                           ============ ============== ========== ==============

    2005 RESTRICTED STOCK PLAN - This plan provides for the issuance of shares of nonvested stock to individuals determined by NBC Holdings Corp.'s Board of Directors. Any shares issued under the plan are subject to restrictions on transferability and a right of NBC Holdings Corp. to re-acquire such shares at less than their then fair market value under certain conditions.

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

    In connection with the NBC Holdings Corp. 2005 Restricted Stock Plan, NBC also entered into a Restricted Stock Special Bonus Agreement (the "SBA") with each Officer. Each SBA provides for the payment of a cash bonus to the Officer within 30 days following the Vesting Date based upon certain criteria (the "Special Bonus"). If the Officer is still employed by the Company on that date, or has been terminated without "cause" (as defined in the SBA) following a Change of Control (as defined in the SBA) prior to that date, the amount is calculated as effectively $1.0 million less the fair market value of his nonvested stock, subject to certain adjustments. If, prior to the Vesting Date, the Officer has been terminated without cause prior to a Change in Control, the amount of the Special Bonus is adjusted based on the number of days from March 31, 2006 to the date of termination as a percentage of the number of days from March 31, 2006 to the Vesting Date, subject to certain adjustments. In either case, the Special Bonus will not be paid if such payment is restricted or limited by the Company's debt covenants or NBC's Credit Agreement. The SBA also provides that in the event of payment of the Special Bonus, NBC will pay an additional cash bonus to the Officer in an amount sufficient to reimburse the Officer for any federal, state and local taxes related to the Special Bonus and this additional bonus itself.

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

    Due to the put rights on behalf of the Officers, share-based compensation is re-measured at the end of each reporting period and recognized to a minimum of $3.0 million plus anticipated cash bonuses to be paid to reimburse the Officers for any federal, state and local taxes thereon from the date of issuance of the nonvested stock until September 30, 2010 and is recorded as "other long-term liabilities" in the consolidated balance sheets and as selling, general and administrative expenses in the consolidated statements of operations. No additional nonvested shares have been issued nor have any of the 4,200 nonvested shares vested or been forfeited since the original issuance on March 31, 2006.

    In re-measuring share-based compensation at the end of each reporting period, the Company recognizes to the greater of (a) the minimum compensation benefits associated with the nonvested shares or (b) the estimated fair value of such shares. As of March 31, 2008, the minimum compensation benefits exceed the estimated fair value of the nonvested shares and are thus used as the basis for recording share-based compensation. Fair value is estimated utilizing a methodology which is consistent with the transaction-based method under the market approach described in the AICPA Audit and Accounting Practice Aid Series, VALUATION OF PRIVATELY-HELD-COMPANY EQUITY SECURITIES (the "Practice Aid"). This methodology is consistent with the approaches that have been used in all four arms-length negotiated transactions involving the Company`s common stock since 1995, including the last transaction on March 4, 2004 and includes the following steps: (a) the determination of an estimated enterprise value using a multiple of EBITDA; (b) the enterprise value is reduced by outstanding debt to derive an equity value; and (c) the equity value is then divided by outstanding common stock and common stock equivalents to arrive at an estimated equity value per share. As NBC Holdings Corp.'s common stock is not publicly traded and the nonvested shares represent a minority interest position, the estimated equity value per share is discounted for these factors to arrive at the fair value of the nonvested shares. The factors to be considered in performing a valuation as outlined in the Practice Aid, as well as the risks outlined in this Annual Report on Form 10-K and other factors, impact the selection of the EBITDA multiple used in the previously mentioned valuation methodology. As these factors and risks change, their impact on the valuation methodology is also considered. The Company does not believe that the results of a contemporaneous valuation by an unrelated valuation specialist would provide more reliable evidence of valuation compared to the current methodology, given its consistent application in all four arms-length negotiated transactions involving the Company's common stock over the past thirteen years. Specific information regarding nonvested stock share-based compensation is presented in the following table:


                                                 Fiscal Years Ended March 31,
                                                    2008              2007
                                             ----------------- ----------------
Nonvested Stock:                                  Minimum            Minimum
  Valuation methodology                         Compensation       Compensation

  Share-based compensation:
    Recognized:
      Value of nonvested shares                   $   666,666      $   666,667
      Reimbursement for taxes                         303,444          330,290
                                             ----------------- ----------------
        Total                                     $   970,110      $   996,957
                                             ================= ================
    Unrecognized:
      Value of nonvested shares                   $ 1,666,667      $ 2,333,333
      Reimbursement for taxes                         839,618        1,180,357
                                             ----------------- ----------------
        Total                                     $ 2,506,285      $ 3,513,690
                                             ================= ================
  Deferred tax benefit                            $   375,797      $   125,880

  Period over which unrecognized share-based
  compensation will be realized (in years)                2.5              3.5

    During fiscal year 2006, NBC also recognized $0.5 million for bonuses intended to reimburse the Officers for the federal, state and local taxes related to the issuance of the 4,200 shares at $0.01 per share and this cash bonus.

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

    The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Certain assets, net interest expense and taxes (excluding interest and taxes incurred by NBC's wholly-owned subsidiaries, NBC Textbooks LLC, Net Textstore LLC, CBA, and Specialty Books, Inc.) are not allocated between the Company's segments; instead, such balances are accounted for in a corporate administrative division.

    EBITDA is the measure of segment profit or loss used by the Chief Executive Officer (chief operating decision maker) in making decisions about resources to be allocated to operating segments and assessing operating segment performance.

    The following table provides selected information about profit or loss and assets on a segment basis:

                                                                                 Complementary
                                                    Bookstore      Textbook         Services
                                                    Division       Division         Division         Total
                                                 -------------- ---------------- --------------- ---------------
Fiscal year ended March 31, 2008:
  External customer revenues                      $ 452,992,078  $  99,584,957    $ 28,670,751   $ 581,247,786
  Intersegment revenues                               1,382,795     40,100,078       5,701,472      47,184,345
  Depreciation and amortization expense               7,908,134      6,096,196       2,614,015      16,618,345
  Earnings before interest, taxes, depreciation,
  and amortization (EBITDA)                          45,941,624     33,731,382       1,558,414      81,231,420
  Total assets                                      186,707,038    137,629,109      21,639,502     345,975,649

Fiscal year ended March 31, 2007:
  External customer revenues                      $ 417,112,526  $ 100,486,178    $ 26,829,260   $ 544,427,964
  Intersegment revenues                               1,364,087     35,312,214       5,386,046      42,062,347
  Depreciation and amortization expense               6,395,788      6,077,021       2,570,654      15,043,463
  Earnings before interest, taxes, depreciation,
  and amortization (EBITDA)                          44,511,202     32,210,010       2,716,144      79,437,356
  Total assets                                      164,948,074    145,870,214      24,616,067     335,434,355

Fiscal year ended March 31, 2006:
  External customer revenues                      $ 290,690,410  $ 106,368,601    $ 23,048,888   $ 420,107,899
  Intersegment revenues                               1,419,670     26,187,339       3,632,976      31,239,985
  Depreciation and amortization expense               4,549,556      6,059,222       2,629,303      13,238,081
  Earnings before interest, taxes, depreciation,
  and amortization (EBITDA)                          36,056,380     31,938,743       1,220,529      69,215,652
  Total assets                                      102,688,796    151,703,016      22,991,336     277,383,148

    The following table reconciles segment information presented above with consolidated information as presented in the Company's consolidated financial statements:

                                                          Fiscal Year Ended March 31,
                                                     2008              2007             2006
                                               ----------------- ----------------- ----------------
Revenues:
  Total for reportable segments                   $ 628,432,131     $ 586,490,311    $ 451,347,884
  Elimination of intersegment revenues              (47,184,345)      (42,062,347)     (31,239,985)
                                               ----------------- ----------------- ----------------
    Consolidated total                            $ 581,247,786     $ 544,427,964    $ 420,107,899
                                               ================= ================= ================

Depreciation and Amortization Expense:
  Total for reportable segments                   $  16,618,345     $  15,043,463    $  13,238,081
  Corporate Administration                            1,033,494           485,893          437,048
                                               ----------------- ----------------- ----------------
    Consolidated total                            $  17,651,839     $  15,529,356    $  13,675,129
                                               ================= ================= ================

Income Before Income Taxes:
  Total EBITDA for reportable segments            $  81,231,420     $  79,437,356    $  69,215,652
  Corporate Administration EBITDA loss
  (including interdivision profit elimination)      (11,280,477)      (11,323,483)      (8,012,619)
                                               ----------------- ----------------- ----------------
                                                     69,950,943        68,113,873       61,203,033
  Depreciation and amortization                     (17,651,839)      (15,529,356)     (13,675,129)
                                               ----------------- ----------------- ----------------
    Consolidated income from operations              52,299,104        52,584,517       47,527,904
  Interest and other expenses, net                  (40,524,531)      (38,991,496)     (34,131,145)
                                               ----------------- ----------------- ----------------
    Consolidated income before income taxes       $  11,774,573     $  13,593,021    $  13,396,759
                                               ================= ================= ================

                                                  March 31,         March 31,         March 31,
                                                     2008              2007             2006
                                               ----------------- ----------------- ----------------
Total Assets:
  Total for reportable segments                   $ 345,975,649     $ 335,434,355    $ 277,383,148
  Assets not allocated to segments:
    Cash and cash equivalents                        12,110,876        20,180,524       26,806,386
    Receivables, net                                 19,490,619        13,985,140       13,868,221
    Recoverable income taxes                                  -                 -        1,438,819
    Deferred income taxes                             1,901,092         1,290,113        1,102,002
    Prepaid expenses and other assets                 2,259,681         1,791,710        1,559,788
    Property and equipment, net                      12,017,331        12,453,302       11,664,269
    Goodwill                                        269,061,875       269,061,875      269,061,875
    Identifiable intangibles, net                    33,347,263        31,968,596       31,320,000
    Debt issue costs, net                             6,396,240         8,456,216        9,430,201
    Other assets                                        803,772         2,382,931        3,444,595
                                               ----------------- ----------------- ----------------
      Consolidated total                          $ 703,364,398     $ 697,004,762    $ 647,079,304
                                               ================= ================= ================

    The Company's revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

P.  EARNINGS PER SHARE

    Basic earnings per share data is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data are based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. For purposes of calculating basic and diluted earnings per share, weighted average common shares outstanding were as follows:

                                                  Fiscal Year Ended  Fiscal Year Ended Fiscal Year Ended
                                                     March 31,          March 31,         March 31,
                                                        2008              2007               2006
                                                 ------------------ ------------------ -----------------
Basic Earnings Per Share:
  Weighted-average common shares outstanding            554,094           554,094           549,654

Diluted Earnings Per Share:
  Weighted-average common shares outstanding            572,361           568,360           562,073
  Incremental shares attributable to stock options       18,267            14,266            12,419
  Stock options outstanding                              80,666            75,749            75,749

Q.  CLOSURE OF CALIFORNIA WAREHOUSE

    On August 9, 2006, in response to a review of the efficiency and effectiveness of its warehouses, NBC announced plans to close its warehouse facility located in Cypress, California and eliminate 33 positions. The facility closed effective October 27, 2006, and these positions were eliminated at that time. A group of 17 other employees were offered, and 16 employees accepted, positions to remain with NBC as Account Service Representatives, continuing to service NBC's customers. Closure activities were completed in fiscal year 2007. Payments of one-time termination benefits were completed in April of 2008. Details regarding the warehouse closure and its impact on the Textbook Division are outlined below:

                                           Fiscal Year Ended
                                               March 31,
                                                2007 (1)
                                           -----------------
Costs of Closure:
  One-time termination benefits                   $ 473,000

  Costs to terminate contracts                      189,000

  Costs of consolidation/relocation                 112,475
                                           -----------------
                                                  $ 774,475
                                           =================

                                               Balance,      Costs Incurred                                  Balance,
                                               April 1,       and Charged        Costs                       March 31,
                                                 2006          to Expense    Paid/Settled  Adjustments (2)    2007 (1)
                                           ----------------- -------------- ------------- ---------------- -------------
Liability Reconciliation:
  One-time termination benefits                   $       -      $ 473,000    $ (232,840)    $         -       $ 240,160

  Costs to terminate contracts                            -        372,000      (189,000)       (183,000)              -

  Costs of consolidation/relocation                       -        112,475      (112,475)              -               -
                                           ----------------- -------------- ------------- ---------------- -------------
                                                  $       -      $ 957,475    $ (534,315)     $ (183,000)      $ 240,160
                                           ================= ============== ============= ================ =============

(1) One-time termination benefits, costs to terminate a contract, and costs of consolidation/relocation are included in "accounts payable" in the consolidated balance sheets until paid. In the consolidated statements of operations, such costs are separately identified as part of "income from operations".

(2) The landlord identified a new tenant for the warehouse space, resulting in early termination of the lease on March 31, 2007 that differs from original expectation at time of warehouse closing on October 27, 2006.


    One-time termination benefits paid in fiscal year 2008 totaled $0.2 million, resulting in an adjustment of $36,057 to reduce the liability for one-time termination benefits to $2,855 at March 31, 2008 (the final payout of $2,855 was made in April of 2008).

       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE.

    None.


                        ITEM 9A. CONTROLS AND PROCEDURES.

    (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

    (b) MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING:

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our assessment we believe that, as of March 31, 2008, the Company's internal control over financial reporting was effective.


        /s/  Mark W. Oppegard                 /s/  Alan G. Siemek
        -----------------------------------   ----------------------------------
        Mark W. Oppegard                      Alan G. Siemek
        President/Chief Executive Officer,    Vice President and Treasurer
        Secretary and Director                (Principal Financial and
        June 26, 2008                         Accounting Officer)
                                              June 26, 2008

    (c) ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

     (d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. Except for changes made in preparation for our first management report on internal control over financial reporting included herein, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           ITEM 9B. OTHER INFORMATION.

    The Company is not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but is filing this Annual Report on Form 10-K on a voluntary basis.

                                    PART III

        ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

    The members of our Board of Directors and senior executive officers and their ages are as follows:

         NAME           AGE                  POSITION
         ----           ---                  --------
   Mark L. Bono         48   Director
   R. Sean Honey        37   Director
   Mark W. Oppegard     58   President/Chief Executive Officer, Secretary and
                             Director
   Barry S. Major       51   Chief Operating Officer, NBC and Director
   Alan G. Siemek       48   Vice President and Treasurer

   Robert A. Rupe       60  Senior Vice President - Bookstore Division, NBC
   Michael J. Kelly     50  Senior Vice President - Textbook Division, NBC
   Larry R. Rempe       60  Senior Vice President - Complementary Services, NBC

   The business experience, principal occupation and employment as well as the periods of service of each of the directors and senior executive officers during the last five fiscal years are set forth below.

    MARK L. BONO became a Director of ours upon the consummation of the Weston Presidio Transaction in fiscal year 2003. Mr. Bono joined Weston Presidio in 1999 and is a member of the general partners of the Weston Funds. Prior to 1999, Mr. Bono served in various positions at Tucker Anthony, an investment banking firm, including Managing Director and Co-Head of Mergers and Acquisitions. Mr. Bono also serves as a Director of Trimark Sportswear Group, Summit Energy, Herbal Science and Rockwood.

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

    MARK W. OPPEGARD has served in the college bookstore industry for 38 years (all of which have been with us) and became the Company's President/Chief Executive Officer, Secretary and Director and Chief Executive Officer of NBC on February 13, 1998. Additionally, Mr. Oppegard has served as NBC's President since 1992 and as a Director of NBC since 1995. Prior to 1998, Mr. Oppegard served as the Company's Vice President, Secretary, Assistant Treasurer and Director between 1995 and 1998. Prior to 1992, Mr. Oppegard served in a series of positions at NBC, including Vice President of the Bookstore Division.

    BARRY S. MAJOR, who has served in the college bookstore industry for 9 years (all of which have been with us), was named Chief Operating Officer of NBC in January, 1999, and upon consummation of the March 4, 2004 Transaction, was also named our Director.

    ALAN G. SIEMEK, who has served in the college bookstore industry for 9 years (all of which have been with us), was named Senior Vice President of Finance and Administration of NBC in April, 2001. Mr. Siemek has also served as the Company's Vice President and Treasurer and Chief Financial Officer, Treasurer and Assistant Secretary of NBC since July, 1999.

    ROBERT A. RUPE, who has served in the college bookstore industry for 7 years (all of which have been with us), was named Senior Vice President of NBC's Bookstore Division in April, 2001.

    MICHAEL J. KELLY, who has served in the college bookstore industry for 8 years (all of which have been with us), was named Senior Vice President of NBC's Textbook Division in April, 2005. Prior to April, 2005, Mr. Kelly served as NBC's Senior Vice President of Distance Learning/Marketing Services and Other Complementary Services from August, 2001 to March, 2005 and as NBC's Vice President of e-commerce from November, 1999 to July, 2001.

    LARRY R. REMPE has served in the college bookstore industry for 22 years (all of which have been with us) and was named Senior Vice President of Complementary Services of NBC in April, 2005. Prior to April, 2005, Mr. Rempe served as NBC's Vice President of Information Systems since 1986. Between 1974 and 1986, Mr. Rempe served in various positions for Lincoln Industries, Inc., a holding company that owned NBC until 1995.

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

CODE OF ETHICS

    We have adopted a written code of ethics for our principal executive officer and senior financial officers as required by the United States Securities and Exchange Commission under Section 406 of the Sarbanes-Oxley Act of 2002. The code sets forth written standards to deter wrongdoing and promote honest and ethical conduct, accurate and timely disclosure in reports and documents, compliance with applicable governmental laws and regulations, prompt internal reporting of violations of the code, and accountability for adherence to the code.


                        ITEM 11. EXECUTIVE COMPENSATION.

    The following tables and paragraphs provide information concerning compensation paid for the last three fiscal years to NBC's Chief Executive Officer, Chief Financial Officer, and three other most highly compensated senior executive officers (each, an "Executive") earning in excess of $100,000 in total compensation as defined in Regulation S-K, subpart 229.402(a)(3), including compensation discussion and analysis, summary compensation table, grants of plan-based awards, employment agreements, outstanding equity awards, nonqualified deferred compensation, potential payments upon termination or change in control, compensation of directors, compensation committee interlocks and insider participation, and compensation committee report.

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

     3) STOCK OPTION AND OTHER EQUITY AWARDS. We use nonqualified stock options and other equity awards to incent the Executives to remain with us and to maximize long-term value for our shareholders. We have generally awarded stock options on an annual basis to each Executive based upon informal performance measures. Generally, we must achieve at least 93% of the budgeted EBITDA before options are granted. Messrs. Bono and Honey receive a recommendation from our chief executive officer regarding the number of stock options to be granted to each Executive and then adjust such recommendation as they consider appropriate. In addition, in March 2006, upon the approval of the entire Board of Directors, our chief executive officer, chief financial officer, and chief operating officer were each issued 1,400 shares of nonvested stock for $0.01 per share. This issuance of shares was designed to incent those named Executives to remain with us until at least September 30, 2010. Since this issuance of nonvested stock, these named Executives have not received any further grants of stock options.

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

SUMMARY COMPENSATION TABLE

    The table presented below summarizes compensation to each Executive for the last three fiscal years:

                                                          Summary Compensation Table

                                                                                                Change in
                                                                                              Nonqualified
                                                                                                Deferred        (3)
                                     Fiscal                            Stock       Option     Compensation   All Other
Name and Principal Position           Year     Salary       Bonus     Awards (1)  Awards (2)    Earnings    Compensation    Total
---------------------------------  -------- -----------  ----------  ----------- ------------ ------------ ------------- -----------
Mark W. Oppegard - Chief
Executive Officer, President, and
Director, NBC                        2008   $ 295,006    $ 76,000   $ 323,370      $     -      $ 5,439       $ 11,502     $711,317
                                     2007     295,006     195,000     332,319            -        4,374         11,516      838,215
                                     2006     295,007           -           -            -        1,446        171,016      467,469
Alan G. Siemek - Chief Financial
Officer, Senior Vice President of
Finance and Administration,
Treasurer, and Assistant
Secretary, NBC                       2008     209,690      25,000     323,370            -            -         11,502      569,562
                                     2007     202,766     144,000     332,319            -            -         11,180      690,265
                                     2006     197,773           -           -            -            -        170,680      368,453

Barry S. Major - Chief Operating
Officer and Director, NBC            2008     279,691      73,000     323,370            -            -         11,502      687,563
                                     2007     272,770     189,000     332,319            -            -         11,180      805,269
                                     2006     267,775           -           -            -            -        170,680      438,455

Robert A. Rupe - Senior Vice
President - Bookstore Division,
NBC                                  2008     222,926      40,000           -       12,429            -         11,502      286,857
                                     2007     188,307     130,000           -            -            -         11,431      329,738
                                     2006     174,445      30,000           -            -            -         11,016      215,461

Michael J. Kelly - Senior Vice
President - Textbook Division,
NBC                                  2008     199,771      50,000           -       10,035            -         11,502      271,308
                                     2007     194,846      80,000           -            -            -          9,922      284,768
                                     2006     190,784           -           -            -            -         10,680      201,464

(1) Represents share-based compensation recognized in connection with the 1,400 shares of nonvested stock issued to each of Messrs. Oppegard, Siemek, and Major on March 31, 2006. Share-based compensation is being recognized from the date of issuance of the nonvested stock through September 30, 2010. See Note N of the notes to the consolidated financial statements in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(2) The assumptions underlying share-based compensation recognized in connection with the options granted in fiscal year 2008 are outlined in Note N of the notes to the consolidated financial statements in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. There were no stock options granted in fiscal year 2007. As further discussed in Note B of the notes to the consolidated financial statements in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, options granted prior to April 1, 2006 are accounted for under the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations utilizing the intrinsic value method. Under this method, share-based compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No share-based compensation was recognized in conjunction with such grants.

(3) All other compensation consists of the following components: (a) in fiscal year 2006, bonuses of $160,000 intended to reimburse each of Messrs. Oppegard, Siemek, and Major for the federal, state and local taxes related to the March 31, 2006 issuance of nonvested stock and this cash bonus; (b) matching contributions to the NBC Retirement Plan; and
        (c) life insurance premiums paid by us on the Executive's behalf.

GRANTS OF PLAN-BASED AWARDS

    The following table provides information concerning each grant of an award to an Executive in the last completed fiscal year:

                                                                        All Other
                                                                     Option Awards:    Exercise      Grant
                                                                        Number of       or Base    Date Fair
                                                                       Securities      Price of    Value of
                                                            Grant      Underlying       Option      Option
                      Name                                  Date         Options        Awards      Awards
-----------------------------------------------------    -----------  ----- ------- ----------- -------------
Mark W. Oppegard - Chief Executive Officer, President,
and Director, NBC                                                 -            -      $    -     $     -

Alan G. Siemek - Chief Financial Officer, Senior Vice
President of Finance and Administration, Treasurer,
and Assistant Secretary, NBC                                      -            -           -           -

Barry S. Major - Chief Operating Officer and
Director, NBC                                                     -            -           -           -

Robert A. Rupe - Senior Vice President - Bookstore
Division, NBC                                            10/12/2007          867         205      33,145

Michael J. Kelly - Senior Vice President - Textbook
Division, NBC                                            10/12/2007          700         205      26,760

    The exercise price of the options granted under the 2004 Stock Option Plan approximated the estimated fair value at the date of grant of the shares underlying such options. The estimated fair value of the shares underlying such options was determined utilizing the methodology described in Note N of the notes to the consolidated financial statements in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN - BASED AWARDS TABLE - EMPLOYMENT AGREEMENTS

   We have employment agreements with each of the Executives. As amended, such agreements (the "Employment Agreements") with the previously mentioned Executives provide for (1) an annual base salary, (2) incentive compensation based upon the attainment of financial objectives, and (3) customary fringe benefits. The salaries of the Executives are approximately as follows: Mr. Oppegard, $295,000 per annum; Mr. Siemek, $214,000 per annum; Mr. Major, $284,000 per annum; Mr. Rupe, $230,000 per annum; and Mr. Kelly, $203,000 per annum. Each of the Employment Agreements provides that their term will be automatically extended from year to year, unless terminated upon specified notice by either party.

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

OUTSTANDING EQUITY AWARDS

    The following table provides information concerning outstanding equity awards held by each Executive:

                                             OUTSTANDING EQUITY AWARDS AT MARCH 31, 2008

                                                Option Awards                                        Stock Awards
                               --------------------------------------------------  -------------------------------------------------
                                                                                                                           Equity
                                                                                                            Equity       Incentive
                                                                                                          Incentive    Plan Awards:
                                                                                                Market   Plan Awards:    Market or
                                                 (1)                                Number     Value of   Number of    Payout Value
                                  Number        Number                             of Shares  Shares or    Unearned     of Unearned
                               of Securities of Securities                         or Units    Units of  Shares, Units Shares, Units
                                Underlying    Underlying                           of Stock     Stock      or Other      or Other
                               Unexercised   Unexercised     Option      Option      That        That    Rights That    Rights That
                                Options -     Options -     Exercise   Expiration  Have Not    Have Not    Have Not      Have Not
               Name            Exercisable   Unexercisable   Price        Date     Vested (2) Vested (3)  Vested (2)    Vested (4)
---------------------------- --------------- -------------  ---------  ----------  ---------- ---------- ------------- -------------
Mark W. Oppegard -
Chief Executive Officer,
President, and Director, NBC    5,950             -        $ 52.47      3/4/2014
                                2,675             -         106.00      3/4/2014
                                2,200             -         146.00      3/4/2014
                                1,963             -         160.00     11/9/2014
                                                                                      623     $ 655,689         777      $ 835,428

Alan G. Siemek -
Chief Financial Officer,
Senior Vice President
of Finance and Administration,
Treasurer, and Assistant
Secretary, NBC                  4,728             -          52.47      3/4/2014
                                1,375             -         106.00      3/4/2014
                                1,375             -         146.00      3/4/2014
                                1,885             -         160.00     11/9/2014
                                                                                      623       655,689         777        835,428

Barry S. Major - Chief
Operating Officer and
Director,  NBC                  4,780             -          52.47      3/4/2014
                                2,500             -         106.00      3/4/2014
                                2,050             -         146.00      3/4/2014
                                1,963             -         160.00     11/9/2014
                                                                                      623       655,689         777        835,428

Robert A. Rupe - Senior Vice
President - Bookstore Division,
NBC                             1,375             -          52.47      3/4/2014
                                1,250             -         106.00      3/4/2014
                                1,175             -         146.00      3/4/2014
                                1,700             -         160.00     11/9/2014
                                1,800           600         160.00     8/29/2015
                                  885           295         160.00     3/30/2016
                                  217           650         205.00    10/12/2017

Michael J. Kelly - Senior Vice
President - Textbook Division,
NBC                             2,111             -          52.47      3/4/2014
                                1,375             -         106.00      3/4/2014
                                1,175             -         146.00      3/4/2014
                                1,600             -         160.00     11/9/2014
                                1,800           600         160.00     8/29/2015
                                  885           295         160.00     3/30/2016
                                  175           525         205.00    10/12/2017


     (1) Separate grants of stock options occurred on October 12, 2007, March 30, 2006, August 29, 2005 and November 9, 2004. Twenty-five percent of the options granted were exercisable immediately upon granting with the remaining options becoming exercisable in 25% increments over the subsequent three years. In connection with the March 4, 2004 Transaction, all existing options at March 4, 2004 vested, certain of which were cancelled in exchange for new options granted under the 2004 Stock Option Plan. Options granted in fiscal year 2004 under the 2004 Stock Option Plan were fully vested and exercisable at prices consistent with the options which were cancelled.

     (2) Except in certain circumstances, the shares of nonvested stock do not vest until September 30, 2010.

     (3) Represents the recognized portion of share-based compensation associated with the 1,400 shares of nonvested stock issued to each of Messrs. Oppegard, Siemek, and Major on March 31, 2006. Due to the existence of the "put" rights, share-based compensation is being remeasured at the end of each reporting period and recognized from the date of issuance of the nonvested stock through September 30, 2010. See Note N of the notes to the consolidated financial statements in
          Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     (4) Represents the unrecognized portion of share-based compensation associated with the 1,400 shares of nonvested stock issued to each of Messrs. Oppegard, Siemek, and Major on March 31, 2006. Due to the existence of the "put" rights, share-based compensation is being remeasured at the end of each reporting period and recognized from the date of issuance of the nonvested stock through September 30, 2010. See Note N of the notes to the consolidated financial statements in
          Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NONQUALIFIED DEFERRED COMPENSATION

    The following table provides information concerning nonqualified deferred compensation for each Executive:

             NONQUALIFIED DEFERRED COMPENSATION - MARCH 31, 2008 (1)

                                                              (2)       Aggregate    Aggregate
                                Executive    Registrant    Aggregate   Withdrawals/   Balance
                               Contributions Contributions Earnings    Distributions   as of
                                in Fiscal     in Fiscal    in Fiscal    in Fiscal    March 31,
                Name            Year 2008     Year 2008    Year 2008    Year 2008    2008 (2)
------------------------------ ------------- ------------ ------------ ------------ ----------

Mark W. Oppegard - Chief
Executive Officer, President,
and Director, NBC               $     -     $      -       $ 20,077     $      -    $ 270,469

Alan G. Siemek - Chief
Financial Officer, Senior
Vice President of Finance
and Administration,
Treasurer, and Assistant
Secretary, NBC                        -            -              -            -            -

Barry S. Major - Chief
Operating Officer and
Director, NBC                         -            -              -            -            -

Robert A. Rupe - Senior
Vice President - Bookstore
Division, NBC                         -            -              -            -            -

Michael J. Kelly - Senior
Vice President - Textbook
Division, NBC                         -            -              -            -            -

     (1)  See Note M of the notes to the consolidated financial statements in
          Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for a brief description of the deferred compensation plan.

     (2) Included herein are above-market earnings of $5,439 in fiscal year 2008, $4,374 in fiscal year 2007 and $1,446 in fiscal year 2006 which are included in the Summary Compensation Table above.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

    As described above, the employment agreements for each Executive include provisions for potential payment upon termination of employment. The following table quantifies the estimated payments and benefits that would be provided to the Executive in each covered circumstance, assuming the triggering event occurred on March 31, 2008:

                Potential Payments Upon Termination or Change in Control - March 31, 2008 (1)

                                                                                                                             Total
                                                                    (3)                     (5)        (5)       (5)      Potential
                                                         (2)      Prorated      (4)       Health      Life     Disability  Payment
                                                         Base     Incentive Restricted   Insurance  Insurance  Insurance     Upon
                          Name                          Salary      Bonus      Stock     Benefits   Benefits   Benefits  Termination
---------------------------------------------------- ------------ --------- ------------ ---------- ---------- --------- -----------

Mark W. Oppegard - Chief Executive Officer,
President, and Director, NBC
  Termination of Employment upon Expiration of Term    $ 295,006       $ -    $ 655,689   $ 11,498      $ 252     $ 285    $ 962,730

  Termination of Employment Without Cause                295,006         -      655,689     11,498        252       285      962,730

  Termination of Employment upon Death or Disability     147,503         -      655,689          -          -         -      803,192

Alan G. Siemek - Chief Financial Officer,
Senior Vice President of Finance and Administration,
Treasurer, and Assistant Secretary, NBC
  Termination of Employment upon Expiration of Term      213,990         -      655,689     10,397        252       285      880,613

  Termination of Employment Without Cause                213,990         -      655,689     10,397        252       285      880,613

  Termination of Employment upon Death or Disability     106,995         -      655,689          -          -         -      762,684

Barry S. Major - Chief Operating Officer and Director,
NBC
  Termination of Employment upon Expiration of Term      284,003         -      655,689     12,424        252       285      952,653

  Termination of Employment Without Cause                284,003         -      655,689     12,424        252       285      952,653

  Termination of Employment upon Death or Disability     142,002         -      655,689          -          -         -      797,691

Robert A. Rupe - Senior Vice President - Bookstore
Division, NBC
  Termination of Employment upon Expiration of Term      230,006         -            -          -        252       285      230,543

  Termination of Employment Without Cause                230,006         -            -          -        252       285      230,543

  Termination of Employment upon Death or Disability     115,003         -            -          -          -         -      115,003

Michael J. Kelly - Senior Vice President - Textbook
Division, NBC
  Termination of Employment upon Expiration of Term      203,008         -            -     11,498        252       285      215,043

  Termination of Employment Without Cause                203,008         -            -     11,498        252       285      215,043

  Termination of Employment upon Death or Disability     101,504         -            -          -          -         -      101,504

     (1) The Employment Agreements are silent as to how payment amounts are ultimately determined and how payment is to be made (i.e. - monthly, lump sum, etc.). Our Board of Directors would ultimately be responsible for approving the terms of such termination payments.

     (2)  Base salary in place at time of termination.

     (3) It is assumed that the incentive bonus earned for fiscal year 2008 was paid in the normal course of business. As the assumed termination does not fall within a fiscal year, no pro rata allocation is necessary.

     (4) In accordance with the Stock Repurchase Agreement, if Messrs. Oppegard, Siemek, or Major are terminated by us without cause or by reason of their death or disability during the period from March 31, 2006 to September 30, 2010, a number of the shares of nonvested stock will become vested on the date of termination equal to the 1,400 shares which were issued times the number of days from March 31, 2006 to the date of termination divided by the number of days from March 31, 2006 to September 30, 2010. This value represents the cumulative balance of share-based compensation recognized at March 31, 2008 in Other Long-Term Liabilities - see Note N of the notes to the consolidated financial statements in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. For purposes of this table, it is assumed that Messrs. Oppegard, Siemek, and Major would "put" the vested shares in accordance with the Stock Repurchase Agreement upon termination.

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

COMPENSATION COMMITTEE REPORT

    Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis above with management and has approved the inclusion of such Compensation Discussion and Analysis in this Annual Report on Form 10-K for the year ended March 31, 2008.

    Board of Directors:
        Mark L. Bono;
        R. Sean Honey;
        Mark W. Oppegard; and
        Barry S. Major.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                          RELATED STOCKHOLDER MATTERS.

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -Shares of NBC Acquisition Corp. common stock issued and outstanding totaled 554,094 on June 26, 2008. Weston Presidio owns 36,455 of the issued and outstanding shares directly, with the remaining 517,639 issued and outstanding shares being owned by NBC Holdings Corp, which has 517,639 shares of capital stock issued and outstanding that are owned either by Weston Presidio or current and former members of NBC management. The securities underlying the 2004 Stock Option Plan, of which 80,666 options are outstanding as of June 26, 2008, are shares of NBC Holdings Corp. capital stock. The information in the following table sets forth NBC Acquisition Corp. common stock beneficially owned by each person who owns more than 5.0% of such shares; each director; each senior executive officer named in Item 11, EXECUTIVE COMPENSATION; and all directors and senior executive officers treated as a group. The shares listed and percentages calculated thereon are based upon NBC Acquisition Corp. common stock outstanding as of June 26, 2008 and NBC Holdings Corp. capital stock underlying nonqualified stock options that are exercisable within sixty days, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. To our knowledge, each of such holders of shares has sole voting and investment power as to the shares owned unless otherwise noted. The address for each senior executive officer and director is 4700 South 19th Street, Lincoln, Nebraska 68501 unless otherwise noted.

                                                       Amount and
                                                       Nature of
                                                       Beneficial   Percent of
    Title of Class/Name of Beneficial Owner            Ownership (1)  Class (3)
---------------------------------------------------  -------------- -----------

Common Stock:
  Owning Greater Than 5% of Shares:
    Weston Presidio Capital IV, L.P. (2)                   365,449      66.0%
    Weston Presidio Capital III, L.P. (2)                  153,623      27.7%
    WPC Entrepreneur Fund, L.P. (2)                          7,579       1.4%
    WPC Entrepreneur Fund II, L.P. (2)                       5,785       1.0%

  Ownership of Directors:
    Mark L. Bono (2)                                       532,436      96.1%
    R. Sean Honey (2)                                            -          -

  Ownership of Senior Executive Officers
  Named in Item 11:
    Mark W. Oppegard                                        18,188       3.2%
    Alan G. Siemek                                          10,763       1.9%
    Barry S. Major (4)                                      14,440       2.6%
    Robert A. Rupe                                           8,402       1.5%
    Michael J. Kelly                                         9,121       1.6%

  Ownership of Directors and All Senior
  Executive Officers as a Group                            600,814      98.4%


     (1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares of NBC Acquisition Corp. common stock. Such shares include NBC Holdings Corp. shares underlying nonqualified stock options exercisable within sixty days, as follows: Mr. Oppegard - 12,788 shares; Mr. Siemek - 9,363 shares; Mr. Major - 11,293 shares; Mr. Rupe
          - 8,402 shares; Mr. Kelly - 9,121 shares; and 56,431 shares for all directors and senior executive officers as a group.

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

     (3) The percentages are calculated based upon 554,094 shares of NBC Acquisition Corp. common stock outstanding as of June 26, 2008 and shares underlying nonqualified stock options exercisable within sixty days as detailed in footnote (1).

     (4) Beneficial ownership includes 1,747 shares of NBC Acquisition Corp. common stock which are pledged as security for the full and timely payment of remaining amounts due under a promissory note Mr. Major has with the Company. In January, 1999, we issued 4,765 shares of NBC Acquisition Corp. common stock to Mr. Major at a price of $52.47 per share, in exchange for $25,000 in cash and a promissory note in the principal amount of $225,000 bearing interest at 5.25% per year. Remaining amounts due under the promissory note at March 31, 2008 totaled approximately $91,000.

    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS - Through the Company's parent, NBC Holdings Corp., we have a share-based compensation plan established to provide for the granting of options to purchase capital stock of NBC Holdings Corp. We also have a restricted stock plan established through NBC Holdings Corp. to provide for the sale of 4,200 shares of NBC Holdings Corp. capital stock to certain officers and directors of the Company. Details regarding these plans are presented in the footnotes to the consolidated financial statements found in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Specific information as of March 31, 2008 regarding the plans, which were not approved by security holders, is also presented in the following table.

                                  Number of       Weighted-       Number of
                                Securities to      Average       Securities
                                be Issued Upon     Exercise       Remaining
                                 Exercise of       Price of     Available for
                                 Outstanding     Outstanding       Future
         Plan                      Options         Options        Issuance
----------------------------  ----------------- -------------- ----------------

2004 Stock Option Plan             80,666        $ 117.51                -

2005 Restricted Stock Plan              -               -                -


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


                ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The following table shows our fees for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for each of the last two years:

                               Fiscal Year Ended March 31,
                                 2008           2007
                            -------------- ---------------

Audit Fees                    $   218,000     $   199,500
Audit-Related Fees                 47,583          40,480
Tax Fees                          191,460         192,359
Other Fees                              -               -
                            -------------- ---------------

Total                         $   457,043     $   432,339
                            ============== ===============

    AUDIT FEES include professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated interim financial statements included in our Quarterly Reports on Form 10-Q.

    AUDIT-RELATED FEES consist of fees for assurance and related services that are related to the performance of the audit or review of our consolidated financial statements, including services provided in conjunction with acquisition activity, Securities and Exchange Commission comment letters dated March 30, 2007 and July 6, 2007, internal control benchmarking and the audit of the 401(k) compensation plan.

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

(a)     FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS.

        (1)  Consolidated Financial Statements of NBC Acquisition Corp.

               Index to Consolidated Financial Statements.

               Report of Independent Registered Public Accounting Firm.

               Consolidated Balance Sheets as of March 31, 2008 and 2007.

               Consolidated Statements of Operations for the Years Ended March 31, 2008, 2007 and 2006.

               Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2008, 2007 and 2006.

               Consolidated Statements of Cash Flows for the Years Ended March 31, 2008, 2007 and 2006.

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

                                       NBC ACQUISITION CORP.


                                       /s/  Mark W. Oppegard
                                       ----------------------------------------
                                       Mark W. Oppegard
                                       President/Chief Executive Officer,
                                       Secretary, and Director
                                       June 26, 2008

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Mark W. Oppegard                      /s/  Mark L. Bono
------------------------------------       ------------------------------------
Mark W. Oppegard                           Mark L. Bono
President/Chief Executive Officer,         Director
Secretary, and Director                    June 26, 2008
June 26, 2008


/s/  Alan G. Siemek                        /s/  R. Sean Honey
------------------------------------        -----------------------------------
Alan G. Siemek                             R. Sean Honey
Vice President and Treasurer               Director
(Principal Financial and                   June 26, 2008
Accounting Officer)
June 26, 2008


/s/  Barry S. Major
------------------------------------
Barry S. Major
Director
June 26, 2008



    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

    No annual report or proxy material with respect to any annual or other meeting of security holders for the fiscal year ended March 31, 2008 has been, or will be, sent to security holders.

                          FINANCIAL STATEMENT SCHEDULES



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NBC Acquisition Corp.
Lincoln, Nebraska

    We have audited the consolidated financial statements of NBC Acquisition Corp. and subsidiary as of March 31, 2008 and 2007 and for each of the three years in the period ended March 31, 2008 and have issued our report thereon dated June 27, 2008; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP

Lincoln, Nebraska
June 27, 2008

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
------------------------------------------------------------------------------------------

                                                              March 31,       March 31,
                                                                2008            2007
                                                           --------------- ---------------
ASSETS

OTHER ASSETS:
  Due from subsidiary (Note A)                              $  16,970,151   $  16,733,279
  Investment in subsidiary (Note A)                           195,839,396     184,673,897
  Debt issue costs, net of amortization                         1,276,977       1,517,170
  Deferred income taxes                                         9,455,569       6,832,224
                                                           --------------- ---------------
                                                            $ 223,542,093   $ 209,756,570
                                                           =============== ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued interest                                          $     371,288   $           -

LONG-TERM DEBT, net of current maturities                      77,000,000      69,511,692

COMMITMENTS (Note B)

STOCKHOLDERS' EQUITY:
  Common stock, voting, authorized 5,000,000 shares
  of $.01 par value; issued and outstanding 554,094 shares          5,541           5,541

  Additional paid-in-capital                                  111,098,666     111,028,177
  Note receivable from stockholder                                (97,517)        (97,504)
  Retained earnings                                            35,912,115      28,695,664
  Accumulated other comprehensive income (loss)                  (748,000)        613,000
                                                           --------------- ---------------
    Total stockholders' equity                                146,170,805     140,244,878
                                                           --------------- ---------------
                                                            $ 223,542,093   $ 209,756,570
                                                           =============== ===============


See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------

                            Year Ended       Year Ended       Year Ended
                             March 31,        March 31,        March 31,
                               2008             2007             2006
                          ---------------  --------------- -----------------

INTEREST EXPENSE            $ (8,099,789)    $ (7,274,557)     $ (6,535,839)

INCOME TAX BENEFIT             2,860,217        2,556,458         2,164,553

EQUITY IN EARNINGS OF
SUBSIDIARY                    12,456,023       12,611,486        12,241,493
                          ---------------  --------------- -----------------
NET INCOME                  $  7,216,451     $  7,893,387      $  7,870,207
                          ===============  =============== =================

EARNINGS PER SHARE:

  Basic                     $      13.02     $      14.25      $      14.32
                          ===============  =============== =================
  Diluted                   $      12.61     $      13.89      $      14.00
                          ===============  =============== =================



See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------

                                                                Year Ended      Year Ended       Year Ended
                                                                 March 31,       March 31,        March 31,
                                                                   2008            2007             2006
                                                               -------------- ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash flows from operating activities                       $         -     $        -      $         -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash flows from investing activities                                 -              -                -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                   -              -               42
  Proceeds from exercise of stock options                                  -              -           44,286
  Proceeds from payment on note receivable from stockholder            4,869              -            4,869
  Contributions to subsidiary                                         (4,869)             -          (49,197)
                                                               -------------- ---------------- ----------------
    Net cash flows from financing activities                               -              -                -
                                                               -------------- ---------------- ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  -              -                -

CASH AND CASH EQUIVALENTS, Beginning of year                               -              -                -
                                                               -------------- ---------------- ----------------
CASH AND CASH EQUIVALENTS, End of year                           $         -     $        -      $         -
                                                               ============== ================ ================


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

  Cash paid during the period for interest                       $         -     $        -      $         -
  Accumulated other comprehensive income (loss)
  associated with derivative financial instrument of subsidiary   (1,361,000)      (801,000)       1,414,000
  Tax benefit on exercise of stock options                                 -              -           20,000

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

B.  COMMITMENTS

    The Company, along with NBC's wholly-owned subsidiaries (Specialty Books, Inc., NBC Textbooks LLC, College Book Stores of America, Inc. and Net Textstore
LLC), has jointly and severally, unconditionally and irrevocably, guaranteed the prompt and complete payment and performance by NBC of NBC's obligations underlying the Senior Credit Facility, which matures at various dates through March 4, 2011. Such guarantee remains in full force and effect until all obligations underlying the Senior Credit Facility, which became effective February 13, 1998 and was most recently amended March 30, 2007 and most recently restated on March 4, 2004, have been satisfied. The maximum potential future amounts payable under the guarantee at March 31, 2008 totaled $195.1 million in principal payments, plus interest, which is based on variable rates that are partially fixed through an interest rate swap agreement. As this guarantee represents a parent's guarantee of its subsidiary's debt to a third party, such guarantee is not carried as a liability in the "Parent Company Only" financial statements.

C.  DIVIDENDS

    No cash dividends (which would be reflected in "operating activities" in the Company's statements of cash flows) were received from NBC in fiscal years 2008, 2007 and 2006.

NBC ACQUISITION CORP.

SCHEDULE II (Item 15(a)(2)) - VALUATION AND QUALIFYING ACCOUNTS
---------------------------------------------------------------------------------------------------------------------------

                                                                  Charged to       Added
                                    Beginning of    Charged to       Other        through                        End of
                                     Fiscal Year    Costs and      Accounts        Stock            Net       Fiscal Year
                                       Balance       Expenses      (Revenue)    Acquisitions    Charge-Offs     Balance
                                    -------------- ------------- -------------- -------------  -------------- -------------
FISCAL YEAR ENDED MARCH 31, 2008
  Allowance for doubtful accounts     $ 1,100,360     $ 468,007    $         -     $       -    $   (535,007)  $ 1,033,360
  Allowance for sales returns           4,958,090             -     29,591,517             -     (29,256,987)    5,292,620

FISCAL YEAR ENDED MARCH 31, 2007
  Allowance for doubtful accounts         510,839       834,442              -       510,846        (755,767)    1,100,360
  Allowance for sales returns           4,874,516             -     29,553,584             -     (29,470,010)    4,958,090

FISCAL YEAR ENDED MARCH 31, 2006
  Allowance for doubtful accounts         510,839       231,497              -             -        (231,497)      510,839
  Allowance for sales returns           6,630,962             -     31,251,607             -     (33,008,053)    4,874,516


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