Form 10-Q
period 2008-06-30
NBC ACQUISITION CORP
filed 2008-08-14
CIK 1056756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-48225
NBC ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	47-0793347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4700 South 19th Street
Lincoln, Nebraska	68501-0529
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (402) 421-7300
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of August 14, 2008: 554,094 shares
TOTAL NUMBER OF PAGES: 27
EXHIBIT INDEX: PAGE 27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NBC ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,	June 30,
	2008	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,392,919	$29,326,456	$9,741,065
Receivables, net	43,459,712	57,396,508	41,671,002
Inventories	151,999,397	99,011,087	133,702,518
Recoverable income taxes	8,070,138	—	6,724,322
Deferred income taxes	6,788,093	6,058,093	5,745,115
Prepaid expenses and other assets	1,456,228	2,539,077	2,533,477

Total current assets	224,166,487	194,331,221	200,117,499
PROPERTY AND EQUIPMENT, net of depreciation & amortization	45,342,431	45,066,180	43,471,896
GOODWILL	321,953,451	320,367,273	311,607,314
IDENTIFIABLE INTANGIBLES, net of amortization	133,167,900	134,809,217	137,656,287
DEBT ISSUE COSTS, net of amortization	5,869,814	6,396,240	7,964,903
OTHER ASSETS	2,462,931	2,394,267	4,811,616

	$732,963,014	$703,364,398	$705,629,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,573,270	$28,631,029	$26,244,458
Accrued employee compensation and benefits	8,085,835	12,100,640	7,960,595
Accrued interest	8,465,354	2,150,225	8,415,494
Accrued incentives	8,369,938	7,108,857	8,226,984
Accrued expenses	2,917,057	3,172,122	2,382,896
Income taxes payable	—	847,370	—
Deferred revenue	95,146	862,994	150,060
Current maturities of long-term debt	2,071,848	2,070,657	2,067,268
Current maturities of capital lease obligations	739,410	658,415	501,105
Revolving credit facility	37,100,000	—	22,900,000

Total current liabilities	100,417,858	57,602,309	78,848,860
LONG-TERM DEBT, net of current maturities	444,844,758	445,363,176	441,310,093
CAPITAL LEASE OBLIGATIONS, net of current maturities	3,917,356	4,111,758	2,562,772
OTHER LONG-TERM LIABILITIES	4,543,864	4,467,504	3,234,726
DEFERRED INCOME TAXES	44,943,846	45,648,846	50,559,895
COMMITMENTS (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock, voting, authorized 5,000,000 shares of $.01 par value; issued and outstanding 554,094 shares	5,541	5,541	5,541
Additional paid-in capital	111,110,414	111,098,666	111,028,177
Note receivable from stockholder	(93,875)	(97,517)	(93,849)
Retained earnings	23,648,252	35,912,115	17,216,300
Accumulated other comprehensive income (loss)	(375,000)	(748,000)	957,000

Total stockholders’ equity	134,295,332	146,170,805	129,113,169

	$732,963,014	$703,364,398	$705,629,515

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended June 30,
	2008	2007
REVENUES, net of returns	$71,204,026	$67,838,522

COSTS OF SALES (exclusive of depreciation shown below)	41,922,023	40,476,941

Gross profit	29,282,003	27,361,581

OPERATING EXPENSES:
Selling, general and administrative	35,715,426	32,599,001
Depreciation	1,845,032	1,701,723
Amortization	2,827,390	2,425,454

	40,387,848	36,726,178

LOSS FROM OPERATIONS	(11,105,845)	(9,364,597)

OTHER EXPENSES (INCOME):
Interest expense	10,171,018	10,314,649
Interest income	—	(53,882)
(Gain) Loss on derivative financial instrument	52,000	(2,000)

	10,223,018	10,258,767

LOSS BEFORE INCOME TAXES	(21,328,863)	(19,623,364)

INCOME TAX BENEFIT	(9,065,000)	(8,144,000)

NET LOSS	$(12,263,863)	$(11,479,364)

LOSS PER SHARE:
Basic	$(22.13)	$(20.72)

Diluted	$(22.13)	$(20.72)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	554,094	554,094

Diluted	554,094	554,094

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Note		Accumulated
	Common Stock		Additional	Receivable		Other
	Shares		Paid-in	From	Retained	Comprehensive		Comprehensive
	Issued	Amount	Capital	Stockholder	Earnings	Income (Loss)	Total	Loss
BALANCE, April 1, 2007	554,094	$5,541	$111,028,177	$(97,504)	$28,695,664	$613,000	$140,244,878
Payment on stockholder note	—	—	—	4,869	—	—	4,869	$—
Interest accrued on stockholder note	—	—	—	(1,214)	—	—	(1,214)	—
Net loss	—	—	—	—	(11,479,364)	—	(11,479,364)	(11,479,364)
Other comprehensive income, net of taxes:
Unrealized gain on interest rate swap agreement, net of taxes of $217,000	—	—	—	—	—	344,000	344,000	344,000

BALANCE, June 30, 2007	554,094	$5,541	$111,028,177	$(93,849)	$17,216,300	$957,000	$129,113,169	$(11,135,364)

BALANCE, April 1, 2008	554,094	$5,541	$111,098,666	$(97,517)	$35,912,115	$(748,000)	$146,170,805
Payment on stockholder note	—	—	—	4,869	—	—	4,869	$—
Interest accrued on stockholder note	—	—	—	(1,227)	—	—	(1,227)	—
Share-based compensation attributable to stock options	—	—	11,748	—	—	—	11,748	—
Net loss	—	—	—	—	(12,263,863)	—	(12,263,863)	(12,263,863)
Other comprehensive income, net of taxes:
Unrealized gain on interest rate swap agreement, net of taxes of $236,000	—	—	—	—	—	373,000	373,000	373,000

BALANCE, June 30, 2008	554,094	$5,541	$111,110,414	$(93,875)	$23,648,252	$(375,000)	$134,295,332	$(11,890,863)

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(12,263,863)	$(11,479,364)
Adjustments to reconcile net loss to net cash flows from operating activities:
Share-based compensation	252,294	254,042
Provision for losses on receivables	29,530	(26,840)
Depreciation	1,845,032	1,701,723
Amortization	3,353,816	2,916,767
Original issue debt discount amortization	—	1,881,796
(Gain) Loss on derivative financial instrument	52,000	(2,000)
Loss on disposal of assets	25,798	1,197
Deferred income taxes	(1,671,000)	(1,921,000)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	13,912,622	13,303,694
Inventories	(52,283,740)	(38,387,832)
Recoverable income taxes	(8,047,065)	(6,724,322)
Prepaid expenses and other assets	1,092,991	(539,833)
Other assets	(68,666)	55,331
Accounts payable	3,360,400	(2,260,680)
Accrued employee compensation and benefits	(4,014,805)	(6,252,406)
Accrued interest	6,872,129	7,704,694
Accrued incentives	1,261,081	1,243,722
Accrued expenses	(255,065)	48,657
Income taxes payable	(847,370)	(3,253,074)
Deferred revenue	(767,848)	(748,606)
Other long-term liabilities	(149,382)	(2,666)

Net cash flows from operating activities	(48,311,111)	(42,487,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,064,081)	(2,096,727)
Acquisitions, net of cash acquired	(2,853,693)	(970,423)
Proceeds from sale of property and equipment	1,184	3,513
Software development costs	(180,071)	(57,025)

Net cash flows from investing activities	(5,096,661)	(3,120,662)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(517,227)	(407,812)
Principal payments on capital lease obligations	(113,407)	(131,206)
Net increase in revolving credit facility	37,100,000	22,900,000
Proceeds from payment on note receivable from stockholder	4,869	4,869

Net cash flows from financing activities	36,474,235	22,365,851

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,933,537)	(23,241,811)
CASH AND CASH EQUIVALENTS, Beginning of period	29,326,456	32,982,876

CASH AND CASH EQUIVALENTS, End of period	$12,392,919	$9,741,065

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$2,772,463	$236,846
Income taxes	1,500,435	3,754,396
Noncash investing and financing activities:
Accumulated other comprehensive income (loss):
Unrealized gain on interest rate swap agreement, net of income taxes	$373,000	$344,000
Deferred taxes resulting from unrealized gain on interest rate swap agreement	236,000	217,000
Unpaid consideration associated with bookstore acquisitions	585,000	—
See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	Basis of Presentation - The condensed consolidated balance sheet of NBC Acquisition Corp. (the “Company”) and its wholly-owned subsidiary, Nebraska Book Company, Inc. (“NBC”), at March 31, 2008 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions are eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full fiscal year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2008 included in the Company’s Annual Report on Form 10-K. References in this Quarterly Report on Form 10-Q to the terms “we,” “our,” “ours,” and “us” refer collectively to the Company and its subsidiaries, including NBC, except where otherwise indicated. The Company does not conduct significant activities apart from its investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC.
2.	Earnings Per Share - Basic earnings per share data is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share data is based on the weighted-average number of common shares outstanding and the dilutive effect of potential common shares including stock options, if any. For purposes of calculating basic and diluted earnings per share, weighted-average common shares outstanding were as follows:

	Quarter Ended June 30,
	2008	2007
Basic Earnings Per Share:
Weighted-average common shares outstanding	554,094	554,094
Diluted Earnings Per Share:
Weighted-average common shares outstanding	554,094	554,094
Incremental shares attributable to stock options	20,597	17,815
Stock options outstanding	80,666	75,749
For purposes of calculating diluted earnings per share, weighted-average common shares outstanding exclude incremental shares as to include such shares would have been antidilutive for the periods presented.

3.	Inventories - Inventories are summarized as follows:

	June 30,	March 31,	June 30,
	2008	2008	2007
Bookstore Division	$106,999,591	$65,769,314	$88,747,275
Textbook Division	42,194,687	30,575,106	41,606,384
Complementary Services Division	2,805,119	2,666,667	3,348,859

	$151,999,397	$99,011,087	$133,702,518

4.	Goodwill and Other Identifiable Intangibles - During the three months ended June 30, 2008, 8 bookstore locations were acquired in 8 separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $3.3 million, of which $0.2 million was assigned to tax-deductible goodwill, $1.4 million was assigned to non tax-deductible goodwill, $0.1 million was assigned to a tax-deductible covenant not to compete with an amortization period of three years, $0.4 million was assigned to a non tax-deductible covenant not to compete with an amortization period of three years, and $0.4 million was assigned to contract-managed acquisition costs with amortization periods of up to seven years. As of June 30, 2008, $0.6 million of the $3.3 million purchase price remained to be paid.

NBC also incurred $0.1 million in contract-managed acquisition costs with amortization periods of up to five years associated with the renewal of two contract-managed locations during the three months ended June 30, 2008.

Goodwill assigned to corporate administration represents the goodwill that arose when Weston Presidio gained a controlling interest in the Company on March 4, 2004 (the “March 4, 2004 Transaction”), as all goodwill was assigned to corporate administration. As is the case with a portion of the Company’s assets, such goodwill is not allocated between the Company’s reportable segments when management makes operating decisions and assesses performance. Such goodwill is allocated to the Company’s reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or, where applicable, a portion of a reporting unit.

The changes in the carrying amount of goodwill, in total and by reportable segment, are as follows:

	Bookstore	Corporate
	Division	Administration	Total
Balance, April 1, 2007	$42,544,489	$269,061,875	$311,606,364

Additions to goodwill:
Bookstore acquisitions	950	—	950

Balance, June 30, 2007	$42,545,439	$269,061,875	$311,607,314

Balance, April 1, 2008	$51,305,398	$269,061,875	$320,367,273
Additions to goodwill:
Bookstore acquisitions	1,586,178	—	1,586,178

Balance, June 30, 2008	$52,891,576	$269,061,875	$321,953,451

The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

	June 30, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(24,879,520)	$89,950,480
Developed technology	12,632,325	(8,469,169)	4,163,156
Covenants not to compete	7,885,032	(4,018,104)	3,866,928
Contract-managed acquisition costs	3,936,712	(1,214,390)	2,722,322
Other	1,585,407	(440,393)	1,145,014

	$140,869,476	$(39,021,576)	$101,847,900

	March 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(23,444,140)	$91,385,860
Developed technology	12,452,254	(7,950,631)	4,501,623
Covenants not to compete	7,451,032	(3,546,939)	3,904,093
Contract-managed acquisition costs	3,652,771	(1,232,261)	2,420,510
Other	1,585,407	(308,276)	1,277,131

	$139,971,464	$(36,482,247)	$103,489,217

	June 30, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(19,138,000)	$95,692,000
Developed technology	12,236,298	(6,411,484)	5,824,814
Covenants not to compete	5,590,584	(2,484,478)	3,106,106
Contract-managed acquisition costs	2,373,354	(659,987)	1,713,367

	$135,030,236	$(28,693,949)	$106,336,287

Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

Amortization
Expense
Quarter ended June 30, 2008	$2,827,390
Quarter ended June 30, 2007	2,425,454

Estimated amortization expense for the fiscal years ending March 31:
2009	$11,069,000
2010	10,285,000
2011	7,349,000
2012	6,380,000
2013	6,160,000

Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000. The tradename was determined to have an indefinite life based on NBC’s current intentions. NBC periodically reviews the underlying factors relative to this intangible asset. If factors were to change that would indicate the need to assign a definite life to this asset, NBC would do so and commence amortization.

5.	Long-Term Debt – Indebtedness at June 30, 2008 includes an amended and restated bank-administered senior credit facility (the “Senior Credit Facility”) provided to NBC through a syndicate of lenders, consisting of a term loan (the “Term Loan”) with a remaining balance of $194.6 million (includes remaining amounts due under both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and an $85.0 million revolving credit facility (the “Revolving Credit Facility”), outstanding indebtedness under which was $37.1 million at June 30, 2008; $175.0 million of 8.625% senior subordinated notes (the “Senior Subordinated Notes”) issued by NBC; $77.0 million of 11.0% senior discount notes (the “Senior Discount Notes”) issued at a discount of $27.0 million; $0.3 million of other indebtedness; and $4.7 million of capital leases. The Revolving Credit Facility expires on March 4, 2009, while the Term Loan is due March 4, 2011. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $85.0 million. The calculated borrowing base at June 30, 2008 was $85.0 million.

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

The Senior Credit Facility stipulates that excess cash flows as defined in the credit agreement dated February 13, 1998 (the “Credit Agreement”), as most recently amended on March 30, 2007 and most recently restated on March 4, 2004, shall be applied towards prepayment of the Term Loan. There was no excess cash flow obligation for the fiscal years ended March 31, 2008 and 2007.

The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012. The Senior Discount Notes, which became fully-accreted on March 15, 2008, pay cash interest semi-annually commencing September 15, 2008 and mature on March 15, 2013.

6.	Derivative Financial Instruments – SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company utilizes derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments on its variable rate debt.

The Company’s primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualify as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC has a three-year amortizing interest rate swap agreement whereby a portion of the variable rate Term Loan is converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined in the Credit Agreement). This agreement expires on September 30, 2008. Notional amounts under the agreement were reduced periodically until reaching $130.0 million.

General information regarding the Company’s exposure to fluctuations in variable interest rates is presented in the following table:

	June 30,	March 31,	June 30,
	2008	2008	2007
Total indebtedness outstanding	$488,673,372	$452,204,006	$469,341,238

Term Loan subject to Eurodollar interest rate fluctuations	194,596,398	195,103,081	196,623,133

Revolving Credit Facility subject to Eurodollar interest rate fluctuations	30,000,000	—	20,000,000

Revolving Credit Facility subject to Prime rate fluctuations	7,100,000	—	2,900,000

Notional amount under swap agreement	130,000,000	130,000,000	140,000,000

Fixed interest rate indebtedness	256,976,974	257,100,925	249,818,105

Variable interest rate, including applicable margin:
Term Loan	5.13%	5.13%	7.82%
Revolving Credit Facility - Eurodollar	5.45%	—	8.11%
Revolving Credit Facility - Prime	6.75%	—	10.00%
Effective September 30, 2005, the interest rate swap agreement qualified as a cash flow hedge instrument as the following criteria were met:
(1)	Formal documentation of the hedging relationship and NBC’s risk management objective and strategy for undertaking the hedge were in place.

(2)	The interest rate swap agreement was expected to be highly effective in offsetting the change in the value of the hedged portion of the interest payments attributable to the Term Loan.
NBC estimates the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the Term Loan being hedged. The critical terms of the interest rate swap agreement are identical to the portion of the Term Loan being hedged as of June 30, 2008. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value will be immediately recognized in earnings as “gain or loss on derivative financial instruments”. To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement will be immediately recognized in earnings as “interest expense”.
Under hedge accounting, interest rate swap agreements are reflected at fair value in the balance sheet and the related gains or losses on these agreements are generally recorded in stockholders’ equity, net of applicable income taxes (as “accumulated other comprehensive income (loss)”). Gains or losses recorded in accumulated other comprehensive income (loss) are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. Except as described below, the net effect of this accounting on the Company’s condensed consolidated results of operations will be that interest expense on a portion of the Term Loan is generally being recorded based on fixed interest rates until the interest rate swap agreement expires on September 30, 2008.
In accordance with NBC’s Risk Management Policy, the current interest rate swap agreement was intended as a hedge against certain future interest payments under the Term Loan from the agreement’s inception on July 15, 2005. However, formal documentation designating the interest rate swap agreement as a hedge against certain future interest payments under the

Term Loan was not put in place until September 30, 2005 (the effective date of the interest rate swap agreement). As a result, the interest rate swap agreement did not qualify as a cash flow hedge until September 30, 2005. Accordingly, the $0.7 million increase in the fair value of the interest rate swap agreement from inception to September 30, 2005 was recognized in earnings as a “gain on derivative financial instruments”. Changes in the fair value of this portion of the interest rate swap agreement are also recognized as a “gain (loss) on derivative financial instruments” in the condensed consolidated statements of operations.
Subsequent to September 30, 2005, the change in fair value of a September 30, 2005 hypothetical swap is recorded, net of income taxes, in “accumulated other comprehensive income (loss)” in the condensed consolidated balance sheets. Changes in the fair value of the interest rate swap agreement are reflected in the condensed consolidated statements of cash flows as either “gain (loss) on derivative financial instruments” or as “noncash investing and financing activities”.
Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

	June 30,	March 31,	June 30,
	2008	2008	2007
Balance Sheet Components:

Other assets (Accrued interest) - fair value of swap agreement	$(562,000)	$(1,119,000)	$1,864,000
Deferred income taxes	217,705	433,473	(722,067)

	$(344,295)	$(685,527)	$1,141,933

Portion of Agreement Subsequent to September 30, 2005 Hedge Designation:
Increase (Decrease) in fair value of swap agreement:
Quarter ended June 30	$609,000		$561,000
Year ended March 31, 2008		$(2,222,000)

Portion of Agreement Prior to September 30, 2005 Hedge Designation:
Increase (Decrease) in fair value of swap agreement:
Quarter ended June 30	(52,000)		2,000
Year ended March 31, 2008		(198,000)
The total fair value of the interest rate swap agreement at June 30, 2008 is $1,125,000, consisting of the following components, both of which are reflected in accrued interest on the condensed consolidated balance sheet:
•	$562,000, which represents the present value of the differential between the pay rate (4.344%) and the receive rate (2.63%) on the $130.0 million notional amount of the interest rate swap agreement for the period July 1, 2008 through expiration of the agreement on September 30, 2008.

•	$563,000, which represents interest expense recorded through June 30, 2008 for the differential between the pay rate (4.344%) and the receive rate (2.63%) on the $130.0 million notional amount of the interest rate swap agreement that is payable on September 30, 2008.
7.	Fair Value Measurements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement was subsequently amended by FASB Staff Position No.’s 157-1 and 157-2 to exclude lease classification or measurement (except in certain instances) from the scope of SFAS No. 157 and to defer the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities. This Statement becomes effective for most of the Company’s nonfinancial assets and nonfinancial liabilities in fiscal year 2010 — management has not yet determined if the Statement will have a material impact on its consolidated financial statements as it pertains to such nonfinancial assets and nonfinancial liabilities.

On April 1, 2008, the Company adopted the provisions of SFAS No. 157, excepting the aforementioned provisions which become effective in fiscal year 2010. SFAS No. 157 establishes a three-level hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and its characteristics. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
The three levels are defined as follows: (1) Level 1- inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets; (2) Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and (3) Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The Senior Subordinated Notes (fixed rate), Senior Discount Notes (fixed rate) and Term Loan (variable rate) are valued utilizing the “market approach” as defined by SFAS No. 157 based upon quoted prices for these instruments in markets that are not active. Other fixed rate debt (including capital lease obligations) and the interest rate swap agreement are valued utilizing the “income approach” as defined by SFAS No. 157, calculating a present value of future payments based upon prevailing interest rates for similar obligations.
The following table summarizes the valuation of the aforementioned financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Fixed rate debt	$217,278,000	$—	$217,278,000	$—
Variable rate debt (excluding Revolving Credit Facility)	181,948,000	—	181,948,000	—
Interest rate swap (“out-of-the-money”)	(1,125,000)	—	(1,125,000)	—
8.	Segment Information - The Company’s operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company’s operating segments based upon differences in products and services provided. The Company has three operating segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore and Textbook Divisions qualify as reportable operating segments, while separate disclosure of the Complementary Services Division is provided as management believes that information about this operating segment is useful to the readers of the Company’s condensed consolidated financial statements. The Bookstore Division segment encompasses the operating activities of the Company’s college bookstores located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, e-commerce technology, and a centralized buying service.
The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Certain assets, net interest expense and taxes (excluding interest and taxes incurred by NBC’s wholly-owned subsidiaries, NBC Textbooks LLC, Net Textstore LLC, College Book Stores of America (“CBA”), and Specialty Books, Inc.) are not allocated between the Company’s segments; instead, such balances are accounted for in a corporate administrative division.

EBITDA is the measure of segment profit or loss utilized by the Chief Executive Officer (chief operating decision maker) in making decisions about resources to be allocated to operating segments and assessing operating segment performance.
The following table provides selected information about profit or loss on a segment basis:

			Complementary
	Bookstore	Textbook	Services
	Division	Division	Division	Total
Quarter ended June 30, 2008:
External customer revenues	$46,099,693	$18,507,267	$6,597,066	$71,204,026
Intersegment revenues	371,470	8,521,913	1,838,927	10,732,310
Depreciation and amortization expense	2,136,185	1,517,406	651,974	4,305,565
Earnings (Loss) before interest, taxes, depreciation and amortization (EBITDA)	(6,431,552)	4,984,239	310,169	(1,137,144)

Quarter ended June 30, 2007:
External customer revenues	$42,764,620	$18,544,250	$6,529,652	$67,838,522
Intersegment revenues	372,710	8,887,765	1,451,650	10,712,125
Depreciation and amortization expense	1,741,452	1,520,633	648,412	3,910,497
Earnings (Loss) before interest, taxes, depreciation and amortization (EBITDA)	(5,091,453)	5,388,399	56,358	353,304
The following table reconciles segment information presented above with consolidated information as presented in the Company’s condensed consolidated financial statements:

	Quarter Ended June 30,
	2008	2007
Revenues:
Total for reportable segments	$81,936,336	$78,550,647
Elimination of intersegment revenues	(10,732,310)	(10,712,125)

Consolidated total	$71,204,026	$67,838,522

Depreciation and Amortization Expense:
Total for reportable segments	$4,305,565	$3,910,497
Corporate Administration	366,857	216,680

Consolidated total	$4,672,422	$4,127,177

Loss Before Income Taxes:
Total EBITDA for reportable segments	$(1,137,144)	$353,304

Corporate Administration EBITDA loss (including interdivision profit elimination)	(5,296,279)	(5,590,724)

	(6,433,423)	(5,237,420)
Depreciation and amortization	(4,672,422)	(4,127,177)

Consolidated loss from operations	(11,105,845)	(9,364,597)
Interest and other expenses, net	(10,223,018)	(10,258,767)

Consolidated loss before income taxes	$(21,328,863)	$(19,623,364)

The Company’s revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.
9.	Accounting Pronouncements Not Yet Adopted – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement becomes effective in fiscal year 2010. NBC’s present interest rate swap agreement expires on September 30, 2008; however, the current disclosure format will need to be expanded (particularly as it relates to the specific components of gains and losses on derivative instruments) if derivative instruments are used in the future.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS No. 141 (revised 2007) requires that direct costs associated with an acquisition be expensed as incurred. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Included in SFAS No. 160 is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. These Statements become effective for the Company in fiscal year 2010. Management has not yet determined if SFAS No. 141 (revised 2007) will have a material impact on its consolidated financial statements. SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Overview
     Acquisitions. Our Bookstore Division continues to grow its number of bookstore locations. We acquired 8 bookstore locations in 8 separate transactions during the quarter ended June 30, 2008. We believe that there continue to be attractive opportunities for us to expand our chain of bookstores across the country.
     Revenue Results. Consolidated revenues for the quarter ended June 30, 2008 increased $3.4 million, or 5.0% from the quarter ended June 30, 2007. This increase is primarily attributable to growth in the Bookstore Division, including acquisition activity and same-store sales growth of 4.0%. Revenues decreased in the Textbook Division by 1.5% primarily as a result of a decrease in units sold which was partially offset by price increases. The Complementary Services Division experienced slight growth during the quarter ended June 30, 2008, primarily as a result of small increases in revenues in almost all of the businesses within this division.
     EBITDA Results. Consolidated EBITDA for the quarter ended June 30, 2008 decreased $1.2 million from the quarter ended June 30, 2007. The consolidated EBITDA decrease is primarily attributable to increased EBITDA losses in our Bookstore Division.  The quarter ended June 30 is traditionally a lower-revenue quarter for the Bookstore Division due to the seasonal nature of its operations. As a result, the growing number of bookstore locations has a negative impact on EBITDA in lower-revenue quarters due to increased expenses. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.
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

Quarter Ended June 30, 2008 Compared With Quarter Ended June 30, 2007.
     Revenues. Revenues for the quarters ended June 30, 2008 and 2007 and the corresponding change in revenues were as follows:

	Quarter Ended	Quarter Ended	Change
	June 30, 2008	June 30, 2007	Amount	Percentage
Bookstore Division	$46,471,163	$43,137,330	$3,333,833	7.7%
Textbook Division	27,029,180	27,432,015	(402,835)	(1.5)%
Complementary Services Division	8,435,993	7,981,302	454,691	5.7%
Intercompany Eliminations	(10,732,310)	(10,712,125)	(20,185)	0.2%

	$71,204,026	$67,838,522	$3,365,504	5.0%

     The increase in Bookstore Division revenues was primarily attributable to the addition of 31 bookstore locations through acquisitions or start-ups since April 1, 2007 and improved same store sales. The new bookstores (which include the impact of bookstores acquired on or after April 1, 2007 and subsequently closed, if any) provided an additional $2.7 million of revenue for the quarter ended June 30, 2008. Same-store sales for the quarter ended June 30, 2008 increased $1.7 million, or 4.0%, from the quarter ended June 30, 2007, primarily due to increased textbook revenues. The Company defines same-store sales for the quarter ended June 30, 2008 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2008. Finally, revenues declined $1.1 million as a result of certain store closings (excluding the impact of bookstores acquired on or after April 1, 2007 which were subsequently closed, if any) since April 1, 2007.
     For the quarter ended June 30, 2008, Textbook Division revenues decreased 1.5% from the quarter ended June 30, 2007, due primarily to an approximate 8.9% decrease in units sold that was partially offset by an approximate 7.2% increase in the average price per book sold. Management believes that the decrease in units sold is due in part to a shift in the timing of shipments, with fewer units for the fall semester being shipped prior to June 30 in the quarter ended June 30, 2008 as compared to the prior year comparable quarter. Complementary Services Division revenues increased primarily as a result of slight growth in almost all businesses within this division.
     Gross profit. Gross profit for the quarter ended June 30, 2008 increased $1.9 million, or 7.0%, to $29.3 million from $27.4 million for the quarter ended June 30, 2007. The increase in gross profit was primarily attributable to the increase in revenues, though the consolidated gross margin percentage also increased to 41.1% for the quarter ended June 30, 2008 from 40.3% for the quarter ended June 30, 2007. The increase in consolidated gross margin percentage is primarily attributable to an increase in revenues coming from higher margin used textbooks in the Bookstore Division.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended June 30, 2008 increased $3.1 million, or 9.6%, to $35.7 million from $32.6 million for the quarter ended June 30, 2007. Selling, general and administrative expenses as a percentage of revenues were 50.2% and 48.1% for the quarters ended June 30, 2008 and 2007, respectively. The increase in selling, general and administrative expenses, which includes a $0.9 million increase in personnel costs and a $0.5 million increase in rent, is primarily attributable to our continued growth in the Bookstore Division. Commission and shipping expenses also increased, primarily due to increased Bookstore Division sales on the Internet involving third party websites.

     Earnings (loss) before interest, taxes, depreciation, and amortization (EBITDA). EBITDA for the quarters ended June 30, 2008 and 2007 and the corresponding change in EBITDA were as follows:

	Quarter Ended	Quarter Ended	Change
	June 30, 2008	June 30, 2007	Amount	Percentage
Bookstore Division	$(6,431,552)	$(5,091,453)	$(1,340,099)	(26.3)%
Textbook Division	4,984,239	5,388,399	(404,160)	(7.5)%
Complementary Services Division	310,169	56,358	253,811	450.4%
Corporate Administration	(5,296,279)	(5,590,724)	294,445	5.3%

	$(6,433,423)	$(5,237,420)	$(1,196,003)	(22.8)%

     The increase in the Bookstore Division’s EBITDA loss was primarily due to growth in the number of college bookstores owned by us. The quarter ended June 30 is traditionally a lower-revenue quarter for the Bookstore Division due to the seasonal nature of its operations. As a result, the growing number of bookstore locations has a negative impact on EBITDA in lower-revenue quarters due to increased expenses. The decrease in Textbook Division EBITDA was primarily due to the previously mentioned decrease in revenues and a small increase in selling, general and administrative expenses. Complementary Services Division EBITDA increased slightly primarily as a result of the previously-mentioned increase in revenues. Corporate Administration’s EBITDA loss declined primarily as a result of a decrease in the interdivision profit elimination, which can fluctuate during interim periods but is typically relatively unchanged by fiscal year-end.
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

     The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

	Quarter Ended	Quarter Ended
	June 30, 2008	June 30, 2007
EBITDA	$(6,433,423)	$(5,237,420)
Adjustments to reconcile EBITDA to net cash flows from operating activities:
Share-based compensation	252,294	254,042
Interest income	—	53,882
Provision for losses on receivables	29,530	(26,840)
Cash paid for interest	(2,772,463)	(236,846)
Cash paid for income taxes	(1,500,435)	(3,754,396)
Loss on disposal of assets	25,798	1,197
Changes in operating assets and liabilities, net of effect of acquisitions (1)	(37,912,412)	(33,540,619)

Net Cash Flows from Operating Activities	$(48,311,111)	$(42,487,000)

Net Cash Flows from Investing Activities	$(5,096,661)	$(3,120,662)

Net Cash Flows from Financing Activities	$36,474,235	$22,365,851

(1)	Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.
     Depreciation expense. Depreciation expense for the quarter ended June 30, 2008 increased $0.1 million, or 8.4%, to $1.8 million from $1.7 million for the quarter ended June 30, 2007, due primarily to growth in the Bookstore Division (including new stores added since April 1, 2007, a new capital lease recorded in the second quarter of fiscal year 2008, and store remodeling projects).
     Amortization expense. Amortization expense for the quarter ended June 30, 2008 increased $0.4 million, or 16.6%, to $2.8 million from $2.4 million for the quarter ended June 30, 2007, due in part to a $0.2 million increase in amortization of non-compete agreements primarily associated with bookstore acquisitions occurring since April 1, 2007 and $0.1 million of amortization of certain contractual rights associated with a September 1, 2007 agreement with a third-party software company.
     Interest expense, net. Interest expense, net was comparable for the quarters ended June 30, 2008 and 2007, as a decrease in interest expense associated with a decline in the variable interest rate on the Term Loan was offset by increased interest expense on the Senior Discount Notes that became fully-accreted on March 15, 2008.
     Income taxes. The income tax benefit for the quarter ended June 30, 2008 increased $1.0 million, or 11.3%, to $9.1 million from $8.1 million for the quarter ended June 30, 2007. Our effective tax rate for the quarters ended June 30, 2008 and 2007 was 42.5% and 41.5%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to returns, bad debts, inventory valuation and obsolescence, intangible assets, rebate programs, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
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
     Bad Debts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance, we analyze the aging of the receivable, the customer’s financial position, historical collection experience, and other economic and industry factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
     Accrued Incentives. Our Textbook Division offers certain incentive programs to its customers that allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. The rebates can be redeemed in a number of ways, including to pay for freight charges on textbooks sold to the customer or to pay for certain products or services we offer through our Complementary Services Division. The customer can also use the rebates to pay for the cost of textbooks sold by the Textbook Division to the customer; however, a portion of the rebates earned by the customer are forfeited if the customer chooses to use rebates in this manner. If the customer fails to comply with the terms of the program, rebates earned during the year are forfeited. Significant judgment is required in estimating the expected level of forfeitures on rebates earned. Although we believe that our estimates of anticipated forfeitures, which are based upon historical experience, are reasonable, actual results could differ from these estimates resulting in an ultimate redemption of rebates which differs from that which is reflected in accrued incentives in the condensed consolidated financial statements.
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
LIQUIDITY AND CAPITAL RESOURCES
Financing Activities
     Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for income tax payments, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC’s Revolving Credit Facility. At June 30, 2008, our total indebtedness was $488.7 million, consisting of a $194.6 million Term Loan, $175.0 million of Senior Subordinated Notes, $77.0 million of Senior Discount Notes, $37.1 million of outstanding indebtedness under the Revolving Credit Facility, and $5.0 million of other indebtedness, including capital lease obligations.
     Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and the Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility’s Term Loan, NBC is scheduled to make principal payments totaling approximately $2.0 million in fiscal years 2009-2010 and $191.1 million in fiscal year 2011. These scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined in the Credit Agreement underlying the Senior Credit Facility), if any, towards the Term Loan principal balances. There was no excess cash flow obligation for the fiscal years ended March 31, 2008 and 2007.
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
Investing Cash Flows
     Our capital expenditures were $2.1 million for both the three months ended June 30, 2008 and 2007. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the

Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. The annual limitation for fiscal year 2009 is $19.6 million. We expect capital expenditures to be between $8.0 million and $10.0 million for fiscal year 2009.
     Business acquisition and contract-management renewal expenditures were $2.9 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively. During the three months ended June 30, 2008, 8 bookstore locations were acquired in 8 separate transactions (6 of which were contract-managed locations). During the three months ended June 30, 2007, 6 bookstore locations were acquired in 4 separate transactions (all of which were contract-managed locations). Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility.
     During the three months ended June 30, 2008 and 2007, we capitalized $0.2 million and $0.1 million, respectively, in software development costs associated with new software products and enhancements to existing software products.
Operating Cash Flows
     Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used in operating activities for the three months ended June 30, 2008 were $48.3 million, up $5.8 million from $42.5 million for the three months ended June 30, 2007. The decrease in net cash flows from operating activities is due primarily to increased inventory, which is in part offset by a corresponding increase in accounts payable balances and a decrease in amounts paid under our annual bonus plan, payouts for which occur in the first quarter following fiscal year-end and are based upon our financial performance for the fiscal year.
Covenant Restrictions
     Access to our principal sources of cash is subject to various restrictions and compliance with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios, and minimum fixed charge coverage ratios. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum of $85.0 million. The Senior Credit Facility restricts NBC’s ability to make loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes owed by the Company. The indenture governing the Senior Discount Notes restricts the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company’s consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of NBC and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders. Such restrictions are not expected to affect our ability to meet our cash obligations for the next twelve months.
Sources of and Needs for Capital
     As of June 30, 2008, NBC could borrow up to $85.0 million under the Revolving Credit Facility, outstanding indebtedness under which was $37.1 million at June 30, 2008. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. We expect to renegotiate the terms of the Revolving Credit Facility prior to its expiration on March 4, 2009.
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

     NBC Holdings Corp., a Delaware corporation and the Company’s parent, and the Company have separate understandings that (a) with respect to each option granted by NBC Holdings Corp., pursuant to its 2004 Stock Option Plan, the Company has granted, and will continue to grant, an option to purchase an equivalent number of shares of its common stock at the same exercise price to NBC Holdings Corp. and (b) with respect to each share of capital stock issued by NBC Holdings Corp., pursuant to its 2005 Restricted Stock Plan, the Company has issued, and will continue to issue, an equivalent number of shares of its common stock at the same purchase price per share to NBC Holdings Corp.
Off-Balance Sheet Arrangements
     As of June 30, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Accounting Standards Not Yet Adopted
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement becomes effective for us in fiscal year 2010. Our present interest rate swap agreement expires on September 30, 2008; however, our current disclosure format will need to be expanded (particularly as it relates to the specific components of gains and losses on derivative instruments) if we use derivative instruments in the future.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement has been subsequently amended by FASB Staff Position No.’s 157-1 and 157-2 to exclude lease classification or measurement (except in certain instances) from the scope of SFAS No. 157 and to defer the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities. This Statement, as it pertains to most nonfinancial assets and nonfinancial liabilities, becomes effective for us in fiscal year 2010 – we have not yet determined if the Statement will have a material impact on our consolidated financial statements as it pertains to such nonfinancial assets and nonfinancial liabilities.
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
     This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words “may,” “believes,” “expects,” “anticipates,” or the negation thereof, or similar expressions, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth or statements expressing general optimism or pessimism about future results of operations, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: increased competition from other companies that target our markets; increased competition from alternative media and alternative sources of textbooks for students, including digital or other educational content sold directly to students; increased competition for the purchase and sale of used textbooks from student to student transactions; our inability to successfully acquire or contract-manage additional bookstores or to integrate those additional stores; our inability to cost-effectively maintain or increase the number of contract-managed stores; our inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in publisher practices regarding new editions and materials packaged with new textbooks; the loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; increases in our cost of borrowing or our inability to renegotiate, renew or raise debt or raise additional equity capital; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in our Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $488.7 million in total indebtedness outstanding at June 30, 2008, approximately $224.6 million is subject to fluctuations in the Eurodollar interest rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, NBC entered into an interest rate swap agreement, which became effective on September 30, 2005. The notional amount under the interest rate swap agreement at June 30, 2008 was $130.0 million. The interest rate swap agreement expires on September 30, 2008.
     Certain quantitative market risk disclosures have changed since March 31, 2008 as a result of market fluctuations, movement in interest rates and principal payments. The table below presents summarized market risk information. The weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented. The fair value of the interest rate swap agreement includes $563,000 of accrued interest for the period April 1, 2008 through June 30, 2008 that is due and payable on September 30, 2008.

	June 30,	March 31,
	2008	2008
Fair Values:
Fixed rate debt	$217,278,000	$231,476,000
Variable rate debt (excluding Revolving Credit Facility)	181,948,000	179,495,000
Interest rate swap (“out-of-the-money”)	(1,125,000)	(1,119,000)

Overall Weighted-Average Interest Rates:
Fixed rate debt	9.47%	9.46%
Variable rate debt (excluding Revolving Credit Facility)	6.41%	5.38%
Interest rate swap receive rate	2.63%	2.63%
Interest rate swap pay rate	4.34%	4.34%
ITEM 4. CONTROLS AND PROCEDURES.
     Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.
     Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
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
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2008.

NBC ACQUISITION CORP.

/s/ Mark W. Oppegard Mark W. Oppegard
President/Chief Executive Officer,
Secretary and Director

/s/ Alan G. Siemek Alan G. Siemek
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