Form 10-K
period 2009-03-31
NBC ACQUISITION CORP
filed 2009-06-25
CIK 1056756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 333-48225
NBC Acquisition Corp.
(Exact name of registrant as specified in our charter)

Delaware	47-0793347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4700 South 19th Street
Lincoln, NE 68501-0529
(Address of principal executive offices)
(402) 421-7300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Market value of the registrant’s voting stock held by non-affiliates of the registrant — Not applicable as registrant’s stock is not publicly traded.
There were 554,094 shares of common stock outstanding as of June 25, 2009.
DOCUMENTS INCORPORATED BY REFERENCE: None
Total Number of Pages: 112
Exhibit Index: Page 103

PART I.
ITEM 1. BUSINESS.
References in this Annual Report on Form 10-K to the “Company” refer to NBC Acquisition Corp., to “NBC” refer to Nebraska Book Company, Inc., a wholly-owned subsidiary of the Company, and to “we,” “our,” “ours,” and “us” refer collectively to the Company and its subsidiaries, including NBC, except where otherwise indicated.
The Company was formed for the purpose of acquiring all of the outstanding capital stock of NBC, effective September 1, 1995. The Company does not conduct significant activities apart from its investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC.
On March 4, 2004, Weston Presidio (Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P.) gained a controlling interest in the Company through (i) the formation of two new corporations, NBC Holdings Corp. and New NBC Acquisition Corp.; (ii) a $28.2 million equity investment by Weston Presidio in NBC Holdings Corp., funds for which were ultimately paid to the Company in the form of a capital contribution; (iii) Weston Presidio’s purchase of 36,455 shares of the Company’s common stock directly from its holders; (iv) the cancellation of 870,285 shares of the Company’s common stock upon payment by the Company of merger consideration of $180.4 million to the shareholders of record for such shares; (v) the exchange of 397,711 shares of the Company’s common stock for 512,799 shares of New NBC Acquisition Corp. capital stock in the merger of the two entities with the Company as the surviving entity; and (vi) the exchange of 512,799 shares of the Company’s common stock by Weston Presidio and current and former members of NBC management for a like number of shares of NBC Holdings Corp. capital stock. Payment of the $180.4 million of merger consideration was funded through proceeds from the $28.2 million capital contribution, available cash, and proceeds from $405.0 million in new debt financing, of which $261.0 million was used to retire certain debt instruments outstanding at March 4, 2004 or to place funds in escrow for untendered debt instruments called for redemption on March 4, 2004 and redeemed on April 3, 2004. Throughout this Annual Report, we generally refer to all of the steps comprising this transaction as the “March 4, 2004 Transaction.”
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
General
As of March 31, 2009, we operated 277 bookstores on or adjacent to college campuses through which we sell a variety of new and used textbooks and general merchandise. In addition, we are one of the largest wholesale distributors of used college textbooks in North America, offering over 111,000 textbook titles and selling approximately 6.7 million books annually, primarily to campuses located in the United States. We are also a provider of distance education materials to students in nontraditional courses, which include correspondence and corporate education courses. Furthermore, we provide the college bookstore industry with a variety of services including proprietary information and e-commerce systems, buying programs, and consulting services. With origins dating to 1915 as a single bookstore operation, we have built a consistent reputation for excellence in order fulfillment, shipping performance and customer service.
We entered the wholesale used textbook market following World War II, when the supply of new textbooks could not meet the demand created by the return of ex-GI students. In 1964, we became a national, rather than a regional, wholesaler of used textbooks as a result of our purchase of The College Book Company of California. During the 1970’s, we continued our focus on the wholesale business. However, realizing the synergies that exist between wholesale operations and college bookstore operations, in the 1980’s, we expanded our efforts in the college bookstore market to primarily operate bookstores on or near larger campuses, typically where the institution-owned college bookstore was contract-managed by a competitor or where we did not have a significant wholesale presence. In the last several fiscal years, we have revised our college bookstore strategy to expand our efforts in the contract-management of institutional bookstores. Today, we service the college bookstore industry through our Bookstore, Textbook, and Complementary Services Divisions.

Bookstore Division. College bookstores are a primary outlet for sales of new and used textbooks to students. In addition, we sell a variety of other merchandise including apparel, general books, sundries, and gift items. As of March 31, 2009, we operated 277 college bookstores on or adjacent to college campuses. Of these 277 bookstores, 147 were leased from the educational institution that they served (also referred to as contract-managed) and 130 were owned or leased off campus bookstores. On May 1, 2006, we acquired 101 college bookstore locations, 98 of which were contract-managed, through the acquisition of all of the outstanding stock of College Bookstores of America, Inc. (“CBA”). CBA began providing contract-management services to small to medium-sized colleges and universities nationwide in 1984.
Our college bookstores are located at college campuses of all sizes, including some of the nation’s largest campuses, such as: Miami-Dade College; Arizona State University; Ohio State University; University of Florida; Michigan State University; Texas A&M University; University of Central Florida; Pennsylvania State University; University of Michigan; Florida State University; and University of Arizona. In addition to generating profits, our Bookstore Division provides an exclusive source of used textbooks for sale across our wholesale distribution network.
Textbook Division. We are one of the largest wholesale distributors of used college textbooks in North America. Our Textbook Division consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores. We purchase used textbooks from and resell them to college bookstores at college campuses of all sizes, including many of the nation’s largest campuses, such as: University of Virginia; Oregon State University; University of Texas; University of Illinois; University of Washington; University of Southern California; and Long Beach State University. Historically, Textbook Division sales have been determined primarily by the amount of used textbooks that we could purchase. This occurs because the demand for used textbooks has consistently outpaced supply. Our strong relationships with the management of college bookstores nationwide have provided important access to valuable market information regarding the campus-by-campus supply and demand of textbooks, as well as an ability to procure large quantities of a wide variety of textbooks. We provide an internally-developed Buyer’s Guide to our Textbook Division customers. This guide lists details such as author, new copy retail price, and our repurchase price for over 52,000 textbook titles.
Complementary Services Division. With our acquisition of Specialty Books, Inc. (“Specialty Books”) in May 1997, we entered the distance education market, which consists of providing education materials to students in private high schools, nontraditional college and other courses (such as correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the Internet).
Other services offered to college bookstores include the sale of computer hardware and software, such as our turnkey bookstore management software, and related maintenance contracts. We have installed our proprietary total store management system at approximately 930 college bookstore locations, and we have an installed base of over 300 college bookstore locations for our textbook management control systems. In total, including our own bookstores, over 1,200 college bookstore locations use our software products.
On July 1, 2003, we acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. (“CampusHub”), an entity affiliated with us through common ownership. CampusHub is no longer separately incorporated and is instead accounted for as a division within our Complementary Services Division segment. CampusHub provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the Internet utilizing technology originally developed by us. This technology is utilized at approximately 640 bookstores.
In January 1998, we acquired Connect 2 One (formerly Collegiate Stores Corporation), a centralized buying service for approximately 790 college bookstores across the United States. Through the enhanced purchasing power of such a large group of bookstores, participating bookstores are able to purchase certain general merchandise at lower prices than those that would be paid by the stores individually. Bookstores participating in Connect 2 One’s (“C2O”) programs also provide us with another potential source of used textbooks.
We also provide consulting and store design services to assist college bookstores in store presentation and layout.

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
Capitalize on college bookstore opportunities. We intend to increase revenues for our Bookstore Division by opening or contract-managing additional bookstores at selected college campuses and offering additional specialty products and services at our existing bookstores. In addition to ongoing efforts to drive in-store revenue growth, we also intend to continue to pursue revenue growth over the Internet involving our bookstores own websites as well as third-party websites.
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
Industry Overview
Based on recent industry trade data from the National Association of College Stores, the college bookstore industry remains strong, with approximately 4,500 college stores generating annual sales of approximately $9.8 billion to college students and other consumers in the United States. Sales of textbooks and other education materials used for classroom instruction comprise approximately sixty-five percent of that amount. We expect this market will continue to grow as a result of continuing increases in enrollment at U.S. colleges as estimated by the U.S. Department of Education.
College bookstore market. College stores generally fall into three categories: (i) institutional — stores that are primarily owned and operated by institutions of higher learning; (ii) contract-managed — stores owned by institutions of higher learning and managed by outside, private companies, typically found on-campus; and (iii) independent stores — privately owned and operated stores, generally located off campus.
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
While price is an important factor in the store operator’s purchasing decision, available supply, as well as service, usually determine with which used textbook wholesaler a college bookstore will develop a strong relationship. Used textbook wholesalers that are able to significantly service a college bookstore account typically receive preferential treatment from store operators, both in selling and in buying used textbooks. Pure exclusive supply arrangements in our market are rare; however, in the past nine to ten fiscal years, we have been marketing certain supply programs to the industry. These programs reward customers who make a long-term commitment to supplying us with a large portion of their books through enhanced commissions, express returns, and book-buy promotion ideas and marketing materials. At the end of fiscal year 2009, over 530 bookstores were participating in these programs. Since we are usually able to sell a substantial majority of the used textbooks we are able to purchase, our ability to obtain sufficient supply is a critical factor in our success.
Products and Services
Bookstore Division. As of March 31, 2009, we operated 277 college bookstores on or adjacent to college campuses. These bookstores sell a wide variety of used and new textbooks, general books and assorted general merchandise, including apparel, sundries and gift items. Over the past three fiscal years, external customer revenues (revenues excluding intercompany revenues) of our bookstores from activities other than used and new textbook sales have been between 16.6% and 17.4% of total revenues. We have been, and intend to continue, selectively expanding our product offerings at our bookstores in order to increase sales and profitability. We have also installed, and are continually improving, software that provides e-commerce capabilities in all of our own bookstores, thereby allowing our bookstores to further expand product offerings and compete with other online textbook and general merchandise sellers. All of our bookstores sell through their own customized websites and many stores also sell textbooks and general merchandise through third-party websites that are popular among college students such as Amazon.com and Half.com.
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
We publish the Buyer’s Guide, which lists over 52,000 textbooks according to author, title, new copy retail price, and our repurchase price. The Buyer’s Guide is an important part of our inventory control and book procurement system. We update and reprint the Buyer’s Guide nine times each year and make it available in both print and various electronic formats, including on our proprietary software applications. A staff of dedicated professionals gathers information from all over the country in order to make the Buyer’s Guide into what we believe to be the most comprehensive and up-to-date pricing and buying aid for college bookstores. We also maintain a database of over 175,000 titles in order to better serve our customers.

Complementary Services Division. Through Specialty Books, we have access to the market for distance education products and services. Currently, we provide students at approximately 40 colleges and private high schools with textbooks and materials for use in distance education and other education courses, and we are a provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. We believe the fragmented distance education market represents an opportunity for us to leverage our fulfillment and distribution expertise in a rapidly growing sector. Beyond textbooks, we offer services and specialty course materials to the distance education marketplace. Students are provided a web portal allowing them a secure and easy-to-use method for obtaining their course materials. Over the past three fiscal years, external customer revenues of Specialty Books have been between 44.4% and 51.5% of total Complementary Services Division revenues.
Other services offered to college bookstores include services related to our turnkey bookstore management software, the sale of other software and hardware, and the related maintenance contracts. These services generate revenue and assist us in gaining access to new sources of used textbooks. We have installed our proprietary total store management system at approximately 930 college bookstore locations, and we have an installed base of over 300 college bookstore locations for our textbook management control systems. In total, including our own bookstores, over 1,200 college bookstore locations use our software products. In addition, we have developed software for e-commerce capabilities. These software products allow college bookstores to launch their own e-commerce site and effectively compete against other online textbook and general merchandise sellers by offering textbooks and both traditional and non-traditional store merchandise online. Presently, there are approximately 640 stores licensing our e-commerce technology via CampusHub. We also offer a digital delivery solution which allows a college bookstore to offer students the option of purchasing E-books via download in addition to new and used textbooks. On April 14, 2008, we announced an agreement with CourseSmart, a comprehensive supplier of digital course materials, which establishes us as CourseSmart’s preferred supplier of E-books to the college bookstore community.
Through C2O, we are able to offer a variety of products and services to participating college bookstores. C2O negotiates apparel, supplies, gifts, and general merchandise discounts and develops and executes marketing programs for its membership. C2O has evolved into a buying group with substantial purchasing clout by aggregating the purchasing power of approximately 790 participating stores. Other C2O marketing services include a freight savings program, a credit card processing program, a shopping bag program, and retail display allowances for magazine displays. Additionally, the C2O staff of experienced professionals consults with the management and buyers of member bookstores. Consulting services offered include strategic planning, store review, merchandise assortment planning, buyer training, and help with other operational aspects of the business. While consulting has historically represented a relatively small component of C2O’s business, it is nonetheless strategically important to the ongoing success of this aspect of our business.
We also provide consulting and store design services designed to assist college bookstores in store presentation and layout.
Business Description
Bookstore Division. An important aspect of our business strategy is a program designed to reach new customers through the opening of bookstores adjacent to college campuses or the contract-management of stores on campus. In addition to generating sales of new and used textbooks and general merchandise, these outlets enhance our Textbook Division by increasing the inventory of used books purchased from the campus.
A desirable campus for a company-operated, off-campus college bookstore is one on which our Textbook Division does not currently buy or sell used textbooks either because a competitor contract-manages the college’s bookstore or the college bookstore does not have a strong relationship with us. We generally will not open a location on a campus where we already have a strong relationship with the college bookstore because some college bookstores may view having a competing location as a conflict of interest. A desirable campus for contract-management is one where the current contract-management service is being provided by a competitor of ours and the contract is expiring.
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

As of March 31, 2009 we operated 277 college bookstores nationwide, having expanded from 113 bookstores at the beginning of fiscal year 2005. During fiscal year 2009, we completed the acquisition of 3 bookstore locations, initiated the contract-management of 19 bookstore locations, and established the start-up of 2 bookstore locations.
The table below highlights certain information regarding our bookstores added and closed through March 31, 2009.

			Bookstores
	Bookstores Open at	Bookstores	Lost/Closed	Bookstores at
	Beginning of Fiscal	Added During	During Fiscal	End of Fiscal
Fiscal Year	Year	Fiscal Year	Year (1)	Year

2005	113	11	0	124

2006	124	17	2	139

2007	139	120	15	244

2008	244	23	7	260

2009	260	24	7	277

(1)
In fiscal year 2006, two bookstores were closed and the leases were not renewed. In fiscal year 2007, fifteen bookstores were closed, primarily as a result of either the lease expiring, the contract-managed relationship not being renewed, or an agreement being reached with the landlord terminating the lease. In fiscal year 2008, the recurrence of disappointing operating results at two off-campus bookstore locations led to their closure while five contract-managed agreements involving on-campus bookstores were not renewed. In fiscal year 2009, seven bookstores were closed as a result of the lease expiring, the contract-managed relationship not being renewed, disappointing operating results, or an agreement being reached with the landlord terminating the lease.

We plan to continue increasing the number of bookstores in operation through opening new bookstores or contract-managing additional bookstores. The private bookstore expansion plan will focus on campuses where we do not already have a strong relationship with the on-campus bookstore. In determining whether or not to open a new bookstore, we look at several criteria: (i) a large enough market to justify our efforts (typically this means a campus of at least 5,000 students); (ii) the competitive environment (how many stores currently serve the campus); (iii) a site in close proximity to campus with adequate parking and accessibility; (iv) the potential of the bookstore to have a broad product mix (larger bookstores are more attractive than smaller bookstores because a full line of general merchandise can be offered in addition to textbooks); (v) the availability of top-quality management; and (vi) certain other factors, including leasehold improvement opportunities and personnel costs. We also plan to pursue opportunities to contract-manage additional institutional stores. In determining to pursue opportunities to contract-manage a campus bookstore, we look at: (i) the size of the market; (ii) the competitive status of the market; (iii) the availability of top quality management; and (iv) certain other factors, including personnel costs. As mentioned previously, on May 1, 2006, we acquired 101 college bookstore locations, 98 of which were contract-managed, through the acquisition of all of the outstanding stock of CBA.

Wholesale Procurement and Distribution. Historically, because the demand for used textbooks has consistently exceeded supply, our sales have been primarily determined by the amount of used textbooks that we can purchase. We believe that, on average, we are able to fulfill approximately 20% to 25% of our demand. As a result, our success has depended primarily on our inventory procurement, and we continue to focus our efforts on obtaining inventory. In order to ensure our ability to both obtain and redistribute inventory, our Textbook Division strategy has emphasized establishing and maintaining strong customer and supplier relationships with college bookstores (primarily, independent and institutional college bookstores) through our employee account representatives. These 29 account representatives (as of March 31, 2009) are responsible for procuring used textbooks from students, marketing our services on campus, purchasing overstock textbooks from bookstores and securing leads for sale of our systems products. We have been able to maintain a competitive edge by providing superior service, made possible primarily through the development and maintenance of ready access to inventory, information and supply. Other components of the Textbook Division strategy and its implementation include: (i) selectively paying a marginal premium relative to competitors to entice students to sell back more books to us; (ii) gaining access to competitive campuses (where the campus bookstore is contract-managed by a competitor) by opening off-campus, company-owned college bookstores; (iii) using technology to gain efficiencies and to improve customer service; (iv) maintaining a knowledgeable and experienced sales force that is customer-service oriented; (v) providing working capital flexibility for bookstores making substantial purchases; and (vi) establishing long-term supply arrangements by rewarding customers who make a long-term commitment to supplying us with a large portion of their books.
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
Customers place orders by phone, mail, fax or other electronic method. Upon receiving an order, we remove the books from available inventory and hold them for future shipping. Customers may generally return books within 60 days after the start of classes (90 days for certain customers participating in the exclusive supply program). External customer returns over the past three fiscal years have averaged approximately 23.3% of sales and generally are attributable to course cancellations or overstocking. The majority of returns are textbooks that we are able to resell for the next semester.
Information Technology. We believe that we can enhance efficiency, profitability and competitiveness through investments in technology. Because our solutions create a competitive advantage, establish efficiencies and ensure cost-effectiveness of both our operations and the operations of our bookstore customers and suppliers, some of our proprietary software applications are currently in patent pending status with the United States Patent and Trademark Office. Additionally, we have registered trademarks for many of our software product names where brand recognition may be an important factor.
The center of our technology infrastructure revolves around PRISM and WinPRISM, our proprietary college store management, textbook management, point of sale, and inventory control systems. With more than a combined 25 years of availability in the marketplace, these proven software applications are maintained and continuously enhanced by a dedicated team of development and support professionals. Our technology operations process order entry, control inventory, generate purchase orders and customer invoices, generate various sales reports, and process and retrieve textbook information. In addition, we have developed integrated e-commerce software and service solutions allowing college bookstores to launch their own e-commerce site and effectively compete against other online textbook and general merchandise sellers by offering both print and digital textbooks and both traditional and non-traditional store merchandise online. We also develop, license or obtain certain rights related to other software designed to strengthen our e-commerce capabilities, including the capability for our bookstores to efficiently sell inventory through third-party websites that are popular among college students such as Amazon.com and Half.com.
In addition to using our technology for our own benefit through management and inventory control, we license the use of certain technology to bookstores. The use of our software by bookstore customers and suppliers helps solidify the business relationship, resulting in increased sales and access to additional inventory.

We conduct training courses for all systems users online and at our headquarters in Lincoln, Nebraska. Classes are small and provide hands on training for the various systems. Printed reference manuals and training materials accompany each system. The customer support call center is staffed with approximately 60 experienced personnel. Support is offered via web site, e-mail, and toll-free phone numbers. While support hours vary per product and time of year, after-hours pager support is available for mission-critical systems.
Beginning late in fiscal year 2008, we embarked on a project to replace our internally-developed general ledger system with a general ledger/business planning and consolidation solution from SAP. During fiscal year 2009, the new solution was put into place and utilized for internal management reporting and the fiscal year 2010 budgeting process. The new solution will, among other things, provide us with greater flexibility in recording and analyzing our operating results and streamlining our budgeting process and will be utilized for external financial reporting purposes beginning the first quarter of fiscal year 2010.
Customers
Our college bookstores are located at college campuses of all sizes, including some of the nation’s largest campuses, such as: Miami-Dade College; Arizona State University; Ohio State University; University of Florida; Michigan State University; Texas A&M University; University of Central Florida; Pennsylvania State University; University of Michigan; Florida State University; and University of Arizona.
We sell our Textbook and certain Complementary Services Division products and services to college bookstores throughout North America, though primarily the United States. Our Textbook Division purchases from and resells used textbooks to college bookstores at college campuses of all sizes, including many of the nation’s largest campuses, such as: University of Virginia; Oregon State University; University of Texas; University of Illinois; University of Washington; University of Southern California; and Long Beach State University. Our 25 largest Textbook Division customers accounted for approximately 2.9% of our fiscal year 2009 consolidated revenues. No single Textbook Division customer accounted for more than 1.0% of our fiscal year 2009 consolidated revenues.
Our distance education program is, among other things, a primary supplier of textbooks and educational material to students enrolled in on-line courses offered through approximately 40 colleges and private high schools. For the fiscal years ended March 31, 2009, 2008, and 2007, one institution accounted for approximately 69%, 63% and 45%, respectively, of distance education program external customer revenues.
No single customer accounted for more than 10.0% of our consolidated revenues in fiscal year 2009, 2008, or 2007.

Competition
We compete with a variety of other companies and also individuals, all of whom seek to provide products and/or services to the college marketplace. Our main corporate competitors are Follett Higher Education Group (“Follett”) and MBS Textbook Exchange/Barnes & Noble College Booksellers (“MBS”). MBS Textbook Exchange and Barnes & Noble College Booksellers are sister companies controlled by the same shareholder.
Our Bookstore Division competes with:
•	Follett, MBS and a number of smaller companies for the opportunity to contract-manage institutional college bookstores (Follett and MBS contract-manage more than 700 and 600 stores, respectively),
•	other college bookstores located at colleges and universities that we serve,
•	a number of entities that sell textbooks and other merchandise directly to students through e-commerce bypassing the traditional college bookstore,
•	student to student transactions that take place on campus and over the Internet, and
•
course packs and electronic media as a source of textbook information, such as on-line resources, E-Books, print-on-demand textbooks and CD-ROMs which may replace or modify the need for students to purchase textbooks through the traditional college bookstore.

Our Textbook Division competes in the used textbook market, which includes the purchase and resale of used textbooks. We compete with:
•	college bookstores who normally repurchase books from students to be reused on that campus the following semester or term,
•	student to student transactions that take place on campus and over the Internet
•	other wholesalers who purchase used textbooks from students and then resell them to other college bookstores, and
•
a number of individuals and companies that buy textbooks directly from students through e-commerce, or in person, bypassing the traditional college bookstores who are the Textbook Division’s suppliers and customers.

Our Textbook Division competes in the wholesale business with Follett and MBS, and certain smaller regional companies including Budgetext, Texas Book Company, Tichenor College Textbook Company, and South Eastern Book Company. We believe that our market share of the independent and non-contract-managed institutional stores is comparable to that of Follett and MBS individually. Many of Follett’s and some of MBS’s college bookstores are located on smaller campuses. The size of the campus and their presence there have precluded us from entering these markets, which in turn affects both our ability to buy books and our ability to add new accounts.
Our Complementary Services Division competes with:
•	MBS in the sale and installation of college bookstore information technology,
•	MBS in the distance education textbook distribution market,
•	college bookstores that provide their own e-commerce solution in competition with CampusHub,
•
the Independent College Bookstore Association (“ICBA”) in the centralized buying service business (participation by college bookstores in C2O’s or ICBA’s centralized buying service is voluntary, and college bookstores may, and some do, belong to both buying associations), and

•	a variety of smaller organizations and individuals involved in these businesses and others such as marketing services and consulting services.

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
Employees
As of March 31, 2009 we had a total of approximately 3,500 employees, of which approximately 1,400 were full-time, approximately 500 were part-time and approximately 1,600 were temporary. We have no unionized employees and believe that our relationship with our employees is satisfactory.
In view of the seasonal nature of our Textbook Division, we use seasonal labor to improve operating efficiency. We employ a small number of “flex-pool” workers who are cross-trained in a variety of warehouse functions. Temporary employees augment the flex-pool to meet periodic labor demands.
Geographic Financial Information
Revenues from external customers and long-lived assets, all of which are attributable to domestic operations, are disclosed in the notes to the consolidated financial statements presented in Item 8, Financial Statements and Supplementary Data of our Annual Report on Form 10-K.

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
Further deterioration in the economy and credit markets, a decline in consumer spending or other conditions may adversely affect our future results of operations. As widely reported, the global credit markets and financial services industry have been experiencing a period of upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability and intervention from the United States federal government. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. While the ultimate outcome of these events cannot be predicted, it may decrease student enrollment in colleges and universities due to the lack of financial aid and other sources of funding for education. Spending by students on textbooks and other general merchandise may also decrease due to the economic downturn.
We face competition in our markets, which could adversely impact our revenue levels, profit margins and ability to acquire an adequate supply of used textbooks. Our industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than us and have substantially greater resources than us. Revenue levels and profit margins could be adversely impacted if we experience increased competition in the markets in which we currently operate or in markets in which we will operate in the future. Over the years, an increasing number of institution-owned college stores have decided to outsource or “contract-manage” the operation of their bookstores. The leading managers of these stores include two of our principal competitors in the wholesale textbook distribution business. Contract-managed stores primarily purchase their used textbook requirements from and sell their available supply of used textbooks to their affiliated operations. A significant increase in the number of contract-managed stores operated by our competitors, particularly at large college campuses, could adversely affect our ability to acquire an adequate supply of used textbooks.
We are also experiencing growing competition from alternative media and alternative sources of textbooks for students (such as websites designed to sell textbooks, e-books and digital content, and other merchandise directly to students; on-line resources; publishers selling direct to students; print-on-demand textbooks; and CD-ROMs) and from the use of course packs (which are collections of copyrighted materials and professors’ original content which are produced by college bookstores and sold to students), all of which have the potential to reduce or replace the need for textbooks sold through college bookstores. A substantial increase in the availability or the acceptance of these alternatives as a source of textbooks and textbook information could significantly reduce college students’ use of college bookstores and/or the use of traditional textbooks and thus adversely impact our revenue levels and profit margins.
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

We have a substantial level of indebtedness. We have $449.4 million of outstanding indebtedness at March 31, 2009. The degree to which we are leveraged could have important consequences, including the following:
•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes may be impaired;
•
a substantial portion of our cash flow from operations must be dedicated to the payment of interest on outstanding indebtedness, thereby reducing the funds available to us for other purposes, such as capital expenditures and acquisitions;

•
all of the indebtedness outstanding under the Senior Credit Facility is secured by substantially all of our assets, and will mature prior to the Senior Subordinated Notes and the Senior Discount Notes;

•	we believe we are substantially more leveraged than certain of our competitors, which might place us at a competitive disadvantage;
•	we may be hindered in our ability to adjust rapidly to changing market conditions;
•	we may be more vulnerable in the event of a downturn in general economic conditions or in our industry or business; and
•	our indebtedness may make it more difficult for us to satisfy our financial obligations.
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
The Senior Credit Facility prohibits NBC from prepaying other indebtedness. In addition, NBC is required to comply with and maintain specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. NBC’s ability to meet these financial ratios and tests can be affected by our operating results and events beyond our control. A breach of any of these covenants could result in a default under the Senior Credit Facility or the indentures. Upon an event of default under the Senior Credit Facility, the lenders could elect to declare all amounts and accrued interest outstanding under the Senior Credit Facility due and payable and could terminate their commitments to make further extensions of credit under the Senior Credit Facility and the holders of the Senior Subordinated Notes and Senior Discount Notes could elect to declare all amounts under such notes immediately due and payable. If NBC were unable to repay its indebtedness under the Senior Credit Facility, the lenders could proceed against the collateral securing the indebtedness. If the indebtedness under the Senior Credit Facility were accelerated, the assets of NBC may not be sufficient to repay in full such indebtedness and other indebtedness, including the Senior Subordinated Notes and Senior Discount Notes. Substantially all of our assets are pledged as security under the Senior Credit Facility.

Recent disruptions in the financial markets could affect our ability to extend or refinance debt as it matures, which could negatively impact our liquidity and financial condition. The global credit markets have been experiencing significant price volatility, dislocations and liquidity disruptions which have caused the interest rate cost of debt financings to increase considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the credit markets may negatively impact our ability to extend or refinance our existing debt at all, or on reasonable terms, which may negatively affect our business.
As of March 31, 2009, under our Senior Credit Facility we have a revolving credit facility with maximum borrowings of $65 million that matures on May 31, 2010 and term loans with maturities in excess of $45 million per quarter beginning June 30, 2010. If we are unable to extend our line of credit, or enter into a new credit facility, prior to its maturity date or extend (or refinance) the term loans prior to June 30, 2010, our liquidity and financial condition would be adversely impacted. If the indebtedness under the Senior Credit Facility is not extended or refinanced, the assets of NBC may not be sufficient to repay in full such indebtedness and other indebtedness, including the Senior Subordinated Notes and Senior Discount Notes. In addition, even if we are able to extend or refinance the indebtedness under the Senior Credit Facility, the terms of the new financing may not be as favorable to us as the terms of the existing financing.
We may not be able to successfully contract-manage additional bookstores or integrate those additional stores, which could adversely impact our ability to grow revenues and profit margins. Part of our business strategy is to expand sales for our college bookstore operations by being awarded additional contracts to manage institutional bookstores. We may not be successful in competing for contracts to manage additional institutional stores. Due to the seasonal nature of business in our bookstores, operations may be affected by the time of the fiscal year when a bookstore is contract-managed by us. The process may require financial resources that would otherwise be available for our existing operations. Our integration of these future bookstores may not be successful; or, the anticipated strategic benefits of these future bookstores may not be realized or may not be realized within time frames contemplated by our management. Additional contract-managed stores may involve a number of special risks, including, but not limited to, adverse short-term effects on our reported results of operations, diversion of management’s attention, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of our competitors and customers. If we are unable to successfully integrate our future contract-managed stores for these or other reasons, anticipated revenues and profit margins from these new bookstores could be adversely impacted.
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
We may be unable to obtain a sufficient supply of used textbooks, which could adversely impact our revenue levels and profit margins. Our ability to purchase a sufficient number of used textbooks largely determines our used textbook sales for future periods. Successfully acquiring books typically requires a visible presence on college campuses at the end of each semester, which requires hiring a significant number of temporary personnel, and having access to sufficient funds under our Revolving Credit Facility or other financing alternatives to purchase the books. Textbook acquisition also depends upon college students’ willingness to sell their used textbooks at the end of each semester. The unavailability of sufficient personnel or credit, or a shift in student preferences, could impair our ability to acquire sufficient used textbooks to meet our sales objectives, thereby adversely impacting our revenue levels and profit margins.
Publishers may not continue to increase prices of textbooks annually, which could adversely impact our revenue levels and profit margins. We generally buy used textbooks based on publishers’ prevailing prices for new textbooks just prior to the implementation by publishers of their annual price increases (which historically have been 4% to 5%) and resell these textbooks shortly thereafter based upon the new higher prices, thereby creating an immediate margin increase. Our ability to increase our used textbook prices each fiscal year depends on annual price increases on new textbooks implemented by publishers. The failure of publishers to continue annual price increases on new textbooks could adversely impact our revenue levels and profit margins.

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
Our wholesale and bookstore operations are seasonal in nature — a significant reduction in sales during our peak selling periods could adversely impact our ability to repay the Revolving Credit Facility, thereby increasing interest expense and adversely impacting revenue levels by restricting our ability to buy an adequate supply of used textbooks. Our wholesale and bookstore operations experience two distinct selling periods and our wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in July/August and November/December. The buying periods for the wholesale operations occur at the end of each school semester in May and December. The primary selling periods for the bookstore operations are in August/September and January. In fiscal year 2009, 46% of our annual revenues occurred in the second fiscal quarter (July-September), while 31% of our annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, our working capital requirements fluctuate throughout the fiscal year, increasing substantially in May and December as a result of the buying periods. We fund our working capital requirements primarily through the Revolving Credit Facility, which historically has been repaid with cash provided from operations. A significant reduction in sales during our peak selling periods could adversely impact our ability to repay the Revolving Credit Facility, increase the average balance outstanding under the Revolving Credit Facility (thereby resulting in increased interest expense), and restrict our ability to buy an adequate supply of used textbooks (thereby adversely impacting our revenue levels).
We are controlled by one principal equity holder, who has the power to take unilateral action and could have an interest in pursuing acquisitions, divestitures and other transactions, even though such transactions might involve risks to other affected parties. Weston Presidio beneficially owns approximately 83.4% of the Company’s issued and outstanding common stock (taking into account for such percentage calculation options outstanding and options available, if any, for future grant under the 2004 Stock Option Plan). As a result, Weston Presidio is able to control all matters, including the election of a majority of our board of directors, the approval of amendments to NBC’s and our certificates of incorporation and the approval of fundamental corporate transactions such as mergers and asset sales. The interests of Weston Presidio may not in all cases be aligned with the interests of other affected parties. In addition, Weston Presidio may have an interest in pursuing acquisitions, divestitures and other transactions, including selling us, that, in its judgment, could affect its equity investment, even though such transactions might involve risks to other affected parties.
A portion of our goodwill recently became impaired and we may be required to write down additional amounts of goodwill or identifiable intangibles and record impairment charges if future circumstances indicate that goodwill or identifiable intangibles are impaired. We monitor relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of our goodwill and identifiable intangibles. It is possible that changes in such circumstances, or in the numerous variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill and identifiable intangibles, could in the future require us to further write down a portion of our goodwill or write down a portion of our identifiable intangibles and record related non-cash impairment charges. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and No. 144, Impairment of Long-Lived Assets. In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Our evaluation of impairment is based on a combination of our projection of estimated future cash flows and other valuation methodologies. We recorded impairment charges of $107.0 million to reduce the carrying value of goodwill to its estimated fair value at March 31, 2009.

ITEM 2. PROPERTIES.
At March 31, 2009, our Bookstore Division locations consisted of the following: (i) 6 owned off-campus bookstore locations, (ii) 124 leased off-campus bookstore locations, and (iii) 147 leased on-campus (contract-managed) bookstore locations serving university and post-graduate educational institutions throughout the United States. These institutions serve more than 2.1 million students. We own our two Textbook Division warehouses (totaling 253,000 square feet) in Lincoln, Nebraska (one of which is also the location of our headquarters). Our distance education program resides in a leased facility with 49,500 square feet in Athens, Ohio. The lease, as amended, expires on May 31, 2011 and has one one-year option to renew.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No items were submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 2009.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of June 26, 2009, based upon the number of holders on record, there were 5 holders of NBC Acquisition Corp. common stock, those holders being four funds affiliated with Weston Presidio (which held a total of 36,455 shares) and NBC Holdings Corp., a new corporation formed by Weston Presidio as part of the March 4, 2004 Transaction. As of June 26, 2009, NBC Holdings Corp.’s issued and outstanding capital stock totaled 517,639 shares and correlated with the 517,639 shares of NBC Acquisition Corp. common stock it held. There are 29 holders on record of NBC Holdings Corp. capital stock, including the four funds affiliated with Weston Presidio and current and former members of our management group. As of June 26, 2009, there were also options granted and outstanding under the 2004 Stock Option Plan, held by 42 current and former members of our management group, to purchase 80,203 shares of NBC Holdings Corp. capital stock. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, the payment of dividends is subject to various restrictions under our debt instruments. As a result, no dividends were declared on our common stock during fiscal year 2009 and 2008. There is no established public trading market for the NBC Acquisition Corp. common stock.
On March 31, 2006, 4,200 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to certain officers and directors of the Company (the “Officers”). The shares purchased by the Officers are each subject to a Stock Repurchase Agreement (the “SRA”) that, among other things, provides that if the Officer in question is still employed by NBC Holdings Corp., his purchased shares vest on September 30, 2010 (the “Vesting Date”). If the Officer is not employed by NBC Holdings Corp. on that date, the shares do not vest, except under certain conditions related to termination of his employment without “cause” (as defined in the SRA) or due to his death or disability. If the Officer is terminated without cause prior to the Vesting Date, the shares vest based upon a formula determined by the number of days from March 31, 2006 to the date of termination as a percentage of the number of days from March 31, 2006 to the Vesting Date. If a termination without cause before the Vesting Date follows a Change of Control (as defined in the SRA), all of the Officer’s shares become immediately vested. Additionally, NBC Holdings Corp. purchased 4,200 shares of the Company’s common stock for an aggregate of $42 on March 31, 2006. The shares issued to NBC Holdings Corp. are subject to the same conditions as those issued to the Officers. These shares were issued pursuant to an exemption from registration claimed under Section 4(2) of the Securities Act of 1933, as amended.
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

The following table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

	Fiscal Years Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)

Statement of Operations Data:
Revenues	$610,716	$581,248	$544,428	$420,108	$402,154
Costs of sales (exclusive of depreciation shown below)	371,369	354,140	332,444	250,914	240,638

Gross profit	239,347	227,108	211,984	169,194	161,516
Operating expenses:
Selling, general and administrative (1)	168,315	157,193	143,096	107,991	100,513
Closure of California Warehouse	—	(36)	774	—	—
Depreciation	7,603	7,209	5,916	4,913	4,908
Amortization	11,384	10,443	9,613	8,762	8,258
Goodwill impairment	106,972	—	—	—	—

Income (Loss) from operations	(54,927)	52,299	52,585	47,528	47,837
Other expenses (income):
Interest expense	41,603	41,659	40,410	35,931	31,725
Interest income	(427)	(1,332)	(1,643)	(1,275)	(639)
(Gain) Loss on derivative instrument	102	198	225	(525)	—

Income (Loss) before income taxes	(96,205)	11,774	13,593	13,397	16,751
Income tax expense	4,289	4,558	5,700	5,527	7,305

Net income (loss)	$(100,494)	$7,216	$7,893	$7,870	$9,446

Earnings (Loss) Per Share:
Basic	$(181.79)	$13.02	$14.25	$14.32	$17.20
Diluted	(181.79)	12.61	13.89	14.00	16.84
Other Data:
Adjusted EBITDA (2)	$71,032	$69,951	$68,114	$61,203	$61,003
Net cash flows from operating activities	26,356	21,101	27,516	22,573	27,187
Net cash flows from investing activities	(14,898)	(22,179)	(32,809)	(18,122)	(748)
Net cash flows from financing activities	3,254	(2,578)	4,893	(2,293)	(28,491)
Capital expenditures	7,979	7,261	6,543	7,312	7,666
Business acquisition expenditures (3)	6,321	14,682	25,874	10,849	20,160
Number of bookstores open at end of the period	277	260	244	139	124

Balance Sheet Data (At End of Period):
Cash and cash equivalents	$44,038	$29,326	$32,983	$33,383	$31,224
Working capital	151,149	136,729	130,389	111,066	104,008
Total assets	609,088	703,364	697,005	647,079	629,166
Total debt, including current maturities	449,411	452,204	445,098	416,762	412,513
Redeemable Preferred Stock	10,233	—	—	—	—

(1)	Includes share-based compensation of $1,289; $1,041 and $997 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

(2)
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and goodwill impairment. There was no goodwill impairment in fiscal years 2008, 2007, 2006 and 2005; therefore, Adjusted EBITDA equals EBITDA for those years. As we are highly-leveraged and as our equity is not publicly-traded, management believes that non-GAAP financial measures, EBITDA and Adjusted EBITDA, are useful in measuring our liquidity and provide additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also use EBITDA, as defined in those agreements, for certain financial covenants. EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net cash flows from operating activities as determined by accounting principles generally accepted in the United States of America (“GAAP”), and EBITDA and Adjusted EBITDA do not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA and Adjusted EBITDA, such as interest, taxes, depreciation, amortization, and goodwill impairment, are significant components in understanding and assessing our financial performance. EBITDA and Adjusted EBITDA measures presented may not be comparable to similarly titled measures presented by other registrants.

The following presentation reconciles Adjusted EBITDA with net cash flows from operating activities as presented in the Consolidated Statements of Cash Flows included in Item 8, Financial Statements and Supplementary Data:

	Fiscal Years Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Adjusted EBITDA (2)	$71,032	$69,951	$68,114	$61,203	$61,003

Adjustments to reconcile Adjusted EBITDA to net cash flows from operating activities:

Share-based compensation	1,288	1,041	997	—	—

Interest income	427	1,332	1,643	1,275	639

Provision for losses on receivables	1,367	468	834	231	316

Cash paid for interest	(39,124)	(31,755)	(31,388)	(27,875)	(26,320)

Cash paid for income taxes	(9,930)	(13,031)	(6,551)	(9,589)	(4,946)

(Gain) Loss on disposal of assets	125	285	(1)	90	68

Changes in operating assets and liabilities, net of effect of acquisitions (4)	1,171	(7,190)	(6,132)	(2,762)	(3,573)

Net Cash Flows from Operating Activities	$26,356	$21,101	$27,516	$22,573	$27,187

(3)	Business acquisition expenditures represent established businesses purchased by us.

(4)
Changes in operating assets and liabilities, net of effect of acquisitions includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussions should be read in conjunction with our consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data, and other information in this Annual Report on Form 10-K.
Executive Summary
Overview
Acquisitions. Our Bookstore Division continues to grow its number of bookstore locations. We acquired 3 bookstore locations and initiated the contract-management of 19 bookstore locations in 19 separate transactions and established the start-up of 2 bookstore locations during the fiscal year ended March 31, 2009. We believe there are attractive opportunities for us to expand our chain of bookstores across the country.
Revenue Results. Consolidated revenues for the fiscal year ended March 31, 2009 increased $29.5 million, or 5.1%, from the fiscal year ended March 31, 2008. This increase is primarily attributable to growth in the Bookstore Division, including acquisition activity and start-up growth since April 1, 2007. Revenues increased in the Textbook Division by 5.4% as a result of price increases that were partially offset by a decrease in units sold. Revenues decreased slightly in the Complementary Services Division primarily as a result of decreased revenues from our systems and consulting businesses which was mostly offset by an increase in revenues from our e-commerce and distance education businesses. Finally, as a result of a shift in Textbook Division revenues from our own bookstores to independent bookstores (external customers), intercompany revenues and the corresponding intercompany eliminations for the fiscal year ended March 31, 2009 decreased from the fiscal year ended March 31, 2008.
Adjusted EBITDA Results. Consolidated Adjusted EBITDA for the fiscal year ended March 31, 2009 increased $1.1 million from the fiscal year ended March 31, 2008. The Adjusted EBITDA increase is attributable to an increase in our Textbook Division Adjusted EBITDA. Adjusted EBITDA in the Bookstore Division was down due primarily to lower same store sales combined with higher selling, general and administrative expenses. Adjusted EBITDA in the Complementary Services Division was down due primarily to lower results from our distance education business. Adjusted EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.
Goodwill Impairment. In fiscal year 2009, we recognized goodwill impairment charges of $107.0 million due to the economic downturn and changes in some variables associated with the judgments, assumptions and estimates made by us in assessing the valuation of the Company’s goodwill, including lower market multiples. Goodwill is disclosed in the notes to the consolidated financial statements presented in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K.
Challenges and Expectations
We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past and, in addition, new and different challenges and opportunities given the credit crisis and economic turmoil. We have experienced, and continue to experience, increasing competition for the supply of used textbooks from other textbook wholesalers and from student to student transactions, increasing competition from alternative media and alternative sources of textbooks for students, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to opening or contract-managing bookstores. Finally, we are uncertain what impact the recent downturn in general economic conditions and the ongoing disruption in the financial markets might have on our business, including our efforts to extend or refinance indebtedness under our Senior Credit Facility. Despite these challenges, we expect that we will continue to grow revenue and EBITDA on a consolidated basis in fiscal year 2010. We also expect that our capital expenditures will remain modest for a company of our size.

Fiscal Year Ended March 31, 2009 Compared With Fiscal Year Ended March 31, 2008.
Revenues. Revenues for the fiscal years ended March 31, 2009 and 2008 and the corresponding change in revenues were as follows:

	Fiscal Year Ended		Change
	March 31, 2009	March 31, 2008	Amount	Percentage
Bookstore Division	$472,038,009	$454,374,873	$17,663,136	3.9%
Textbook Division	147,287,779	139,685,035	7,602,744	5.4%
Complementary Services Division	34,233,883	34,372,223	(138,340)	(0.4)%
Intercompany Eliminations	(42,843,490)	(47,184,345)	4,340,855	(9.2)%

	$610,716,181	$581,247,786	$29,468,395	5.1%

For the fiscal year ended March 31, 2009, Bookstore Division revenues increased $17.7 million, or 3.9%, from the fiscal year ended March 31, 2008. The increase in Bookstore Division revenues was primarily attributable to the addition of 47 bookstore locations through acquisitions or start-ups since April 1, 2007. The new bookstores provided an additional $34.1 million of revenue for the fiscal year ended March 31, 2009. Same-store sales for the fiscal year ended March 31, 2009 decreased $9.0 million, or 2.1%, from the fiscal year ended March 31, 2008, primarily due to decreased new textbook and clothing and insignia wear revenues which offset a small increase in revenues from used textbooks. The Company defines same-store sales for the fiscal year ended March 31, 2009 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2008. Finally, revenues declined $7.5 million as a result of certain lost contract-managed stores and store closings since April 1, 2007.
For the fiscal year ended March 31, 2009, Textbook Division revenues increased $7.6 million, or 5.4%, from the fiscal year ended March 31, 2008, due primarily to an approximate 6.7% increase in the average price per book sold, which was offset in part by an approximate 1.7% decrease in units sold. Complementary Services Division revenues decreased slightly from the year ended March 31, 2008, as decreases in the systems and consulting businesses were mostly offset by an increase in revenue from our e-commerce and distance education businesses. Primarily as a result of a shift in Textbook Division revenues from our own bookstores to independent bookstores (external customers), intercompany revenues and the corresponding intercompany eliminations for the fiscal year ended March 31, 2009 decreased $4.3 million from the fiscal year ended March 31, 2008.
Gross profit. Gross profit for the fiscal year ended March 31, 2009 increased $12.2 million, or 5.4%, to $239.3 million from $227.1 million for the fiscal year ended March 31, 2008. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage increased only slightly to 39.2% for the fiscal year ended March 31, 2009 from 39.1% for the fiscal year ended March 31, 2008. The increase in consolidated gross margin percentage is primarily attributable to improved margins in the Textbook Division offset by slightly lower gross margins in the Bookstore Division.
Selling, general and administrative expenses. Selling, general and administrative expenses for the fiscal year ended March 31, 2009 increased $11.1 million, or 7.1%, to $168.3 million from $157.2 million for the fiscal year ended March 31, 2008. Selling, general and administrative expenses as a percentage of revenues were 27.6% and 27.0% for the fiscal years ended March 31, 2009 and 2008, respectively. The increase in selling, general and administrative expenses includes a $4.9 million increase in personnel costs and a $3.6 million increase in rent which is primarily attributable to our continued growth in the Bookstore Division. The increase in personnel costs was partially due to approximately $1.1 million in personnel costs resulting from a voluntary early retirement plan and severance expenses in fiscal year 2009. Commission and shipping expenses also increased $0.9 million and $0.7 million, respectively, primarily due to increased Bookstore Division sales on the Internet involving third-party websites. Also included in the increase was $0.2 million in legal expenses related to the Senior Credit Facility amendment in February 2009.

Earnings (loss) before interest, taxes, depreciation, amortization, and goodwill impairment (Adjusted EBITDA). Adjusted EBITDA for the fiscal years ended March 31, 2009 and 2008 and the corresponding change in Adjusted EBITDA were as follows:

	Fiscal Year Ended		Change
	March 31, 2009	March 31, 2008	Amount	Percentage
Bookstore Division	$44,029,528	$45,941,624	$(1,912,096)	(4.2)%
Textbook Division	39,009,073	33,731,382	5,277,691	15.6%
Complementary Services Division	1,320,700	1,558,414	(237,714)	(15.3)%
Corporate Administration	(13,326,971)	(11,280,477)	(2,046,494)	(18.1)%

	$71,032,330	$69,950,943	$1,081,387	1.5%

Bookstore Division Adjusted EBITDA decreased $1.9 million, or 4.2%, as increased revenues were offset by a slightly lower gross profit percentage and slightly higher selling, general and administrative expenses as a percentage of revenues. The $5.3 million, or 15.6%, increase in Textbook Division Adjusted EBITDA was primarily due to the previously mentioned increase in revenues and gross profits, as well as control of selling, general and administrative expenses. Complementary Services Division Adjusted EBITDA decreased $0.2 million, or 15.3%, primarily due to lower results in our systems and distance education businesses which was partially offset by improved results in our e-commerce business. Corporate Administration’s Adjusted EBITDA loss increased $2.0 million primarily due to $1.1 million in current year costs associated with the voluntary early retirement plan and severance, and legal expenses related to the February 2009 refinancing.
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and goodwill impairment. Fiscal year 2008 does not include an adjustment to EBITDA for goodwill impairment. As we are highly-leveraged and as our equity is not publicly-traded, management believes that non-GAAP financial measures, EBITDA and Adjusted EBITDA, are useful in measuring our liquidity and provides additional information for determining our ability to meet debt service requirements. The Senior Subordinated Notes, Senior Discount Notes, and Senior Credit Facility also use EBITDA, as defined in those agreements, for certain financial covenants. EBITDA and Adjusted EBITDA do not represent and should not be considered as an alternative to net cash flows from operating activities as determined by GAAP, and EBITDA and Adjusted EBITDA do not necessarily indicate whether cash flows will be sufficient for cash requirements. Items excluded from EBITDA and Adjusted EBITDA, such as interest, taxes, depreciation, amortization, and goodwill impairment, are significant components in understanding and assessing our financial performance. EBITDA and Adjusted EBITDA measures presented may not be comparable to similarly titled measures presented by other companies.

The following presentation reconciles Adjusted EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, Financial Statements and Supplementary Data:

	Fiscal Year Ended
	March 31, 2009	March 31, 2008
Adjusted EBITDA (1)	$71,032,330	$69,950,943

Adjustments to reconcile Adjusted EBITDA to net cash flows from operating activities:
Share-based compensation	1,288,543	1,040,599
Interest income	426,536	1,332,497
Provision for losses on receivables	1,366,979	468,007
Cash paid for interest	(39,123,694)	(31,755,319)
Cash paid for income taxes	(9,930,165)	(13,030,853)
Loss on disposal of assets	124,871	284,891
Changes in operating assets and liabilities, net of effect of acquisitions (2)	1,170,551	(7,190,132)

Net Cash Flows from Operating Activities	$26,355,951	$21,100,633

Net Cash Flows from Investing Activities	$(14,898,403)	$(22,179,160)

Net Cash Flows from Financing Activities	$3,254,464	$(2,577,893)

(1)	March 31, 2009 Adjusted EBITDA includes an adjustment for goodwill impairment. There was no goodwill impairment in fiscal year 2008; therefore, Adjusted EBITDA equals EBITDA for fiscal 2008.

(2)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Depreciation expense. Depreciation expense for the fiscal year ended March 31, 2009 increased $0.4 million, or 5.5%, to $7.6 million from $7.2 million for the fiscal year ended March 31, 2008, due primarily to growth in the Bookstore Division (including new stores added since April 1, 2007 and store remodeling projects).
Amortization expense. Amortization expense for the fiscal year ended March 31, 2009 increased $1.0 million, or 9.0%, to $11.4 million from $10.4 million for the fiscal year ended March 31, 2008, due in part to a $0.4 million increase in amortization of covenant not to compete agreements arising from bookstore acquisitions, $0.3 million increase in amortization of contract-managed acquisition costs primarily associated with contract-managed bookstore acquisitions/renewals occurring since April 1, 2007 and $0.2 million of amortization of certain contractual rights associated with a September 1, 2007 agreement with a third-party software company.
Goodwill impairment. During the fourth quarter of 2009, the Company recognized a non-cash charge of $107.0 million related to the impairment of goodwill. The impairment, which was determined during our 2009 annual impairment testing of goodwill, is due to the economic downturn and changes in some variables associated with the judgments, assumptions and estimates made by us in assessing the valuation of the Company’s goodwill, including lower market multiples. No impairment charge was recorded for the year ended March 31, 2008.

Interest expense, net. Interest expense, net for the fiscal year ended March 31, 2009 increased $0.8 million, or 1.9%, to $41.3 million from $40.5 million for the fiscal year ended March 31, 2008, due primarily to a $0.9 million decline in interest income as a result of lower interest rates on invested funds.
Income taxes. Income tax expense for the fiscal year ended March 31, 2009 decreased $0.3 million, or 5.9%, to $4.3 million from $4.6 million for the fiscal year ended March 31, 2008. Our effective tax rate for the fiscal years ended March 31, 2009 and 2008 was (4.5)% and 38.7%, respectively. Our effective tax rate for fiscal year 2009 differs from the statutory tax rate primarily as a result of a pre-tax earnings charge for non-deductible goodwill impairment. Excluding the impact of the goodwill impairment charge, which was all attributed to non-deductible goodwill and as such is treated as a permanent difference for income tax purposes, our effective tax rate would have been 39.8% for the fiscal year ended March 31, 2009 as compared to 38.7% for the fiscal year ended March 31, 2008. The lower effective tax rate in fiscal year 2008 is due primarily to the recognition of certain state income tax benefits in connection with a state tax incentive program.

Fiscal Year ended March 31, 2008 Compared With Fiscal Year ended March 31, 2007.
Revenues. Revenues for the fiscal years ended March 31, 2008 and 2007 and the corresponding change in revenues were as follows:

	Fiscal Year Ended		Change
	March 31, 2008	March 31, 2007	Amount	Percentage
Bookstore Division	$454,374,873	$418,476,613	$35,898,260	8.6%
Textbook Division	139,685,035	135,798,392	3,886,643	2.9%
Complementary Services Division	34,372,223	32,215,306	2,156,917	6.7%
Intercompany Eliminations	(47,184,345)	(42,062,347)	(5,121,998)	12.2%

	$581,247,786	$544,427,964	$36,819,822	6.8%

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
For the fiscal year ended March 31, 2008, Textbook Division revenues increased 2.9% from the fiscal year ended March 31, 2007 due primarily to an approximate 5.2% increase in the average price per book sold and lower returns that was partially offset by an approximate 3.6% decrease in units sold. Complementary Services Division revenues increased primarily due to strong results in the distance education business. As a result of our growth in the Bookstore Division, intercompany revenues and the corresponding intercompany eliminations for the fiscal year ended March 31, 2008 increased $4.8 million and $0.3 million in the Textbook and Complementary Services Divisions, respectively, from the fiscal year ended March 31, 2007.
Gross profit. Gross profit for the fiscal year ended March 31, 2008 increased $15.1 million, or 7.1%, to $227.1 million from $212.0 million for the fiscal year ended March 31, 2007. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage increased slightly to 39.1% for the fiscal year ended March 31, 2008 from 38.9% for the fiscal year ended March 31, 2007. The increase in consolidated gross margin percentage is primarily attributable to an increase in revenues coming from higher margin used textbooks in the Bookstore Division and to overall improvement in gross margin from the bookstores acquired in the CBA transaction.
Selling, general and administrative expenses. Selling, general and administrative expenses for the fiscal year ended March 31, 2008 increased $14.1 million, or 9.9%, to $157.2 million from $143.1 million for the fiscal year ended March 31, 2007. Selling, general and administrative expenses as a percentage of revenues were 27.0% and 26.3% for the fiscal years ended March 31, 2008 and 2007, respectively. The increase in selling, general and administrative expenses, which includes a $4.3 million increase in commission expense, a $3.1 million increase in rent, a $2.5 million increase in shipping expense and a $2.0 million increase in personnel costs, is primarily attributable to our continued growth in the Bookstore Division. The increased commission and shipping expenses were primarily due to increased Bookstore Division sales on the Internet involving third-party websites.
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

Earnings (loss) before interest, taxes, depreciation, and amortization (EBITDA). EBITDA for the fiscal years ended March 31, 2008 and 2007 and the corresponding change in EBITDA were as follows:

	Fiscal Year Ended		Change
	March 31, 2008	March 31, 2007	Amount	Percentage
Bookstore Division	$45,941,624	$44,511,202	$1,430,422	3.2%
Textbook Division	33,731,382	32,210,010	1,521,372	4.7%
Complementary Services Division	1,558,414	2,716,144	(1,157,730)	(42.6)%
Corporate Administration	(11,280,477)	(11,323,483)	43,006	0.4%

	$69,950,943	$68,113,873	$1,837,070	2.7%

The increase in Bookstore Division EBITDA was primarily due to the previously mentioned increase in revenues and gross profit offset partially by increased selling, general and administrative expenses. The increase in Textbook Division EBITDA was primarily due to the previously mentioned increase in revenues, as well as solid control of expenses and $0.8 million of expenses incurred in the fiscal year ended March 31, 2007 associated with the closure of our California warehouse. The decrease in Complementary Services Division EBITDA was primarily due to lower results in our systems businesses. Corporate Administration’s EBITDA loss was flat in comparison to the prior fiscal year.
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

The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, Financial Statements and Supplementary Data:

	Fiscal Year Ended
	March 31, 2008	March 31, 2007
EBITDA	$69,950,943	$68,113,873

Adjustments to reconcile EBITDA to net cash flows from operating activities:
Share-based compensation	1,040,599	996,957
Interest income	1,332,497	1,643,598
Provision for losses on receivables	468,007	834,442
Cash paid for interest	(31,755,319)	(31,388,513)
Cash paid for income taxes	(13,030,853)	(6,551,344)
(Gain) Loss on disposal of assets	284,891	(575)
Changes in operating assets and liabilities, net of effect of acquisitions (1)	(7,190,132)	(6,132,260)

Net Cash Flows from Operating Activities	$21,100,633	$27,516,178

Net Cash Flows from Investing Activities	$(22,179,160)	$(32,808,754)

Net Cash Flows from Financing Activities	$(2,577,893)	$4,892,730

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
Income taxes. Income tax expense for the fiscal year ended March 31, 2008 decreased $1.1 million, or 20.0%, to $4.6 million from $5.7 million for the fiscal year ended March 31, 2007. Our effective tax rate for the fiscal years ended March 31, 2008 and 2007 was 38.7% and 41.9%, respectively. Our effective tax rate for fiscal year 2008 differs from the statutory tax rate primarily as a result of state income taxes. The lower effective tax rate in fiscal year 2008 is due primarily to the recognition of certain state income tax benefits in connection with a state tax incentive program.

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
Inventory Valuation and Obsolescence. Our Bookstore Division values new textbook and non-textbook inventories at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments and estimates which impact the ending inventory valuation at cost as well as the resulting gross margins. Changes in the fact patterns underlying such management judgments and estimates could ultimately result in adjusted inventory costs. Used textbook inventories are valued using a combination of weighted-average cost and market values. Other inventories are determined on the first-in, first-out cost method. We account for inventory obsolescence based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by us, inventory write-downs may be required. In determining inventory adjustments, we consider amounts of inventory on hand, projected demand, new editions, and industry factors.
Goodwill and Intangible Assets. The March 4, 2004 Transaction and our acquisitions of college bookstores result in the application of purchase accounting as of the transaction date. In certain circumstances, our management performs valuations where appropriate to determine the fair value of assets acquired and liabilities assumed. The goodwill in such transactions is determined by calculating the difference between the purchase price and the fair value of net assets acquired. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets; and No. 144, Impairment of Long-Lived Assets. In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We are required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. Due to the economic downturn and changes in some variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill, including lower market multiples, the Company determined in the first step of its goodwill impairment test that the carrying values of certain reporting units exceeded their fair values, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, the Company performed the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As a result, the Company recorded an impairment charge of $107.0 million in fiscal year 2009. Fair value is determined using the market approach and is deemed to be the most indicative of the Company’s fair value. The fair value based upon the market approach is also analyzed for reasonableness compared to the fair value based upon the income approach (discounted cash flow approach). We are also required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets.
Accrued Incentives. Our Textbook Division offers certain incentive programs to its customers that allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. The rebates can be redeemed in a number of ways, including to pay for freight charges on textbooks sold to the customer or to pay for certain of the products or services we offer through our Complementary Services Division. The customer can also use the rebates to pay for the cost of textbooks sold by the Textbook Division to the customer; however, a portion of the rebates earned by the customer are forfeited if the customer chooses to use rebates in this manner. If the customer fails to comply with the terms of the program, rebates earned during the year are forfeited. Significant judgment is required in estimating the expected level of forfeitures on rebates earned. Although we believe that our estimates of anticipated forfeitures, which are based upon historical experience, are reasonable, actual results could differ from these estimates resulting in an ultimate redemption of rebates which differs from that which is reflected in accrued incentives in the consolidated financial statements.
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

LIQUIDITY AND CAPITAL RESOURCES
Financing Activities
Effective February 3, 2009, the Senior Credit Facility was amended to, among other things, (i) extend the maturity date of the Revolving Credit Facility to May 31, 2010, (ii) decrease the maximum borrowing capacity under the Revolving Credit Facility from $85.0 million to $65.0 million, (iii) amend certain definitions and financial covenants under the Senior Credit Facility, including limiting future acquisitions to contract-managed stores, and (iv) increase the interest rate on the Term Loan and Revolving Credit Facility. The applicable margin on the Revolving Credit Facility and Term Loan will increase to 6.0% on Eurodollar borrowings and 5.0% on Base rate borrowings. The Eurodollar interest rate will not be less than 3.25% plus the applicable margin. The interest rate on Base rate borrowings will be the greater of a) Prime rate, b) Federal Funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 4.25% plus the applicable margin. The Commitment Fee rate will increase to 0.75%. The modifications to the Senior Credit Facility resulted in the payment of $4.0 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments.
In conjunction with the Senior Credit Facility amendment on February 3, 2009, the Company entered into a Stock Subscription Agreement with NBC Holdings Corp. (“Holdings”), pursuant to which Holdings purchased 10,000 shares of a newly created series of our preferred stock, par value $0.01 per share, for $1,000 per share, for an aggregate purchase price of $10.0 million. Subject to applicable restrictions under our Senior Credit Facility and other indebtedness, the holders of the preferred stock shall be entitled to receive mandatory cumulative dividends from the date of issuance at a rate of 15% of the liquidation preference, which is equal to $1,000 per share, as adjusted. The Series A Preferred Stock has a redemption feature that allows for redemption at the option of the holders of a majority of the shares, on occurrence of a Change of Control, at a redemption price per share equal to the liquidation preference plus accrued and unpaid dividends thereon; provided that in any event, redemption shall be subject to the restrictions of the Senior Credit Facility and other indebtedness.
Effective March 30, 2007, certain amendments were made to the Senior Credit Facility to, among other things, increase the Revolving Credit Facility from $65.0 million to $85.0 million and modify the definition of EBITDA to exclude certain one-time charges recorded in fiscal year 2007 for purposes of the debt covenant calculations. The additional availability of borrowings under the Revolving Credit Facility allowed us to continue to pursue opportunities to expand our chain of bookstores across the country. The modifications of the Senior Credit Facility resulted in the payment of $0.2 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the Revolving Credit Facility.
Effective April 26, 2006, certain amendments were made to the Senior Credit Facility to allow for the acquisition of CBA, including adding an incremental $24.0 million of borrowings under the Term Loan, increasing amounts available under the Revolving Credit Facility from $50.0 million to $65.0 million, and amending certain restrictions and financial covenants. The additional Term Loan borrowings were used to help finance the purchase of all of CBA’s outstanding stock, repay CBA’s outstanding long-term bank indebtedness, and provide funding for the payment of transaction costs and other liabilities associated with the acquisition. CBA’s long-term bank indebtedness, revolving credit facility balance, and the corresponding accrued interest repaid on May 1, 2006 totaled $14.4 million. The modifications to the Senior Credit Facility resulted in the payment of $0.8 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments.
Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for income tax payments, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC’s Revolving Credit Facility. At March 31, 2009, our total indebtedness was $449.4 million, consisting of a $193.1 million Term Loan, $175.0 million of Senior Subordinated Notes, $77.0 million of Senior Discount Notes, and $4.3 million of other indebtedness, including capital lease obligations.

Principal and interest payments under the Senior Credit Facility, the Senior Subordinated Notes, and the Senior Discount Notes represent significant liquidity requirements for us. Under the terms of the Senior Credit Facility’s Term Loan, NBC is scheduled to make principal payments totaling approximately $6.9 million in fiscal year 2010 and $186.2 million in fiscal year 2011, including significant quarterly principal payments beginning June 30, 2010. These scheduled principal payments are subject to change upon the annual payment and application of excess cash flows (as defined by the Senior Credit Facility), if any, towards the Term Loan principal balances. The fiscal year 2010 principal payment includes an excess cash flow payment of $6.0 million due September, 2009 for fiscal year ended March 31, 2009. There was no excess cash flow obligation for the fiscal year ended March 31, 2008.
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
Investing Cash Flows
Our capital expenditures were $8.0 million, $7.3 million and $6.5 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. As part of the February 3, 2009 amendment to the Senior Credit Facility, the annual capital expenditure limit was changed to $13.0 million for fiscal year 2009. We expect capital expenditures to be between $5.0 million and $6.0 million for fiscal year 2010.
Business acquisition and contract-management renewal expenditures were $6.3 million, $14.7 million and $25.9 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. During the fiscal year ended March 31, 2009, 22 bookstore locations were acquired in 19 separate transactions (19 of which were contract-managed locations). During the fiscal year ended March 31, 2008, 20 bookstore locations were acquired in 14 separate transactions (10 of which were contract-managed locations). During the fiscal year ended March 31, 2007, we acquired 118 bookstore locations in 17 separate transactions (110 of which were contract-managed locations), including the acquisition of CBA’s 101 bookstore locations for $18.8 million (net of cash acquired) on May 1, 2006. Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility, as amended.
During the fiscal years ended March 31, 2009, 2008 and 2007, we capitalized $0.6 million, $0.3 million and $0.7 million, respectively, in software development costs associated with new software products and enhancements to existing software products.
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

In addition to the previously mentioned business acquisition and contract-management renewal expenditures, the contract-managed acquisition costs during the fiscal year ended March 31, 2009 included $0.2 million of unpaid consideration. The purchase price of one of the bookstores during the fiscal year ended March 31, 2008 included $0.7 million of contingent consideration, which is paid to the previous owner on a monthly basis and is calculated as a percentage of revenues generated by the acquired bookstore each month. Such payments totaled $123,972 and $41,219 for the fiscal years ended March 31, 2009 and 2008, respectively.
Operating Cash Flows
Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). For the fiscal year ended March 31, 2009, weighted-average borrowings under the Revolving Credit Facility approximated $16.9 million, with actual borrowings ranging from a low of no borrowings to a high of $49.5 million. Net cash flows from operating activities for the fiscal year ended March 31, 2009 were $26.4 million, up $5.3 million from $21.1 million for the fiscal year ended March 31, 2008. The increase in net cash flows from operating activities is due primarily to a $9.5 million decrease in payments for inventories and a decrease of $3.1 million in income taxes paid during the fiscal year ended March 31, 2009. The increase in net cash flows was offset by an increase in cash interest paid of $7.3 million in fiscal year 2009. Net cash flows from operating activities for the fiscal year ended March 31, 2008 were $21.1 million, a decrease of $6.4 million from $27.5 million for the fiscal year ended March 31, 2007. The decrease in net cash flows from operations was due primarily to a $6.5 million increase in income taxes paid during the fiscal year ended March 31, 2008. Fluctuations in certain balances, including receivables and accounts payable, were due in part to the impact of CBA (acquired on May 1, 2006).
As of March 31, 2009, we had $44.0 million in cash and cash equivalents available to help fund working capital requirements. Any investments in cash equivalents are subject to restrictions under the Senior Credit Facility. The Senior Credit Facility allows investments in (1) certain short-term securities issued by, or unconditionally guaranteed by, the federal government, (2) certain short-term deposits in banks that have combined capital and surplus of not less than $500 million, (3) certain short-term commercial paper of issuers rated at least A-1 by Standard & Poor’s or P-1 by Moody’s, (4) certain money market funds which invest exclusively in assets otherwise allowable under the Senior Credit Facility and (5) certain other similar short-term investments. All cash equivalents have matured subsequent to March 31, 2009 with no gain or loss recognized. Although we invest in compliance with the restrictions under our Senior Credit Facility and generally seek to minimize the risk associated with investments by investing in investment grade, highly liquid securities, we cannot give assurances that the cash equivalents in our investment portfolio, in which we may invest in the future, will not lose a portion of their value or become impaired in the future.
Covenant Restrictions
Access to our principal sources of cash is subject to various restrictions and compliance with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios, and minimum fixed charge coverage ratios. The availability of additional borrowings under the Revolving Credit Facility is subject to the calculation of a borrowing base, which is a function of eligible accounts receivable and inventory, up to the maximum borrowing limit. The Senior Credit Facility restricts NBC’s ability to make investments, acquisitions, loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes owed by the Company. The indenture governing the Senior Discount Notes restricts the ability of the Company and its Restricted Subsidiaries (as defined in the indenture) to pay dividends or make other Restricted Payments (as defined in the indenture) to their respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company’s consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of NBC and certain of its subsidiaries to pay dividends or make certain other payments to its respective stockholders. Such restrictions are not expected to affect our ability to meet our cash obligations for the next twelve months.

Sources of and Needs for Capital
As of March 31, 2009, NBC could borrow up to $47.4 million under the Revolving Credit Facility. The Revolving Credit Facility was unused at March 31, 2009. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. The Senior Credit Facility was amended effective February 3, 2009 to, among other things, (i) extend the maturity date of the Revolving Credit Facility to May 31, 2010, (ii) decrease the maximum borrowing capacity under the Revolving Credit Facility to $65.0 million, (iii) amend certain definitions and financial covenants under the Senior Credit Facility, including limiting future acquisitions to contract-managed stores, and (iv) increase the interest rate on the Term Loan and Revolving Credit Facility.
Except for upcoming maturities of indebtedness as described below, we believe that funds generated from operations, existing cash, and borrowings under the Revolving Credit Facility will be sufficient to finance our current operations, any required excess cash flow payments, cash interest requirements, income tax payments, planned capital expenditures and internal growth for the next twelve months. Future acquisitions, if any, may require additional debt or equity financing.
The Revolving Credit Facility matures on May 31, 2010 and the Term Loans have maturities in excess of $45 million per quarter beginning June 30, 2010. If we are unable to extend our Revolving Credit Facility, or enter into a new credit facility, prior to its maturity date or extend (or refinance) the Term Loans prior to June 30, 2010, our liquidity and financial condition will be adversely impacted. If this indebtedness is not extended or refinanced, the assets of NBC may not be sufficient to repay in full such indebtedness and other indebtedness, including the Senior Subordinated Notes and Senior Discount Notes. In addition, even if we are able to extend or refinance the indebtedness under the Senior Credit Facility, the terms of the new financing may not be as favorable to us as the terms of the existing financing.
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

Off-Balance Sheet Arrangements
As of March 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
The following tables present aggregated information as of March 31, 2009 regarding our contractual obligations and commercial commitments:

		Payments Due by Period
Contractual		Less Than	2-3	4-5	After 5
Obligations	Total	1 Year	Years	Years	Years

Long-term debt	$445,363,179	$6,917,451	$361,322,726	$77,123,002	$—
Interest on long-term debt (1)	107,558,595	41,130,697	57,945,407	8,482,491	—
Capital lease obligations	4,047,350	748,692	1,507,043	740,429	1,051,186
Interest on capital lease obligations	1,139,623	310,778	432,131	238,465	158,249
Operating leases	84,472,000	19,471,000	28,611,000	16,609,000	19,781,000
Uncertain tax position liabilities	—	—	—	—	—
Unconditional purchase obligations	—	—	—	—	—

Total	$642,580,747	$68,578,618	$449,818,307	$103,193,387	$20,990,435

	Total	Amount of Commitment Expiration Per Period
Other Commercial	Amounts	Less Than	2-3	4-5	Over 5
Commitments	Committed	1 Year	Years	Years	Years

Unused line of credit (2)	$65,000,000	$—	$65,000,000	$—	$—

(1)	Interest on the variable rate debt is estimated based upon implied forward rates in the yield curve at March 31, 2009.

(2)	Interest is not estimated on the line of credit due to uncertainty surrounding the timing and extent of usage of the line of credit.
Transactions with Related and Certain Other Parties
In accordance with NBC’s debt covenants, NBC declared and paid $8.5 million in dividends to the Company during the fiscal year ended March 31, 2009 to provide funding for interest due and payable on the Company’s $77.0 million 11% senior discount notes. There were no dividends declared or received from NBC in fiscal years 2008 or 2007.
In conjunction with the Senior Credit Facility amendment on February 3, 2009, the Company entered into a Stock Subscription Agreement with Holdings, pursuant to which Holdings purchased 10,000 shares of a newly created series of the Company’s preferred stock, par value $0.01 per share, for $1,000 per share, for an aggregate purchase price of $10.0 million. As a result of the Stock Subscription Agreement, the Company made a $10.0 million capital contribution to NBC.

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
Accounting Standards Not Yet Adopted
In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement becomes effective for us in fiscal year 2010 and is not expected to have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133) (“SFAS No. 161”). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement becomes effective for us in fiscal year 2010. Our latest interest rate swap agreement expired on September 30, 2008; however, our current disclosure format will need to be expanded (particularly as it relates to the specific components of gains and losses on derivative instruments) if we use derivative instruments in the future.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (revised 2007)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS No. 141 (revised 2007) requires that direct costs associated with an acquisition be expensed as incurred. SFAS No. 141 (revised 2007) has been subsequently amended by FASB Staff Position No. 141(R)-1 to amend the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Included in SFAS No. 160 is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. These Statements become effective for us in fiscal year 2010 and are not expected to have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which we adopted on April 1, 2008 except for the provisions that become effective in fiscal year 2010 as described below. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement has been subsequently amended by FASB Staff Position No.’s 157-1 and 157-2 to exclude lease classification or measurement (except in certain instances) from the scope of SFAS No. 157 and to defer the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities. This Statement, as it pertains to most nonfinancial assets and nonfinancial liabilities, becomes effective for us in fiscal year 2010. We do not believe that the adoption of the remaining provisions of SFAS No. 157 will have a material impact on our consolidated financial statements.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This Annual Report on Form 10-K contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words “may,” “believes,” “expects,” “anticipates,” or the negation thereof, or similar expressions, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA and Adjusted EBITDA growth, our ability to extend, refinance or repay our indebtedness, or statements expressing general optimism or pessimism about future results of operations, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: further deterioration in the economy and credit markets or a decline in consumer spending; increased competition from other companies that target our markets; increased competition from alternative media and alternative sources of textbooks for students, including digital or other educational content sold directly to students; increased competition for the purchase and sale of used textbooks from student to student transactions; the risks of operating with a substantial level of indebtedness including possible increases in our costs of borrowing or our inability to extend or refinance debt as it matures; our inability to successfully contract-manage additional bookstores or to integrate those additional stores; our inability to cost-effectively maintain or increase the number of contract-managed stores; our inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in publisher practices regarding new editions and materials packaged with new textbooks; the loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; the impact of being controlled by one principal equity holder; further goodwill impairment or impairment of identifiable intangibles resulting in a non-cash write down of goodwill or identifiable intangibles; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in this Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $449.4 million in total indebtedness outstanding at March 31, 2009, approximately $193.1 million is subject to fluctuations in the Eurodollar interest rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and, historically, entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, NBC entered into an interest rate swap agreement, which became effective on September 30, 2005 and expired on September 30, 2008.
The following table presents quantitative information about our market risk sensitive instruments (the weighted-average variable rates are based on implied forward rates in the yield curve at March 31, 2009):

	Fixed Rate Debt		Variable Rate Debt
		Weighted-		Weighted-
		Average		Average
	Principal	Interest	Principal	Interest
	Cash Flows	Rate	Cash Flows (1)	Rate
Fiscal Year Ended March 31:
2010	$797,572	9.35%	$6,868,571	9.25%
2011	972,328	9.35%	186,207,775	9.25%
2012	175,649,666	9.35%	—	—
2013	77,461,245	10.94%	—	—
2014	402,187	8.46%	—	—
Thereafter	1,051,185	8.29%	—	—

Total	$256,334,183	9.49%	$193,076,346	9.25%

Fair Value	$119,916,000	—	$160,253,000	—

(1)
Principal cash flows represent scheduled principal payments and are adjusted for anticipated excess cash flow payments and certain optional prepayments, if any, to be applied toward principal balances.

Certain quantitative market risk disclosures have changed since March 31, 2008 as a result of market fluctuations, movement in interest rates, the February, 2009 amendment to the Senior Credit Facility, and principal payments. The following table presents summarized market risk information (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

	March 31,	March 31,
	2009	2008

Carrying Values:
Fixed rate debt	$256,334,183	$257,100,925
Variable rate debt	193,076,346	195,103,081
Interest rate swap — “in-the-money” (“out-of-the-money”)	—	(1,119,000)

Fair Values:
Fixed rate debt	$119,916,000	$231,476,000
Variable rate debt	160,253,000	179,495,000
Interest rate swap — “in-the-money” (“out-of-the-money”)	—	(1,119,000)

Overall Weighted-Average Interest Rates:
Fixed rate debt	9.49%	9.46%
Variable rate debt	9.25%	5.38%
Interest rate swap receive rate	—	2.63%
Interest rate swap pay rate	—	4.34%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
NBC Acquisition Corp.
Lincoln, Nebraska
We have audited the accompanying consolidated balance sheets of NBC Acquisition Corp. and subsidiary as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NBC Acquisition Corp. and subsidiary as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP
Lincoln, Nebraska
June 25, 2009

NBC ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,038,468	$29,326,456
Receivables, net	61,301,636	57,396,508
Inventories	93,115,663	99,011,087
Recoverable income taxes	2,869,583	—
Deferred income taxes	6,581,802	6,058,093
Prepaid expenses and other assets	3,950,874	2,539,077

Total current assets	211,858,026	194,331,221
PROPERTY AND EQUIPMENT, net of depreciation & amortization	45,638,522	45,066,180
GOODWILL	215,436,126	320,367,273
CUSTOMER RELATIONSHIPS, net of amortization	85,644,340	91,385,860
TRADENAME	31,320,000	31,320,000
OTHER IDENTIFIABLE INTANGIBLES, net of amortization	9,172,622	12,103,357
DEBT ISSUE COSTS, net of amortization	7,896,706	6,396,240
OTHER ASSETS	2,121,949	2,394,267

	$609,088,291	$703,364,398

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,865,614	$28,631,029
Accrued employee compensation and benefits	13,780,209	12,100,640
Accrued interest	1,049,804	2,150,225
Accrued incentives	6,110,700	7,108,857
Accrued expenses	4,277,105	3,172,122
Income taxes payable	—	847,370
Deferred revenue	959,274	862,994
Current maturities of long-term debt	6,917,451	2,070,657
Current maturities of capital lease obligations	748,692	658,415

Total current liabilities	60,708,849	57,602,309
LONG-TERM DEBT, net of current maturities	438,445,728	445,363,176
CAPITAL LEASE OBLIGATIONS, net of current maturities	3,298,658	4,111,758
OTHER LONG-TERM LIABILITIES	5,304,166	4,467,504
DEFERRED INCOME TAXES	44,857,890	45,648,846
COMMITMENTS (Note H)
REDEEMABLE PREFERRED STOCK
Series A redeemable preferred stock, $.01 par value, 20,000 shares authorized, 10,000 shares issued and outstanding at March 31, 2009 and no shares authorized and outstanding at March 31, 2008, at redemption value	10,233,334	—
STOCKHOLDERS’ EQUITY:
Common stock, voting, authorized 5,000,000 shares of $.01 par value; issued and outstanding 554,094 shares	5,541	5,541
Additional paid-in capital	111,142,082	111,098,666
Note receivable from stockholder	(92,715)	(97,517)
Retained earnings (accumulated deficit)	(64,815,242)	35,912,115
Accumulated other comprehensive loss	—	(748,000)

Total stockholders’ equity	46,239,666	146,170,805

	$609,088,291	$703,364,398

See notes to consolidated financial statements.

NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007

REVENUES, net of returns	$610,716,181	$581,247,786	$544,427,964

COSTS OF SALES (exclusive of depreciation shown below)	371,369,240	354,139,474	332,443,991

Gross profit	239,346,941	227,108,312	211,983,973

OPERATING EXPENSES:
Selling, general and administrative	168,314,611	157,193,426	143,095,625
Closure of California Warehouse	—	(36,057)	774,475
Depreciation	7,602,631	7,208,504	5,915,758
Amortization	11,384,020	10,443,335	9,613,598
Goodwill impairment	106,972,000	—	—

	294,273,262	174,809,208	159,399,456

INCOME (LOSS) FROM OPERATIONS	(54,926,321)	52,299,104	52,584,517

OTHER EXPENSES (INCOME):
Interest expense	41,603,618	41,659,028	40,410,094
Interest income	(426,536)	(1,332,497)	(1,643,598)
Loss on derivative financial instrument	102,000	198,000	225,000

	41,279,082	40,524,531	38,991,496

INCOME (LOSS) BEFORE INCOME TAXES	(96,205,403)	11,774,573	13,593,021

INCOME TAX EXPENSE	4,288,620	4,558,122	5,699,634

NET INCOME (LOSS)	$(100,494,023)	$7,216,451	$7,893,387

EARNINGS (LOSS) PER SHARE:
Basic	$(181.79)	$13.02	$14.25

Diluted	$(181.79)	$12.61	$13.89

See notes to consolidated financial statements.

NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Note	Retained	Accumulated
		Additional	Receivable	Earnings	Other
	Common	Paid-in	From	(Accumulated	Comprehensive		Comprehensive
	Stock	Capital	Stockholder	Deficit)	Income (Loss)	Total	Income (Loss)

BALANCE, April 1, 2006	$5,541	$111,028,177	$(92,635)	$20,802,277	$1,414,000	$133,157,360

Interest accrued on stockholder note	—	—	(4,869)	—	—	(4,869)	$—

Net income	—	—	—	7,893,387	—	7,893,387	7,893,387

Other comprehensive loss, net of taxes:

Unrealized loss on interest rate swap agreement, net of taxes of $506,000	—	—	—	—	(801,000)	(801,000)	(801,000)

BALANCE, March 31, 2007	5,541	111,028,177	(97,504)	28,695,664	613,000	140,244,878	$7,092,387

Payment on stockholder note	—	—	4,869	—	—	4,869	—

Interest accrued on stockholder note	—	—	(4,882)	—	—	(4,882)	—

Net income	—	—	—	7,216,451	—	7,216,451	7,216,451

Share-based compensation attributable to stock options	—	70,489	—	—	—	70,489	—

Other comprehensive loss, net of taxes:

Unrealized loss on interest rate swap agreement, net of taxes of $861,000	—	—	—	—	(1,361,000)	(1,361,000)	(1,361,000)

BALANCE, March 31, 2008	5,541	111,098,666	(97,517)	35,912,115	(748,000)	146,170,805	$5,855,451

Payment on stockholder note	—	—	9,752	—	—	9,752	—

Interest accrued on stockholder note	—	—	(4,950)	—	—	(4,950)	—

Net loss	—	—	—	(100,494,023)	—	(100,494,023)	(100,494,023)

Share-based compensation attributable to stock options	—	43,416	—	—	—	43,416	—

Cumulative preferred dividend	—	—	—	(233,334)	—	(233,334)	—

Other comprehensive income, net of taxes:

Unrealized gain on interest rate swap agreement, net of taxes of $473,000	—	—	—	—	748,000	748,000	748,000

BALANCE, March 31, 2009	$5,541	$111,142,082	$(92,715)	$(64,815,242)	$—	$46,239,666	$(99,746,023)

See notes to consolidated financial statements.

NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(100,494,023)	$7,216,451	$7,893,387
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Share-based compensation	1,288,543	1,040,599	996,957
Provision for losses on receivables	1,366,979	468,007	834,442
Depreciation	7,602,631	7,208,504	5,915,758
Amortization	13,845,365	12,538,311	11,552,357
Goodwill impairment	106,972,000	—	—
Original issue debt discount amortization	—	7,488,308	7,058,753
Loss on derivative financial instrument	102,000	198,000	225,000
(Gain) Loss on disposal of assets	124,871	284,891	(575)
Deferred income taxes	(1,947,665)	(6,067,027)	(4,620,980)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(5,271,324)	(2,920,327)	(9,924,934)
Inventories	8,101,584	(1,425,783)	(3,566,490)
Recoverable income taxes	(2,846,510)	—	1,438,819
Prepaid expenses and other assets	(1,400,805)	(545,433)	(219,494)
Other assets	275,316	490,219	(714,295)
Accounts payable	(2,132,402)	(1,098,060)	5,123,589
Accrued employee compensation and benefits	1,679,569	(2,112,361)	2,617,465
Accrued interest	18,579	320,425	24,069
Accrued incentives	(998,157)	125,595	(576,234)
Accrued expenses	1,104,983	837,883	1,226,030
Income taxes payable	(847,370)	(2,405,704)	2,330,451
Deferred revenue	96,280	(35,672)	184,243
Other long-term liabilities	(284,493)	(506,193)	(282,140)

Net cash flows from operating activities	26,355,951	21,100,633	27,516,178
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,979,371)	(7,260,909)	(6,543,074)
Acquisitions, net of cash acquired	(6,320,772)	(14,681,655)	(25,873,662)
Proceeds from sale of property and equipment	35,503	36,385	313,505
Software development costs	(633,763)	(272,981)	(705,523)

Net cash flows from investing activities	(14,898,403)	(22,179,160)	(32,808,754)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	24,000,000
Proceeds from issuance of preferred stock	10,000,000	—	—
Payment of financing costs	(3,961,811)	—	(964,774)
Principal payments on long-term debt	(2,070,654)	(1,957,852)	(3,821,172)
Principal payments on capital lease obligations	(722,823)	(624,910)	(390,205)
Net decrease in revolving credit facility	—	—	(13,931,119)
Proceeds from payment on note receivable from stockholder	9,752	4,869	—

Net cash flows from financing activities	3,254,464	(2,577,893)	4,892,730

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,712,012	(3,656,420)	(399,846)
CASH AND CASH EQUIVALENTS, Beginning of period	29,326,456	32,982,876	33,382,722

CASH AND CASH EQUIVALENTS, End of period	$44,038,468	$29,326,456	$32,982,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$39,123,694	$31,755,319	$31,388,513
Income taxes	9,930,165	13,030,853	6,551,344
Noncash investing and financing activities:
Property acquired through capital leases	$—	$2,200,000	$1,079,000
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreement, net of income taxes	748,000	(1,361,000)	(801,000)
Deferred taxes resulting from unrealized gain (loss) on interest rate swap agreement	473,000	(861,000)	(506,000)
Other intangible agreement to be paid over three years	—	1,585,407	—
Unpaid consideration associated with bookstore acquisitions	155,000	700,000	—
See notes to consolidated financial statements.

NBC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. NATURE OF OPERATIONS
NBC Acquisition Corp. (the “Company”) does not conduct significant activities apart from its investment in Nebraska Book Company, Inc. (“NBC”). Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC. References to “the Company” and “NBC” are used interchangeably when discussing such operational matters. NBC participates in the college bookstore industry primarily by operating its own college bookstores, by providing used textbooks to college bookstore operators, by providing distance education products and services, and by providing proprietary college bookstore information and e-commerce systems, consulting and other services. On March 4, 2004, Weston Presidio formed NBC Holdings Corp. and acquired the controlling interest in the Company through a series of steps which resulted in Weston Presidio owning a substantial majority of the Company’s common stock (referred to as the “March 4, 2004 Transaction”).
B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies of the Company and its subsidiary are as follows:
Principles of Consolidation: The consolidated financial statements include the accounts of the Company and NBC. All intercompany balances and transactions are eliminated in consolidation.
Revenue Recognition: The Company’s revenue recognition policies, by reporting segment, are as follows:
         Bookstore Division — The Bookstore Division’s revenues consist primarily of the sale of new and used textbooks, as well as a variety of other merchandise including apparel, general books, sundries, and gift items. Such sales occur primarily “over-the-counter” or online with revenues being recognized at the point of sale or upon shipment.
         Textbook Division — The Textbook Division recognizes revenue from the sale of used textbooks when title passes (at the time of shipment), net of estimated product returns. The Textbook Division has established a program which, under certain conditions, enables its customers to return the used textbooks. The effect of this program is estimated utilizing actual historical return experience and revenues are adjusted accordingly.
         Complementary Services Division — Complementary Services Division revenues come from a variety of sources, including the sale of distance education materials, the sale of computer hardware and software (and licensing thereof), software maintenance contracts, membership fees, and a variety of services provided to college bookstores. Revenues from the sale of distance education materials and computer hardware/software (and licensing thereof) are recognized at the time of delivery. Software maintenance contracts and membership fees are generally invoiced to the customer annually, with the revenues being deferred and recognized on a straight-line basis over the term of the contract. Revenues from the various services provided to college bookstores are recognized once services have been rendered.
Shipping and Handling Fees and Costs: Amounts billed to a customer for shipping and handling have been classified as revenues in the consolidated statements of operations and approximated $6.1 million, $5.7 million and $3.3 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. Shipping and handling costs are included in operating expenses in the consolidated statements of operations and approximated $10.4 million, $9.9 million and $7.4 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.
Sales Tax Collections: Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for by the Company on a net basis, with no impact on revenues and any differences between amount collected and amount remitted being recorded in selling, general and administrative expenses.
Advertising: Advertising costs are expensed as incurred and approximated $7.0 million, $7.3 million and $7.3 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

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
Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and in regular checking accounts and an overnight sweep account at the bank as well as short-term investments in treasury notes with maturities of three months or less when purchased.
Inventories: Inventories are stated at the lower of cost or market. Used textbook inventories are valued using a combination of the weighted-average cost and market values. The Company’s Bookstore Division values new textbook and non-textbook inventories using the retail inventory method. Other inventories are determined on the first-in, first-out cost method.
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
Goodwill: Goodwill arose as a result of the March 4, 2004 Transaction and the acquisition of bookstore operations subsequent thereto. Goodwill is not amortized but rather tested at least annually for impairment. The test for impairment of goodwill is a two-step process that identifies potential impairment and then measures the amount of such impairment to be recorded in the consolidated financial statements. Due to the economic downturn and changes in some variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill, including lower market multiples, the Company determined in the first step of its goodwill impairment test that the carrying values of certain reporting units exceeded their fair values, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, the Company performed the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As a result, the Company recorded an impairment charge of $107.0 million, which reduced our goodwill carrying value to $215.4 million as of March 31, 2009. Fair value was determined using the market approach and was deemed to be the most indicative of the Company’s fair value and is consistent in principle with the methodology used for goodwill evaluation in prior years. The fair value based upon the market approach is also analyzed for reasonableness by comparing it to the fair value based upon the income approach (discounted cash flow approach). Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions about future economic conditions and comparable company market multiples, among others.
Identifiable Intangibles — Customer Relationships: The identifiable intangible asset for customer relationships is attributable to the non-contractual long-term relationships the Company has established over the years with customers in its Textbook and Complementary Services Divisions. This identifiable intangible is amortized on a straight-line basis over an estimated useful life of 20 years.
Due to the economic downturn and in conjunction with the goodwill impairment test, the identifiable intangible asset for customer relationships was tested for impairment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. We completed our test using the income approach which utilizes valuation techniques to convert future amounts of cash flows or earnings to a present amount and determined that the intangible asset for customer relationships was not impaired.
Identifiable Intangibles — Tradename: The identifiable intangible asset for tradename relates to the trademark owned on the name “Nebraska Book Company” and the corresponding logo. This identifiable intangible has an indefinite useful life; and, thus, is not amortized but rather tested at least annually for impairment. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. We completed our test using the market approach which is applied using relevant information generated by market transactions involving identical or comparable assets or liabilities and determined that the intangible asset for tradename was not impaired.

Other Identifiable Intangibles — Developed Technology: The Company’s primary activities regarding the internal development of software revolve around its proprietary college bookstore information technology (PRISM and WinPRISM) and e-commerce technology (WebPRISM), which are used by the Company’s Bookstore Division and also marketed to the general public. As this software internally developed is intended for both internal use and sale to external customers, the Company adheres to the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed as required by Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
Development costs included in the research and development of new software products and enhancements to existing software products associated with the Company’s proprietary college bookstore information technology and e-commerce technology are expensed as incurred until technological feasibility has been established. After technological feasibility is established, additional development costs are capitalized and amortized on a straight-line basis over the lesser of six years or the economic life of the related product. Recoverability of such capitalized costs is evaluated based upon estimates of future undiscounted cash flows.
Due to the economic downturn and in conjunction with the goodwill impairment test, the identifiable intangible asset for developed technology was tested for impairment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. We completed our test using the cost approach which considers replacement cost based on the cost to acquire or construct a substitute asset of comparable utility from the perspective of a market participant and determined that the intangible asset for developed technology was not impaired.
Development costs also include the development of new software products and enhancements to existing software products used solely for internal purposes. Such costs are expensed until the preliminary project stage is completed and the project has been authorized by management, at which point subsequent costs are capitalized until the project is substantially complete and ready for its intended use. These costs, capitalization of which totaled $0.6 million, $0.3 million and $0.7 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively, are amortized on a straight-line basis over a period up to six years.
Amortization of the capitalized costs associated with developed technology totaled $2.1 million, $2.0 million and $1.9 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.
Other Identifiable Intangibles — Covenants Not to Compete: The identifiable intangible asset for covenants not to compete represents the value assigned to such agreements, which are typically entered into with the owners of college bookstores acquired by the Company. This identifiable intangible is amortized on a straight-line basis over the term of the agreement, which ranges from 3 to 15 years.
Other Identifiable Intangibles — Contract-Managed Acquisition Costs: The identifiable intangible asset for contract-managed acquisition costs generally represents payments made at the time of contract signing or renewal to institutions that contract with NBC to manage the on-campus bookstore. This identifiable intangible is amortized on a straight-line basis over the term of the agreements, which range from 1 to 15 years.
Other Identifiable Intangibles — Other: The other identifiable intangible asset relates to an agreement whereby NBC agreed to pay $1.7 million over a period of 36 months, beginning September 1, 2007, to a software company in return for certain rights related to that company’s products that are designed to enhance web-based sales. This identifiable intangible is amortized on a straight-line basis over the 36 month base term of the agreement.
Debt Issue Costs: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt. Accumulated amortization of such costs as of March 31, 2009 and 2008 was approximately $10.0 million and $7.5 million, respectively. Long-term debt is disclosed in Note H.
Accrued Incentives. Our Textbook Division offers certain incentive programs to its customers that allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. As the rebates are earned by the customer, the Company recognizes the rebates based on historical rates of usage and forfeitures and the balance of earned but unused rebates is recorded as accrued incentives.
Derivative Financial Instruments: Interest rate swap agreements have historically been used by the Company to reduce exposure to fluctuations in the interest rates on NBC’s variable rate debt. Such agreements are recorded in the consolidated balance sheet at fair value. Changes in the fair value of the agreements are recorded in earnings or other comprehensive income (loss), based on whether the agreements are designated as part of the hedge transaction and whether the agreements are effective in offsetting the change in the value of the interest payments attributable to NBC’s variable rate debt.

Fair Value of Financial Instruments: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of March 31, 2009 and 2008, because of the relatively short maturity of these instruments. The fair value of long-term debt, including the current maturities, was approximately $280.2 million and $411.0 million as of March 31, 2009 and 2008, respectively, as determined by quoted market values and prevailing interest rates for similar debt issues. The interest rate swap agreement was expired at March 31, 2009 and was recorded at a loss of $1.1 million as of March 31, 2008. The fair value of the interest rate swap agreement at March 31, 2008 was determined by calculating the net present value of estimated future payments between NBC and its counterparty.
Share-Based Compensation: On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure and recognize the cost of such services based on the grant-date fair value of the award. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), thereby eliminating the intrinsic value method of accounting for share-based compensation by the Company for transactions occurring after March 31, 2006.
The Company accounts for its share-based compensation arising from transactions occurring prior to April 1, 2006 under the provisions of APB Opinion No. 25 and related interpretations utilizing the intrinsic value method. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for share-based employee compensation plans. For purposes of measuring share-based compensation, the Company is considered a nonpublic entity as defined in SFAS No. 123R. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of accounting for options granted prior to April 1, 2006 and used the minimum value method for pro forma disclosure of the impact of SFAS No. 123 prior to the adoption of SFAS No. 123R.
Nonvested Stock: Under the NBC Holdings Corp. 2005 Restricted Stock Plan, 4,200 shares of NBC Holdings Corp. capital stock may be and were issued on March 31, 2006 for $0.01 per share to certain officers and directors of the Company. Certain restrictions limit the sale or transfer of these shares (as more fully described in Note Q to the consolidated financial statements). Such shares are subject to both call rights on behalf of NBC Holdings Corp. and put rights on behalf of the officers and directors once vested (as more fully described in Note Q to the consolidated financial statements). The shares vest on September 30, 2010 (the “vesting date”). Due to the existence of the put rights, share-based compensation will be recognized from March 31, 2006 until the vesting date and recorded as “other long-term liabilities” in the consolidated balance sheets.
Income Taxes: The Company provides for deferred income taxes based upon temporary differences between financial statement and income tax bases of assets and liabilities, and tax rates in effect for periods in which such temporary differences are estimated to reverse.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty to Income Taxes” (FIN 48) on April 1, 2007. Under FIN 48, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The adoption of FIN 48 had no impact on the Company’s consolidated financial statements. Although the statute of limitations varies by state, generally starting with fiscal year 2004, tax years remain open and subject to examination by either the Internal Revenue Service or a number of states where the Company does business. Interest and penalties associated with underpayments of income taxes are classified in the consolidated statements of operations as income tax expense.
Earnings Per Share: Basic earnings per common share (“EPS”) data is computed by dividing earnings after the deduction of preferred stock dividends by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing earnings after the deduction of preferred stock dividends by the weighted-average number of common shares outstanding and potential common shares including stock options, if any, with a dilutive effect.
Redeemable Preferred Stock: Redeemable Preferred Stock is classified outside of permanent equity due to its redemption features that are outside the control of the Company and is measured at redemption value which includes accumulated and unpaid dividends. Accumulated dividends for the period reduce earnings or increase losses for purposes of calculating EPS and were $0.2 million at March 31, 2009. There were no accumulated dividends at March 31, 2008 or 2007.

Common Stock Shares Issued and Outstanding: The number of shares of Common Stock issued and outstanding were 554,094 for fiscal years ended March 31, 2009, 2008 and 2007.
Comprehensive Income (Loss): Comprehensive income (loss) includes net income and other comprehensive income (losses). Other comprehensive income (losses) consists of unrealized gains (losses) on the interest rate swap agreement, net of taxes.
Accounting Standards Not Yet Adopted: In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement becomes effective for the Company in fiscal year 2010 and is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133) (“SFAS No. 161”). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement becomes effective in fiscal year 2010. NBC’s latest interest rate swap agreement expired on September 30, 2008; however, the current disclosure format will need to be expanded (particularly as it relates to the specific components of gains and losses on derivative instruments) if derivative instruments are used in the future.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (revised 2007)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS No. 141 (revised 2007) requires that direct costs associated with an acquisition be expensed as incurred. SFAS No. 141 (revised 2007) has been subsequently amended by FASB Staff Position No. 141(R)-1 to amend the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Included in SFAS No. 160 is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. These Statements become effective for the Company in fiscal year 2010 and are not expected to have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which the Company adopted on April 1, 2008 except for the provisions which become effective in fiscal year 2010 as described below. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement has been subsequently amended by FASB Staff Position No.’s 157-1 and 157-2 to exclude lease classification or measurement (except in certain instances) from the scope of SFAS No. 157 and to defer the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities. This Statement, as it pertains to most nonfinancial assets and nonfinancial liabilities, becomes effective for the Company in fiscal year 2010. Management does not believe that the adoption of the remaining provisions of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

C. RECEIVABLES
Receivables are summarized as follows:

	March 31,
	2009	2008
Trade receivables, less allowance for doubtful accounts of $1,283,360 and $1,033,360 at March 31, 2009 and 2008, respectively	$29,097,291	$24,992,495
Receivables from book publishers for returns	25,233,975	25,096,497
Advances for book buy-backs	2,795,286	3,773,634
Other	4,175,084	3,533,882

	$61,301,636	$57,396,508

Trade receivables include the effect of estimated product returns. The amount of estimated product returns at March 31, 2009 and 2008 was $5.5 million and $5.3 million, respectively.
D. INVENTORIES
     Inventories are summarized as follows:

	March 31,
	2009	2008
Bookstore Division	$59,785,703	$65,769,314
Textbook Division	30,571,333	30,575,106
Complementary Services Division	2,758,627	2,666,667

	$93,115,663	$99,011,087

Textbook Division inventories include the effect of estimated product returns. The amount of estimated product returns at March 31, 2009 and 2008 was $2.5 million and $2.4 million, respectively.
General and administrative costs associated with the storage and handling of inventory approximated $10.4 million for both fiscal years ended March 31, 2009 and 2008, of which $2.2 million and $2.4 million was capitalized into inventory at March 31, 2009 and 2008, respectively.
E. PROPERTY AND EQUIPMENT
A summary of the cost of property and equipment follows:

	March 31,
	2009	2008
Land	$3,565,382	$3,565,382
Buildings and improvements	25,675,055	25,028,868
Leasehold improvements	14,598,193	10,376,770
Furniture and fixtures	15,976,841	13,750,380
Information systems	14,650,613	12,831,900
Automobiles and trucks	220,008	234,620
Machinery	378,966	374,074
Projects in process	178,309	1,282,801

	75,243,367	67,444,795
Less: Accumulated depreciation & amortization	(29,604,845)	(22,378,615)

	$45,638,522	$45,066,180

F. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES
As discussed in Note A, on March 4, 2004, Weston Presidio acquired the controlling interest in the Company through a series of steps which resulted in Weston Presidio owning a substantial majority of the Company’s common stock. The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to the Company and NBC as of the date of the transaction. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair values, as determined in part using an independent third-party appraisal. The allocation of the excess purchase price included establishing identifiable intangibles for customer relationships of $114.8 million and tradename of $31.3 million; adjusting the carrying value of developed technology at March 4, 2004 to a fair value of $11.4 million; and adjusting the carrying value of goodwill at March 4, 2004 to a fair value of $269.1 million, of which $25.3 million is deductible for income tax purposes. The weighted-average amortization period for the identifiable intangibles subject to amortization is 18.6 years, including 20 years for customer relationships and 5.6 years for developed technology.
For the fiscal year ended March 31, 2009, 22 bookstore locations were acquired in 19 separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $5.8 million, of which $0.4 million was assigned to tax-deductible goodwill, $1.6 million was assigned to non tax-deductible goodwill, $0.2 million was assigned to tax-deductible covenants not to compete with amortization periods of three years, $0.4 million was assigned to non tax-deductible covenants not to compete with amortization periods of up to three years, and $1.5 million was assigned to contract-managed acquisition costs with amortization periods of up to ten years. As of March 31 2009, $0.2 million of contract-managed acquisition costs and renewal costs were unpaid. Finally, during the period ended March 31, 2009, NBC paid $0.1 million of previously accrued consideration for bookstore acquisitions and contract-managed costs occurring in prior fiscal years.
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
For the fiscal year ended March 31, 2008, 20 bookstore locations were acquired in 14 separate transactions. The purchase price, net of cash acquired, of such acquisitions was $14.3 million, of which $8.8 million was assigned to tax-deductible goodwill, $1.9 million was assigned to covenants not to compete with amortization periods of three years, and $0.6 million was assigned to contract-managed acquisition costs with amortization periods of up to five years. Included in the total purchase price, net of cash acquired, was $0.7 million of contingent consideration associated with one of the bookstores acquired, which will be paid to the previous owner on a monthly basis and is calculated as a percentage of revenues generated by the acquired bookstore each month. Payments of contingent consideration totaled $41,219 for the fiscal year ended March 31, 2008. Finally, NBC incurred $0.7 million in contract-managed acquisition costs with amortization periods of up to ten years associated with renewals of 12 contract-managed locations during the fiscal year ended March 31, 2008.
Goodwill assigned to corporate administration represents goodwill arising out of the March 4, 2004 Transaction, as all goodwill was assigned to corporate administration. As is the case with a portion of the Company’s assets, such goodwill is not allocated between the Company’s reportable segments when management makes operating decisions and assesses performance. The Company has identified the Textbook Division, Bookstore Division and Complementary Services Division as its reporting units. Such goodwill is allocated to the Company’s reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or, where applicable, a portion of a reporting unit.

The changes in the carrying amount of goodwill, in total, by reportable segment and assigned to corporate administration, are as follows:

	Bookstore	Corporate
	Division	Administration	Total
Balance, April 1, 2007	$42,544,489	$269,061,875	$311,606,364
Additions to goodwill:
Bookstore acquisitions	8,760,909	—	8,760,909

Balance, March 31, 2008	51,305,398	269,061,875	320,367,273
Additions to goodwill:
Bookstore acquisitions	2,040,853	—	2,040,853
Impairment	—	(106,972,000)	(106,972,000)

Balance, March 31, 2009	$53,346,251	$162,089,875	$215,436,126

We test for impairment annually or more frequently if impairment indicators exist. The Company has identified the Bookstore Division, Textbook Division and Complementary Services Division as its reporting units for the purposes of assessing impairment. We completed our annual test for impairment by reporting unit during the fourth quarter for the year ended March 31, 2009. Goodwill impairment testing is a two-step process. The first step involves comparing the fair value of the Company’s reporting units to their carrying amount. If the fair value of the reporting unit is greater than the carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.
Due to the economic downturn and changes in some variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill, including lower market multiples, the Company determined in the first step of the goodwill impairment test that the carrying value of certain reporting units exceeded their fair values, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, the Company performed the second step of the goodwill impairment test. As a result, the Company recorded an impairment charge of $107.0 million, which reduced our goodwill carrying value to $215.4 million as of March 31, 2009. Fair value was determined using the market approach and was deemed to be the most indicative of the Company’s fair value and is consistent in principle with the methodology used for goodwill evaluation in prior years. The fair value based upon the market approach is also analyzed for reasonableness by comparing it to the fair value based upon the income approach (discounted cash flow approach). Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions about future economic conditions and comparable company market multiples, among others.

The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

	March 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(29,185,660)	$85,644,340
Developed technology	13,086,017	(10,069,126)	3,016,891
Covenants not to compete	6,614,699	(4,069,131)	2,545,568
Contract-managed acquisition costs	4,816,378	(1,954,878)	2,861,500
Other	1,585,407	(836,744)	748,663

	$140,932,501	$(46,115,539)	$94,816,962

	March 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(23,444,140)	$91,385,860
Developed technology	12,452,254	(7,950,631)	4,501,623
Covenants not to compete	7,451,032	(3,546,939)	3,904,093
Contract-managed acquisition costs	3,652,771	(1,232,261)	2,420,510
Other	1,585,407	(308,276)	1,277,131

	$139,971,464	$(36,482,247)	$103,489,217

Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

Amortization
Expense

Fiscal year ended March 31, 2009	$11,384,020
Fiscal year ended March 31, 2008	10,443,335
Fiscal year ended March 31, 2007	9,613,598

Estimated amortization expense for the fiscal years ending March 31:
2010	$10,709,758
2011	7,593,725
2012	6,565,886
2013	6,251,048
2014	5,990,047
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

G. ACCRUED EXPENSES
Accrued expenses are summarized as follows:

	March 31,
	2009	2008
Accrued rent	$3,725,616	$2,626,901
Accrued property taxes	551,489	545,221

	$4,277,105	$3,172,122

H. LONG-TERM DEBT
Details regarding each of the instruments of indebtedness of the Company are provided in the following table:

	March 31,
	2009	2008

Term Loan due March 4, 2011, principal and interest payments due quarterly, interest accrues at a floating rate based on Eurodollar rate plus an applicable margin percent (9.25% and 5.13%, as reset on March 31, 2009 and March 30, 2008, respectively)	$193,076,346	$195,103,081

Senior Subordinated Notes, unsecured, principal due on March 15, 2012, interest payments accrue at a fixed rate of 8.625% and are payable semi-annually on March 15 and September 15 beginning September 15, 2004	175,000,000	175,000,000

Senior Discount Notes, unsecured, principal due on March 15, 2013, interest accreted at a rate of 11.0% to a face amount of $77.0 million on March 15, 2008, interest payments accrue beginning March 15, 2008 at a fixed rate of 11.0% and are payable semi-annually on March 15 and September 15 beginning September 15, 2008	77,000,000	77,000,000

Mortgage note payable with an insurance company assumed with the acquisition of a bookstore facility, due December 1, 2013, monthly payments of $6,446 including interest at 10.75%	286,833	330,752

	445,363,179	447,433,833

Less current maturities of long-term debt	(6,917,451)	(2,070,657)

Long-term debt	$438,445,728	$445,363,176

Indebtedness at March 31, 2009 includes an amended and restated bank-administered senior credit facility (the “Senior Credit Facility”) provided to NBC through a syndicate of lenders, consisting of a term loan (the “Term Loan”) with a remaining balance of $193.1 million, (which includes remaining amounts due under both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and a $65.0 million revolving credit facility (the “Revolving Credit Facility”); $175.0 million of 8.625% senior subordinated notes (the “Senior Subordinated Notes”) issued by NBC; $77.0 million of 11.0% senior discount notes (the “Senior Discount Notes”) issued at a discount of $27.0 million, and other indebtedness. The Revolving Credit Facility was scheduled to expire on March 4, 2009 prior to the February 3, 2009 amendment to extend the maturity date to May 31, 2010, while the Term Loan is due March 4, 2011. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is equal to a percentage of eligible accounts receivable and inventory, up to a maximum borrowing limit. The calculated borrowing base at March 31, 2009 was $47.4 million. The Revolving Credit Facility was unused at March 31, 2009.

Prior to the February 3, 2009 amendment, the interest rate on the Term Loan was Prime plus an applicable margin of up to 1.5% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.5%. The Revolving Credit Facility interest rate was Prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.75%. Accrued interest on the Term Loan and Revolving Credit Facility is due quarterly. Additionally, there was a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The average borrowings under the Revolving Credit Facility for the fiscal years ended March 31, 2009 and 2008 were $16.9 million and $15.2 million at an average rate of 5.8% and 8.8%, respectively.
On February 3, 2009, the Senior Credit Facility was amended to, among other things, (i) extend the maturity date of the Revolving Credit Facility to May 31, 2010, (ii) decrease the maximum borrowing under the Revolving Credit Facility from $85.0 million to $65.0 million, (iii) amend certain definitions and financial covenants, including limiting future acquisitions to contract-managed stores, and (iv) increase the interest rate on the Term Loan and Revolving Credit Facility. The applicable margin on the Revolving Credit Facility and Term Loan increased to 6.0% on Eurodollar borrowings and 5.0% on Base rate borrowings. The Eurodollar interest rate is not to be less than 3.25% plus the applicable margin. The interest rate on Base rate borrowings is the greater of a) Prime rate, b) Federal Funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 4.25% plus the applicable margin. The commitment fee for the average daily unused amount of the Revolving Credit Facility increased to 0.75%. The modifications of the Senior Credit Facility resulted in the payment of $4.0 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the related debt.
The Senior Credit Facility is collateralized by substantially all of the Company’s assets. The Senior Credit Facility also stipulates that excess cash flows, as defined therein, shall be applied towards prepayment of the Term Loan. An excess cash flow payment of $6.0 million is due September of 2009 for fiscal year ended March 31, 2009. There was no excess cash flow obligation for the fiscal year ended March 31, 2008.
The Senior Credit Facility requires NBC to maintain certain financial ratios and contains a number of other covenants that among other things, restrict the ability to incur additional indebtedness, dispose of assets, make capital expenditures, investments, acquisitions, loans or advances and pay dividends, except that, among other things, NBC may pay dividends to the Company (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes owed by the Company. NBC was compliant with such covenants at March 31, 2009.
The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012. The Senior Discount Notes, which became fully-accreted on March 15, 2008, pay cash interest semi-annually commencing September 15, 2008 and mature on March 15, 2013.
The indenture governing the Senior Discount Notes restricts the ability of the Company and certain of its subsidiaries to pay dividends or make certain other payments to its respective stockholders, subject to certain exceptions, unless certain conditions are met, including that (i) no default under the indenture shall have occurred and be continuing, (ii) the Company shall be permitted by the indenture to incur additional indebtedness and (iii) the amount of the dividend or payment may not exceed a certain amount based on, among other things, the Company’s consolidated net income. The indenture governing the Senior Subordinated Notes contains similar restrictions on the ability of NBC and certain of its subsidiaries to pay dividends or make certain other payments to its respective stockholders. Such restrictions are not expected to affect our ability to meet our cash obligations for the next twelve months.
Effective March 30, 2007, the Senior Credit Facility was amended to, among other things, increase the Revolving Credit Facility from $65.0 million to $85.0 million and modify the definition of EBITDA to exclude certain one time charges, recorded in fiscal year 2007, for purposes of the debt covenant calculations. The additional availability of borrowings under the Revolving Credit Facility allowed for the continued pursuit of opportunities to expand NBC’s chain of bookstores across the country. The modifications of the Senior Credit Facility resulted in the payment of $0.2 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the Revolving Credit Facility.

At March 31, 2009, the aggregate maturities of long-term debt for the next five fiscal years were as follows:

Fiscal
Year
2010	$6,917,451
2011	186,262,178
2012	175,060,548
2013	77,067,387
2014	55,615
I. LEASES AND OTHER COMMITMENTS
NBC has 7 bookstore facility leases classified as capital leases. These leases expire at various dates through fiscal year 2018 and contain options to renew for periods of up to ten years. Capitalized leased property included in property and equipment was $3.4 million and $4.1 million, net of accumulated depreciation at March 31, 2009 and 2008, respectively.
The Company also leases bookstore facilities and data processing equipment under noncancelable operating leases expiring at various dates through fiscal year 2022, many of which contain options to renew for periods of up to fifteen years. Certain of the leases are based on a percentage of sales, ranging from 0.0% to 14.6%.
Future minimum capital lease payments and aggregate minimum lease payments under noncancelable operating leases for the fiscal years ending March 31 are as follows:

	Capital	Operating
Fiscal Year	Leases	Leases
2010	$1,059,469	$19,471,000
2011	1,174,565	15,583,000
2012	764,607	13,028,000
2013	529,922	9,931,000
2014	448,973	6,678,000
Thereafter	1,209,437	19,781,000

Total minimum lease payments	5,186,973	$84,472,000

Less amount representing interest at 9.2%	(1,139,623)

Present value of minimum lease payments	4,047,350
Less obligations due within one year	(748,692)

Long-term obligations	$3,298,658

Total rent expense for the fiscal years ended March 31, 2009, 2008 and 2007 was $33.3 million, $29.7 million and $26.5 million, respectively. Percentage rent expense, above the guaranteed rent minimum amount, for the fiscal years ended March 31, 2009, 2008 and 2007 was approximately $10.0 million, $9.3 million and $8.4 million, respectively.
J. REDEEMABLE PREFERRED STOCK
In conjunction with the Senior Credit Facility amendment on February 3, 2009, the Company entered into a Stock Subscription Agreement with NBC Holdings Corp. (“Holdings”), pursuant to which Holdings purchased 10,000 shares of a newly created Series A Preferred Stock, par value $0.01 per share, for $1,000 per share, for an aggregate purchase price of $10.0 million. The holders of the preferred stock shall be entitled to receive mandatory cumulative dividends, compounding annually on December 31, from the date of issuance at a rate of 15% of the liquidation preference, which is equal to $1,000 per share, as adjusted.
The preferred stock may be redeemed at the option of the holders of a majority of the Series A Preferred Stock, on the occurrence of a Change of Control, as defined in the First Amended and Restated Certificate of Incorporation of the Company, at a redemption price per share equal to the liquidation preference plus accrued and unpaid dividends; provided that any redemption shall be subject to the restrictions limiting or prohibiting any redemptions contained in the Senior Credit Facility. Until such time the Company is able to redeem all shares of Series A Preferred Stock, the holders of shares that remain outstanding shall have all rights, powers, privileges and preferences including the right to receive dividends at the rate of 17.5% per annum.

Due to the nature of the redemption feature, the Company has classified the Preferred Stock as temporary equity and has measured the Preferred Stock at redemption value. As of March 31, 2009, there have been no changes in circumstance that would require the redemption of the Series A Preferred Stock or permit the payment of cumulative preferred dividends. As of March 31, 2009, unpaid accumulated dividends were $0.2 million and are included in the redemption value of the Preferred Stock. For the period end March 31, 2009, changes in the issued Series A Preferred Stock were as follows:

	Amount	Shares

BALANCE, March 31, 2008	$—	—

Issuance of Redeemable Preferred Stock	10,000,000	10,000

Cumulative dividends	233,334	—

BALANCE, March 31, 2009	$10,233,334	10,000

K. DERIVATIVE FINANCIAL INSTRUMENTS
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Until NBC’s interest rate swap agreement expired on September 30, 2008, the Company utilized derivative financial instruments to manage the risk that changes in interest rates would affect the amount of its future interest payments on portions of its variable rate debt.
The Company’s primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes) and, historically, entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. NBC had a three-year amortizing interest rate swap agreement whereby a portion of the variable rate Term Loan was converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined by the Senior Credit Facility). This agreement expired on September 30, 2008. Notional amounts under the agreement were reduced periodically until reaching $130.0 million. General information regarding the Company’s exposure to fluctuations in variable interest rates is presented in the following table:

March 31,
2008
Total indebtedness outstanding	$452,204,006

Term Loan subject to Eurodollar interest rate fluctuations	195,103,081

Notional amount under swap agreement	130,000,000

Fixed interest rate indebtedness	257,100,925

Variable interest rate, including applicable margin:
Term Loan	5.13%

Effective September 30, 2005, the interest rate swap agreement qualified as a cash flow hedge instrument as the following criteria were met:
(1)	Formal documentation of the hedging relationship and NBC’s risk management objective and strategy for undertaking the hedge were in place.

(2)	The interest rate swap agreement was expected to be highly effective in offsetting the change in the value of the hedged portion of the interest payments attributable to the Term Loan.
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
Under hedge accounting, interest rate swap agreements are reflected at fair value in the balance sheet and the related gains or losses on these agreements are generally recorded in stockholders’ equity, net of applicable income taxes (as “accumulated other comprehensive income (loss)”). Gains or losses recorded in accumulated other comprehensive income (loss) are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. Except as described below, the net effect of this accounting on the Company’s consolidated results of operations was that interest expense on a portion of the Term Loan was generally being recorded based on fixed interest rates until the interest rate swap agreement expired on September 30, 2008.
In accordance with NBC’s Risk Management Policy, the interest rate swap agreement was intended as a hedge against certain future interest payments under the Term Loan from the agreement’s inception on July 15, 2005. However, formal documentation designating the interest rate swap agreement as a hedge against certain future interest payments under the Term Loan was not put in place until September 30, 2005 (the effective date of the interest rate swap agreement). As a result, the interest rate swap agreement did not qualify as a cash flow hedge until September 30, 2005. Accordingly, the $0.7 million increase in the fair value of the interest rate swap agreement from inception to September 30, 2005 was recognized in earnings as a “gain on derivative financial instruments”. Changes in the fair value of this portion of the interest rate swap agreement are also recognized as a “gain (loss) on derivative financial instruments” in the consolidated statements of operations. Subsequent to September 30, 2005, the change in fair value of a September 30, 2005 hypothetical swap was recorded, net of income taxes, in “accumulated other comprehensive income (loss)” in the consolidated balance sheets. Changes in the fair value of the interest rate swap agreement were reflected in the consolidated statements of cash flows as either “gain (loss) on derivative financial instruments” or as “noncash investing and financing activities”.

Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

	Fiscal Years Ended
	March 31, 2009	March 31, 2008	March 31, 2007

Balance Sheet Components:
Other assets (Accrued interest) — fair value of swap agreement	$—	$(1,119,000)	$1,301,000

Deferred income taxes	—	433,473	(503,975)

	$—	$(685,527)	$797,025

Portion of Agreement Subsequent to September 30, 2005 Hedge Designation:
Increase (Decrease) in fair value of swap agreement	$1,221,000	$(2,222,000)	$(1,307,000)

Portion of Agreement Prior to September 30, 2005 Hedge Designation:
Decrease in fair value of swap agreement	(102,000)	(198,000)	(225,000)
L. FAIR VALUE MEASUREMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement was subsequently amended by FASB Staff Position No.’s 157-1 and 157-2 to exclude lease classification or measurement (except in certain instances) from the scope of SFAS No. 157 and to defer the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities. This Statement becomes effective for most of the Company’s nonfinancial assets and nonfinancial liabilities in fiscal year 2010. Management does not believe that the adoption of the remaining provisions of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.
On April 1, 2008, the Company adopted the provisions of SFAS No. 157, excepting the aforementioned provisions which become effective in fiscal year 2010. SFAS No. 157 establishes a three level hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and its characteristics. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
The three levels are defined as follows: (1) Level 1-inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets; (2) Level 2-inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and (3) Level 3-inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The Company invests in certain cash equivalents allowed by the Senior Credit Facility. At March 31, 2009, cash equivalents included $5.0 million in a Treasury Note with a weighted-average interest rate of 0.07% and weighted-average contractual term of 70 days. Due to the short-term nature of the Treasury Note, carrying value (including accrued interest) is considered to approximate fair value at March 31, 2009. The Treasury Note has matured subsequent to the year end with no gain or loss recognized.

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
The following table summarizes the valuation of the aforementioned financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents (Treasury note)	$4,999,319	$—	$4,999,319	$—

Fixed rate debt	119,916,000	—	119,916,000	—

Variable rate debt (excluding Revolving Credit Facility)	160,253,000	—	160,253,000	—
M. NOTE RECEIVABLE FROM STOCKHOLDER
The note receivable from stockholder reflected as a component of stockholders’ equity pertains to the remaining balance of a note obtained from an NBC executive officer in conjunction with the issuance of shares of the Company’s common stock in January, 1999. The note, which was due to mature in January, 2009, was amended in December, 2008 to extend the maturity date to January, 2011. The note is payable at maturity and bears interest at 5.25%.
N. INCOME TAXES
The provision (benefit) for income taxes consists of:

	Fiscal Years Ended
	March 31, 2009	March 31, 2008	March 31, 2007

Current:
Federal	$4,984,002	$9,173,879	$8,893,391
State	1,252,283	1,451,270	1,427,223
Deferred	(1,947,665)	(6,067,027)	(4,620,980)

	$4,288,620	$4,558,122	$5,699,634

The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the Federal income tax rate to income before income taxes:

	Fiscal Years Ended
	March 31, 2009	March 31, 2008	March 31, 2007
Statutory rate	34.3%	35.0%	35.0%
Goodwill impairment	(44.3)	—	—
State income tax effect	6.2	1.2	5.4
Meals and entertainment	1.4	1.6	1.2
Non-deductible debt discount accretion	0.5	0.4	0.4
Other	(2.6)	0.5	(0.1)

	(4.5%)	38.7%	41.9%

Excluding the impact of the goodwill impairment charge, which was all attributed to non-deductible tax goodwill and as such treated as a permanent difference for income tax purposes, our effective tax rate would have been 39.8% for the fiscal year ended March 31, 2009 as compared to 38.7% and 41.9% for the fiscal years ended March 31, 2008 and 2007, respectively. The decline in the state income tax effect in fiscal year 2008 was attributable to $0.8 million in state income tax benefits recorded in conjunction with LB775, a State of Nebraska tax incentive program based upon employment and investment growth. This program offers income tax credits, sales tax refunds and property tax exemptions to companies who make investments that meet minimum levels of investment and employment.
The components of the deferred tax assets (liabilities) consist of the following:

	March 31,
	2009	2008
Deferred income tax assets (liabilities), current:
Vacation accruals	$983,822	$1,022,517
Inventories	802,365	642,910
Allowance for doubtful accounts	494,055	400,298
Product returns	1,142,856	1,104,107
Incentive programs	2,336,180	2,730,654
Interest rate swap agreement	—	433,473
Other	822,524	(275,866)

	6,581,802	6,058,093

Deferred income tax assets (liabilities), noncurrent:

Deferred compensation agreements	138,953	133,014
Interest on Senior Discount Notes	9,455,569	9,455,569
Goodwill amortization	(8,612,071)	(6,793,181)
Covenants not to compete	1,424,543	1,180,890
Identifiable intangibles	(46,109,986)	(49,160,579)
Property and equipment	(1,233,192)	(1,130,263)
Other	78,294	665,704

	(44,857,890)	(45,648,846)

	$(38,276,088)	$(39,590,753)

The Company had no unrecognized tax benefits as of March 31, 2009 and 2008. Interest and penalties for underpayments of income taxes were $2,250 and $6,100, respectively, paid in the fiscal year ended March 31, 2009; $8,211 and $54,099, respectively, paid in the fiscal year ended March 31, 2008; and $2,615 and $6,892, respectively, paid in the fiscal year ended March 31, 2007.

O. RETIREMENT PLANS
The Company’s subsidiary participates in and sponsors a 401(k) compensation deferral plan. The plan covers substantially all employees. The plan provisions include employee contributions based on a percentage of compensation along with a company matching feature (100% of the employee’s contribution up to 5% of their total compensation). NBC’s contributions for the fiscal years ended March 31, 2009, 2008 and 2007 were $2.4 million, $2.1 million and $2.0 million, respectively.
When NBC acquired College Bookstores of America, Inc. (“CBA”) on May 1, 2006, CBA had an Employee Stock Ownership Plan (the “Plan”). NBC acquired all the issued and outstanding shares of CBA stock owned by the Plan. The Plan was frozen and converted to a qualified profit sharing plan. There have been no contributions to the Plan since May 1, 2006, and there will be no future contributions to this Plan. The majority of Plan assets are expected to be distributed to participants during fiscal year 2010 and final distribution is expected to occur in January 2011. The Plan assets, which are not included in the Company’s consolidated financial statements, have been invested by the trustee, primarily in fixed income investments.
P. DEFERRED COMPENSATION
The Company has a non-qualified deferred compensation plan for selected employees. This plan allows participants to voluntarily elect to defer portions of their current compensation. The amounts can be distributed upon either death or voluntary/involuntary resignation or termination. Interest is accrued at the Prime rate adjusted semi-annually on January 1 and July 1 and is compounded as of March 31. The liability for the deferred compensation is included in other long-term liabilities and totaled $0.4 million and $0.3 million as of March 31, 2009 and 2008, respectively.
Q. SHARE-BASED COMPENSATION
In conjunction with the March 4, 2004 Transaction, NBC Holdings Corp. established the 2004 Stock Option Plan, which was amended on August 13, 2008 to increase the number of options available for issuance under the Plan. On September 29, 2005, NBC Holdings Corp. adopted the NBC Holdings Corp. 2005 Restricted Stock Plan to provide for the sale of NBC Holdings Corp. capital stock to certain officers and directors of the Company. Details regarding each of the plans are as follows:
2004 Stock Option Plan — This plan, established and amended by NBC Holdings Corp., provides for the granting of options to purchase 85,306 shares of NBC Holdings Corp. capital stock to selected employees, officers, and employee directors of the Company and its affiliates. Additional shares may be issued upon changes in the capitalization of the Company and upon approval of a committee designated by the Company’s Board of Directors (“the Committee”). All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. This plan provides for the granting of options at the discretion of the Committee. Vesting schedules of options may vary and are determined at the time of grant by the Committee. Subject to certain exceptions, stock options granted under this plan are to be granted at an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. At March 31, 2009, there were 4,463 options available for grant under this plan.
No share-based compensation expense was recognized at the time of grant for the options granted to employees prior to April 1, 2007, as the exercise price was greater than or equal to the estimated fair value (including a discount for the holder’s minority interest position and illiquidity of NBC Holdings Corp.’s capital stock) of NBC Holdings Corp.’s capital stock on the date of grant.
On October 12, 2007, the Company’s Board of Directors approved the grant of 4,917 options available for grant under the 2004 Stock Option Plan. The options, which have an exercise price of $205 per share, vest 25% on each of October 12, 2007, 2008, 2009 and 2010. The options expire on October 12, 2017. The fair value of such options was estimated on the date of grant under the calculated value method using a closed-form option valuation model that contained the following assumptions — expected volatility of 13.1%, no expected dividends, an expected term of four years, and a risk-free rate of 4.3%. As the stock underlying such options is not publicly traded, the expected volatility was based upon quarterly observations of the Dow Jones Global Index for Small Cap General Retailers over the four year period ended October 12, 2007. This index was selected as one which fit the industry in which the Company operates, and the volatility of that index was calculated utilizing a standard deviation formula. The expected term was an estimate of the period of time that such options granted are expected to remain outstanding after considering the vesting period and historical experience. The risk-free rate was based upon the October 12, 2007 estimated yield of a U.S. Treasury constant maturity series with a four year term.
As a result of employee resignations, 313 options granted prior to April 1, 2007 and 150 options of the 4,917 options granted October 12, 2007 have been forfeited.

Specific information regarding share-based compensation for stock options granted after March 31, 2007 is presented in the following table:
Stock Options Granted October 12, 2007:

General information:
Grant date calculated fair value per option Shares at March 31, 2009:	$38.23
Vested	2,384
Nonvested	2,383

Total	4,767

Unrecognized share-based compensation at March 31, 2009	$68,333

Period over which unrecognized share-based compensation will be realized (in years) at March 31, 2009	1.5

Fiscal Year Ended
March 31,
2009
Financial information:
Consolidated Statement of Operations:
Share-based compensation	$43,416
Deferred tax benefit	16,547
Other Required Disclosures:
Total calculated fair value of shares vested during the period	$44,154

A summary of the Company’s share-based compensation activity related to stock options vested or expected to vest for the 2004 Stock Option Plan is as follows:

	Fiscal Year Ended
	March 31, 2009
		Weighted-
		Average
		Exercise
	Number	Price
2004 Stock Option Plan:
Outstanding — beginning of year	80,441	$117.39
Granted	—	—
Exercised or converted	—	—
Forfeited	(238)	188.36
Expired	—	—

Outstanding — end of year	80,203	$117.18

Exercisable — end of year	77,820	$114.49

	2004 Stock Option Plan
	Outstanding		Exercisable
		Weighted-		Weighted-
		Average		Average
		Remaining		Remaining
		Contractual		Contractual
	Number	Term (Yrs)	Number	Term (Yrs)
March 31, 2009:
Exercise price of $52.47	26,628	4.9	26,628	4.9
Exercise price of $106	11,760	4.9	11,760	4.9
Exercise price of $146	10,750	4.9	10,750	4.9
Exercise price of $160	26,298	6.1	26,298	6.1
Exercise price of $205	4,767	8.5	2,384	8.5

	80,203	5.5	77,820	5.4

2005 Restricted Stock Plan — This plan provides for the issuance of shares of nonvested stock to individuals determined by NBC Holdings Corp.’s Board of Directors. Any shares issued under the plan are subject to restrictions on transferability and a right of NBC Holdings Corp. to re-acquire such shares at less than their then fair market value under certain conditions.
On March 31, 2006, 1,400 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to each of three officers and directors of the Company (the “Officers”) pursuant to a Restricted Stock Purchase Agreement (the “RSPA”). The Officers are party to the Stockholders Agreement, dated March 4, 2004, by and among NBC Holdings Corp. and the Stockholders of NBC Holdings Corp. named therein, the provisions of which restrict the transfer of such shares and provide for certain other rights as detailed therein. The shares granted to the Officers are also each subject to a Stock Repurchase Agreement (the “SRA”) that, among other things, provides for vesting, certain call rights on behalf of NBC Holdings Corp., and certain put rights on behalf of the applicable Officer.
The vesting provisions in each SRA provide that if the Officer is still employed by NBC Holdings Corp., the shares granted vest on September 30, 2010 (the “Vesting Date”). If the Officer is not employed by NBC Holdings Corp. on that date the shares do not vest except under certain conditions related to termination of his employment without “cause” (as defined in the SRA) or due to his death or disability. If the Officer is terminated without cause prior to the Vesting Date, the shares vest based upon a formula determined by the number of days from March 31, 2006 to the date of termination as a percentage of the number of days from March 31, 2006 to the Vesting Date. If a termination without cause before the Vesting Date follows a Change of Control (as defined in the SRA), all of the Officer’s shares become immediately vested.

The call rights provide NBC Holdings Corp. the right to reacquire each Officer’s unvested shares upon the occurrence of certain events, including events under its control, for an aggregate purchase price of $1.00. If the Officer remains employed by the Company until the Vesting Date or is terminated without cause prior to such date, NBC Holdings Corp. has the right but not the obligation to call the vested shares at fair market value (minus any dividends or distributions paid in respect of such shares) subject to certain adjustments and any restrictions or limitations in the Company’s debt covenants. The call rights expire 30 days after the Vesting Date.
The put rights enable the Officer to require NBC Holdings Corp. to repurchase all vested shares following the Vesting Date at the lesser of fair market value or effectively $1.0 million for such Officer’s 1,400 shares, subject to certain adjustments and any restrictions or limitations in the Company’s debt covenants. The put rights expire 90 days after the Vesting Date. The SRA also provides that NBC Holdings Corp. will pay a cash bonus to the Officer related to any vested shares that are repurchased in connection with the put. This bonus is intended to reimburse the Officer for any federal, state and local taxes related to the repurchase and to this cash bonus itself. The bonus will not be paid if such payment is restricted or limited by the Company’s debt covenants.
In connection with the NBC Holdings Corp. 2005 Restricted Stock Plan, NBC also entered into a Restricted Stock Special Bonus Agreement (the “SBA”) with each Officer. Each SBA provides for the payment of a cash bonus to the Officer within 30 days following the Vesting Date based upon certain criteria (the “Special Bonus”). If the Officer is still employed by the Company on that date, or has been terminated without “cause” (as defined in the SBA) following a Change of Control (as defined in the SBA) prior to that date, the amount is calculated as effectively $1.0 million less the fair market value of his nonvested stock, subject to certain adjustments. If, prior to the Vesting Date, the Officer has been terminated without cause prior to a Change in Control, the amount of the Special Bonus is adjusted based on the number of days from March 31, 2006 to the date of termination as a percentage of the number of days from March 31, 2006 to the Vesting Date, subject to certain adjustments. In either case, the Special Bonus will not be paid if such payment is restricted or limited by the Company’s debt covenants. The SBA also provides that in the event of payment of the Special Bonus, NBC will pay an additional cash bonus to the Officer in an amount sufficient to reimburse the Officer for any federal, state and local taxes related to the Special Bonus and this additional bonus itself.
The combination of the NBC Holdings Corp. 2005 Restricted Stock Plan, the RSPA, the SRA and the SBA is intended to provide a minimum compensation benefit of $1.0 million to each of the Officers assuming that they remain employed by NBC through September 30, 2010 — all subject to certain adjustments and conditions related to the Company’s debt covenants — as described above.
Due to the put rights on behalf of the Officers, share-based compensation is re-measured at the end of each reporting period and recognized to a minimum of $3.0 million plus anticipated cash bonuses to be paid to reimburse the Officers for any federal, state and local taxes thereon from the date of issuance of the nonvested stock until September 30, 2010 and is recorded as “other long-term liabilities” in the consolidated balance sheets and as selling, general and administrative expenses in the consolidated statements of operations. No additional nonvested shares have been issued nor have any of the 4,200 nonvested shares vested or been forfeited since the original issuance on March 31, 2006.

In re-measuring share-based compensation at the end of each reporting period, the Company recognizes to the greater of (a) the minimum compensation benefits associated with the nonvested shares or (b) the estimated fair value of such shares. As of March 31, 2009, the minimum compensation benefits exceed the estimated fair value of the nonvested shares and are thus used as the basis for recording share-based compensation. Fair value is estimated utilizing a methodology which is consistent with the transaction-based method under the market approach described in the AICPA Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Securities (the “Practice Aid”). This methodology is consistent with the approaches that have been used in all four arms-length negotiated transactions involving the Company’s common stock since 1995, including the last transaction on March 4, 2004 and includes the following steps: (a) the determination of an estimated enterprise value using a multiple of Adjusted EBITDA; (b) the enterprise value is reduced by outstanding debt to derive an equity value; and (c) the equity value is then divided by outstanding common stock and common stock equivalents to arrive at an estimated equity value per share. As NBC Holdings Corp.’s common stock is not publicly traded and the nonvested shares represent a minority interest position, the estimated equity value per share is discounted for these factors to arrive at the fair value of the nonvested shares. The factors to be considered in performing a valuation as outlined in the Practice Aid, as well as the risks outlined in this Annual Report on Form 10-K and other factors, impact the selection of the Adjusted EBITDA multiple used in the previously mentioned valuation methodology. As these factors and risks change, their impact on the valuation methodology is also considered. The Company does not believe that the results of a contemporaneous valuation by an unrelated valuation specialist would provide more reliable evidence of valuation compared to the current methodology, given its consistent application in all four arms-length negotiated transactions involving the Company’s common stock over the past fourteen years. Specific information regarding nonvested stock share-based compensation is presented in the following table:

	Fiscal Years Ended
	March 31, 2009	March 31, 2008	March 31, 2007
Nonvested Stock:
Valuation methodology	Minimum Compensation	Minimum Compensation	Minimum Compensation
Share-based compensation:
Recognized:
Value of nonvested shares	$666,667	$666,666	$666,667
Reimbursement for taxes	578,460	303,444	330,290

Total	$1,245,127	$970,110	$996,957

Unrecognized:
Value of nonvested shares	$1,000,000	$1,666,667	$2,333,333
Reimbursement for taxes	606,097	839,618	1,180,357

Total	$1,606,097	$2,506,285	$3,513,690

Deferred tax benefit	$476,298	$375,797	$125,880

Period over which unrecognized share-based compensation will be realized (in years)	1.5	2.5	3.5

R. SEGMENT INFORMATION
The Company’s operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized the Company’s operating segments based upon differences in products and services provided. The Company has three operating segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore and Textbook Divisions qualify as reportable operating segments, while separate disclosure of the Complementary Services Division is provided as management believes that information about this operating segment is useful to the readers of the Company’s consolidated financial statements. The Bookstore Division segment encompasses the operating activities of the Company’s college bookstores located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, e-commerce technology, and a centralized buying service.
The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Certain assets, net interest expense and taxes (excluding interest and taxes incurred by NBC’s wholly-owned subsidiaries, NBC Textbooks LLC, Net Textstore LLC, CBA, Campus Authentic LLC, and Specialty Books, Inc.) are not allocated between the Company’s segments; instead, such balances are accounted for in a corporate administrative division.
EBITDA and Adjusted EBITDA are important measures of segment profit or loss used by the Chief Executive Officer and President (chief operating decision makers) in making decisions about resources to be allocated to operating segments and assessing operating segment performance.
The following table provides selected information about profit and assets on a segment basis:

			Complementary
	Bookstore	Textbook	Services
	Division	Division	Division	Total
Fiscal year ended March 31, 2009:
External customer revenues	$470,690,964	$111,715,360	$28,309,857	$610,716,181
Intersegment revenues	1,347,045	35,572,419	5,924,026	42,843,490
Depreciation and amortization expense	9,009,168	6,086,334	2,644,555	17,740,057
Adjusted Earnings before interest, taxes, depreciation, amortization, and goodwill impairment (Adjusted EBITDA)	44,029,528	39,009,073	1,320,700	84,359,301
Total assets	179,192,480	131,827,129	17,836,018	328,855,627

Fiscal year ended March 31, 2008:
External customer revenues	$452,992,078	$99,584,957	$28,670,751	$581,247,786
Intersegment revenues	1,382,795	40,100,078	5,701,472	47,184,345
Depreciation and amortization expense	7,908,134	6,096,196	2,614,015	16,618,345
Earnings before interest, taxes, depreciation, and amortization (EBITDA)	45,941,624	33,731,382	1,558,414	81,231,420
Total assets	186,707,038	137,629,109	21,639,502	345,975,649

Fiscal year ended March 31, 2007:
External customer revenues	$417,112,526	$100,486,178	$26,829,260	$544,427,964
Intersegment revenues	1,364,087	35,312,214	5,386,046	42,062,347
Depreciation and amortization expense	6,395,788	6,077,021	2,570,654	15,043,463
Earnings before interest, taxes, depreciation, and amortization (EBITDA)	44,511,202	32,210,010	2,716,144	79,437,356
Total assets	164,948,074	145,870,214	24,616,067	335,434,355

The following table reconciles segment information presented above with consolidated information as presented in the Company’s consolidated financial statements:

	Fiscal Years Ended
	March 31, 2009	March 31, 2008	March 31, 2007
Revenues:
Total for reportable segments	$653,559,671	$628,432,131	$586,490,311
Elimination of intersegment revenues	(42,843,490)	(47,184,345)	(42,062,347)

Consolidated total	$610,716,181	$581,247,786	$544,427,964

Depreciation and Amortization Expense:
Total for reportable segments	$17,740,057	$16,618,345	$15,043,463
Corporate Administration	1,246,594	1,033,494	485,893

Consolidated total	$18,986,651	$17,651,839	$15,529,356

Goodwill impairment	$106,972,000	$—	$—

Income (Loss) Before Income Taxes:
Total Adjusted EBITDA for reportable segments (1)	$84,359,301	$81,231,420	$79,437,356
Corporate Administration Adjusted EBITDA loss (including interdivision profit elimination) (1)	(13,326,971)	(11,280,477)	(11,323,483)

	71,032,330	69,950,943	68,113,873
Depreciation and amortization	(18,986,651)	(17,651,839)	(15,529,356)
Goodwill impairment	(106,972,000)	—	—

Consolidated income (loss) from operations	(54,926,321)	52,299,104	52,584,517
Interest and other expenses, net	(41,279,082)	(40,524,531)	(38,991,496)

Consolidated income (loss) before income taxes	$(96,205,403)	$11,774,573	$13,593,021

	March 31, 2009	March 31, 2008	March 31, 2007
Total Assets:
Total for reportable segments	$328,855,627	$345,975,649	$335,434,355
Assets not allocated to segments:
Cash and cash equivalents	36,090,627	12,110,876	20,180,524
Receivables, net	19,857,099	19,490,619	13,985,140
Recoverable income taxes	2,869,583	—	—
Deferred income taxes	2,350,802	1,901,092	1,290,113
Prepaid expenses and other assets	3,485,273	2,259,681	1,791,710
Property and equipment, net	12,258,135	12,017,331	12,453,302
Goodwill	162,089,875	269,061,875	269,061,875
Identifiable intangibles, net	32,722,900	33,347,263	31,968,596
Debt issue costs, net	7,896,706	6,396,240	8,456,216
Other assets	611,664	803,772	2,382,931

Consolidated total	$609,088,291	$703,364,398	$697,004,762

(1)
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and goodwill impairment. There was no goodwill impairment in fiscal years 2008 and 2007; therefore, Adjusted EBITDA equals EBITDA for those years.

The Company’s revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

S. RELATED PARTY TRANSACTIONS
In accordance with NBC’s debt covenants, NBC declared and paid $8.5 million in dividends to the Company during the fiscal year ended March 31, 2009 to provide funding for interest due and payable on the Company’s $77.0 million 11% senior discount notes. There were no dividends declared or received from NBC during the fiscal years ended March 31, 2008 and 2007.
In conjunction with the Senior Credit Facility amendment on February 3, 2009, the Company entered into a Stock Subscription Agreement with NBC Holdings Corp. (“Holdings”), pursuant to which Holdings purchased 10,000 shares of a newly created series of the Company’s preferred stock, par value $0.01 per share, for $1,000 per share, for an aggregate purchase price of $10.0 million. As a result of the Stock Subscription Agreement, the Company made a $10.0 million capital contribution to NBC.
T. EARNINGS (LOSS) PER SHARE
Basic EPS data is computed by dividing earnings (loss) after the deduction of preferred stock dividends by the weighted-average number of common shares outstanding during the period. Diluted EPS data is calculated by dividing earnings (loss) after the deduction of preferred stock dividends by the weighted-average number of common shares outstanding and potential common shares including stock options, if any, with a dilutive effect. The information used to compute basic and dilutive EPS on income (loss) from continuing operations is as follows:

	Fiscal Years Ended
	March 31, 2009	March 31, 2008	March 31, 2007
Net income (loss)	$(100,494,023)	$7,216,451	$7,893,387
Less: preferred stock dividends	(233,334)	—	—

Net income (loss) available to common shareholders	$(100,727,357)	$7,216,451	$7,893,387

Weighted-average common shares outstanding-basic	554,094	554,094	554,094
Effect of dilutive securities:

Potential shares of common stock, attributable to stock options	—	18,267	14,266
Weighted-average common shares outstanding-diluted	554,094	572,361	568,360
Weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options, if the effect is dilutive. Because the Company had a net loss in 2009, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share, since their impact on earnings per share would be anti-dilutive. For the year ended March 31, 2009, approximately 18,712 options that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

U. CLOSURE OF CALIFORNIA WAREHOUSE
On August 9, 2006, in response to a review of the efficiency and effectiveness of its warehouses, NBC announced plans to close its warehouse facility located in Cypress, California and eliminate 33 positions. The facility closed effective October 27, 2006, and these positions were eliminated at that time. A group of 17 other employees were offered, and 16 employees accepted, positions to remain with NBC as Account Service Representatives, continuing to service NBC’s customers. Closure activities were completed in fiscal year 2007. Payments of one-time termination benefits were completed in April of 2008. Details regarding the warehouse closure and its impact on the Textbook Division are outlined below:

Fiscal Year Ended
March 31, 2007 (1)
Costs of Closure:
One-time termination benefits	$473,000
Costs to terminate contracts	189,000

Costs of consolidation/relocation	112,475

$774,475

	Balance, April	Costs Incurred and	Costs		Balance,
	1, 2006	Charged to Expense	Paid/Settled	Adjustments (2)	March 31, 2007 (1)
Liability Reconciliation:
One-time termination benefits	$—	$473,000	$(232,840)	$—	$240,160
Costs to terminate contracts	—	372,000	(189,000)	(183,000)	—

Costs of consolidation/relocation	—	112,475	(112,475)	—	—

	$—	$957,475	$(534,315)	$(183,000)	$240,160

(1)
One-time termination benefits, costs to terminate a contract, and costs of consolidation/relocation are included in “accounts payable” in the consolidated balance sheets until paid. In the consolidated statements of operations, such costs are separately identified as part of “income from operations”.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.
(b) Management’s annual report on internal control over financial reporting:
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of March 31, 2009, the Company’s internal control over financial reporting was effective.
(c) Attestation report of the registered public accounting firm. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
(d) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
The Company is not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but is filing this Annual Report on Form 10-K on a voluntary basis.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The members of our Board of Directors and senior executive officers and their ages are as follows:

Name	Age	Position
Mark L. Bono	49	Director
R. Sean Honey	38	Director
Mark W. Oppegard	59	Chief Executive Officer, Secretary and Director
Barry S. Major	52	President/Chief Operating Officer, NBC and Director
Alan G. Siemek	48	Vice President and Treasurer

Robert A. Rupe	61	Senior Vice President — Bookstore Division, NBC
Michael J. Kelly	51	Senior Vice President — Textbook Division, NBC
Larry R. Rempe	61	Senior Vice President — Complementary Services, NBC
Nathan D. Rempe	31	Chief Technology Officer
The business experience, principal occupation and employment as well as the periods of service of each of the directors and senior executive officers during the last five fiscal years are set forth below.
Mark L. Bono became a Director of ours upon the consummation of the March 4, 2004 Transaction. Mr. Bono joined Weston Presidio in 1999 and is a member of the general partners of the Weston Funds. Prior to 1999, Mr. Bono served in various positions at Tucker Anthony, an investment banking firm, including Managing Director and Co-Head of Mergers and Acquisitions. Mr. Bono also serves as a Director of Trimark Sportswear Group, Summit Energy, Herbal Science and Rockwood.
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
Mark W. Oppegard has served in the college bookstore industry for 39 years (all of which have been with us). Mr. Oppegard became the Company’s Chief Executive Officer, Secretary and Director and Chief Executive Officer of NBC on February 13, 1998 and served as the Company’s President from that date to September, 2008. Additionally, Mr. Oppegard served as NBC’s President from 1992 to September, 2008 and has served as a Director of NBC since 1995. Prior to 1998, Mr. Oppegard served as the Company’s Vice President, Secretary, Assistant Treasurer and Director between 1995 and 1998. Prior to 1992, Mr. Oppegard served in a series of positions at NBC, including Vice President of the Bookstore Division.
Barry S. Major, who has served in the college bookstore industry for 10 years (all of which have been with us), was named President in September, 2008, upon consummation of the March 4, 2004 Transaction was named our Director, and was named Chief Operating Officer of NBC in January, 1999.
Alan G. Siemek, who has served in the college bookstore industry for 10 years (all of which have been with us), was named Senior Vice President of Finance and Administration of NBC in April, 2001. Mr. Siemek has also served as the Company’s Vice President and Treasurer and Chief Financial Officer, Treasurer and Assistant Secretary of NBC since July, 1999.
Robert A. Rupe, who has served in the college bookstore industry for 8 years (all of which have been with us), was named Senior Vice President of NBC’s Bookstore Division in April, 2001.
Michael J. Kelly, who has served in the college bookstore industry for 9 years (all of which have been with us), was named Senior Vice President of NBC’s Textbook Division in April, 2005. Prior to April, 2005, Mr. Kelly served as NBC’s Senior Vice President of Distance Learning/Marketing Services and Other Complementary Services from August, 2001 to March, 2005 and as NBC’s Vice President of e-commerce from November, 1999 to July, 2001.

Larry R. Rempe has served in the college bookstore industry for 23 years (all of which have been with us) and was named Senior Vice President of Complementary Services of NBC in April, 2005. Prior to April, 2005, Mr. Rempe served as NBC’s Vice President of Information Systems since 1986. Between 1974 and 1986, Mr. Rempe served in various positions for Lincoln Industries, Inc., a holding company that owned NBC until 1995. Mr. Larry Rempe is the father of Mr. Nathan Rempe, NBC’s Chief Technology Officer.
Nathan D. Rempe, who has served in the college bookstore industry for 4 years (all of which have been with us), was named Chief Technology Officer of NBC in March, 2009. Prior to March, 2009, Mr. Rempe served as NBC’s Vice President of Internet Services since 2006 and Director of Internet Strategy in 2005. Prior to joining NBC, Mr. Rempe served as Lead e-Business Developer for Commercial Federal Bank where he managed the bank’s online consumer banking application. Mr. Rempe is also an Executive Faculty member at Creighton University, teaching graduate level courses in information technology. Mr. Nathan Rempe is the son of Mr. Larry Rempe, NBC’s Senior Vice President of Complementary Services.
Audit Committee
Our audit committee currently consists of Mark L. Bono and R. Sean Honey. Among other functions, our audit committee (a) makes recommendations to our board of directors regarding the selection of independent auditors; (b) reviews the results and scope of the audit and other services provided by our independent auditors; (c) reviews our financial statements; and (d) reviews and evaluates our internal control functions. The Board of Directors has determined that the audit committee does not have an “audit committee financial expert” as that term is defined by the applicable rules and regulations of the Securities and Exchange Commission. However, the Board of Directors is satisfied that the members of our audit committee have sufficient expertise and business and financial experience necessary to effectively perform their duties as the audit committee.
Code of Ethics
We have adopted a written code of ethics for our principal executive officer and senior financial officers as required by the Securities and Exchange Commission under Section 406 of the Sarbanes-Oxley Act of 2002. The code sets forth written standards to deter wrongdoing and promote honest and ethical conduct, accurate and timely disclosure in reports and documents, compliance with applicable governmental laws and regulations, prompt internal reporting of violations of the code, and accountability for adherence to the code.

ITEM 11. EXECUTIVE COMPENSATION.
The following tables and paragraphs provide information concerning compensation paid for the last three fiscal years to NBC’s Chief Executive Officer, Chief Financial Officer, and three other most highly compensated senior executive officers (each, an “Executive”) earning in excess of $100,000 in total compensation as defined in Regulation S-K, subpart 229.402(a)(3), including compensation discussion and analysis, summary compensation table, grants of plan-based awards, employment agreements, outstanding equity awards, nonqualified deferred compensation, potential payments upon termination or change in control, compensation of directors, compensation committee interlocks and insider participation, and compensation committee report.
Compensation Discussion and Analysis
Compensation Philosophy. Our compensation programs are intended to attract and retain vital employees and to properly incent high level talent to work for and ultimately add value to the Company for the benefit of the shareholders.
Compensation Committee and Compensation Process. We do not have a formal Compensation Committee; however, the two directors affiliated with Weston Presidio, the majority equity owner of NBC Holdings Corp. (our parent company), act to approve the chief executive officer base salary compensation, our budget, and all stock option or other equity awards. All other decisions related to compensation are approved by our chief executive officer and President as appropriate.
Executive Compensation Components. Components of our Executive compensation include base salary, bonus, stock option and other equity awards, severance benefits, health insurance, disability and life insurance, and various other insurance coverages as described in further detail below. The following is a brief description of each principal element of compensation:
1)
Base Salary. Base salaries are intended to compensate the Executives and all other salaried employees for their basic services performed for us on an annual basis. In setting base salaries, we take into account the Executive’s experience, the functions and responsibilities of the job, and any other factors relevant to that particular job. Base salaries are typically adjusted annually by our chief executive officer and President; however, we do not limit ourselves to this schedule. The chief executive officer’s base salary is approved by Messrs. Bono and Honey of the Board of Directors, the two directors affiliated with Weston Presidio.

2)
Bonus Plan. We use our executive bonus plan to incent each Executive on an annual basis. Bonuses for each Executive are initially determined by a preset percentage of the Executive’s salary based upon attainment of goals related to our consolidated EBITDA and Adjusted EBITDA compared to budget. Such goals may be revised for material unbudgeted events. Typically the minimum percentage needed to qualify for a bonus is 93% of budgeted EBITDA, and the maximum bonus amounts are achieved at 110% of budgeted EBITDA. Such initial calculated amounts are then adjusted by our chief executive officer and President based upon non-quantifiable criteria in evaluating job performance.

3)
Stock Option and Other Equity Awards. We use nonqualified stock options and other equity awards to incent our Executives to remain with us and to maximize long-term value for our shareholders. We have generally awarded stock options on an annual basis to each Executive based upon informal performance measures. Generally, we must achieve at least 93% of the budgeted EBITDA before options are granted. Messrs. Bono and Honey, the two directors affiliated with Weston Presidio, receive a recommendation from our chief executive officer regarding the number of stock options to be granted to each Executive and then adjust such recommendation as they consider appropriate. In addition, in March 2006, upon the approval of the entire Board of Directors, our chief executive officer, chief financial officer, and President were each issued 1,400 shares of nonvested stock for $0.01 per share. This issuance of shares was designed to incent those named Executives to remain with us until at least September 30, 2010. Since this issuance of nonvested stock, these named Executives have not received any further grants of stock options.

4)
Severance Plans. Each Executive has signed a memorandum of understanding under which they may be paid severance of up to (i) one year of base salary, (ii) pro rata bonuses and (iii) continuation of health, life and disability benefits for up to 12 months if they are terminated without cause (as defined in those agreements).

5)
Other Benefits. We maintain health, dental and vision insurance plans for the benefit of eligible employees, including the Executives. The health and dental plans require the employee to pay a portion of the premium and we pay the remainder. The vision plan premium is paid in its entirety by the employee. We also maintain a 401(k) retirement plan that is available to all eligible employees. For all fiscal years presented, we matched elective employee-participant contributions on the basis of 100% of the employee’s contribution up to 5% of their total compensation. Certain amounts of life, accidental death and dismemberment, and short and long-term disability insurance coverage is also offered to all eligible employees and premiums or costs are paid in full by us. Certain other voluntary insurance coverages are available to eligible employees, such as supplemental life, cancer and personal accident insurance with the entire premium paid by the employee. The foregoing benefits are available to each Executive on the same basis as all other eligible employees.

We do not have a policy regarding the adjustment or recovery of compensation if the results on which that compensation was determined are restated or otherwise adjusted.

Summary Compensation Table
The table presented below summarizes compensation to each Executive for the last three fiscal years:
Summary Compensation Table

						Change in
						Nonqualified
						Deferred	(3)
	Fiscal			Stock	Option	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards (1)	Awards (2)	Earnings	Compensation	Total

Mark W. Oppegard — Chief Executive Officer and Director, NBC	2009	$266,500	$100,000	$415,042	$—	$206	$11,752	$793,500
	2008	295,006	76,000	323,370	—	5,439	11,502	711,317
	2007	295,006	195,000	332,319	—	4,374	11,516	838,215

Alan G. Siemek — Chief Financial Officer, Senior Vice President of Finance and Administration, Treasurer, and Assistant Secretary, NBC	2009	214,857	80,000	415,042	—	—	11,752	721,651
	2008	209,690	25,000	323,370	—	—	11,502	569,562
	2007	202,766	144,000	332,319	—	—	11,180	690,265

Barry S. Major — Chief Operating Officer, President, and Director, NBC	2009	287,694	106,000	415,042	—	—	11,752	820,488
	2008	279,691	73,000	323,370	—	—	11,502	687,563
	2007	272,770	189,000	332,319	—	—	11,180	805,269

Robert A. Rupe — Senior Vice President — Bookstore Division, NBC	2009	230,928	50,000	—	—	—	11,752	292,680
	2008	222,926	40,000	—	12,429	—	11,502	286,857
	2007	188,307	130,000	—	—	—	11,431	329,738

Michael J. Kelly — Senior Vice President — Textbook Division, NBC	2009	204,083	65,000	—	—	—	11,752	280,835
	2008	199,771	50,000	—	10,035	—	11,502	271,308
	2007	194,846	80,000	—	—	—	9,922	284,768

(1)
Represents share-based compensation recognized in connection with the 1,400 shares of nonvested stock issued to each of Messrs. Oppegard, Siemek, and Major on March 31, 2006. Share-based compensation is being recognized from the date of issuance of the nonvested stock through September 30, 2010. See Note Q of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

(2)
The assumptions underlying share-based compensation recognized in connection with the options granted in fiscal year 2008 are outlined in Note Q of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data. There were no stock options granted in fiscal years 2009 and 2007. As further discussed in Note B of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, options granted prior to April 1, 2006 are accounted for under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations utilizing the intrinsic value method. Under this method, share-based compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No share-based compensation was recognized in conjunction with such grants.

(3)
All other compensation consists of the following components: (a) matching contributions to the NBC Retirement Plan; and (b) life insurance premiums paid by us on the Executive’s behalf. See Note O of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

Grants of Plan-Based Awards
There were no grants of an award to an Executive in the last completed fiscal year.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table - Employment Agreements
We have employment agreements with each of the Executives. As amended, such agreements (the “Employment Agreements”) with the previously mentioned Executives provide for (1) an annual base salary, (2) incentive compensation based upon the attainment of financial objectives, and (3) customary fringe benefits. The salaries of the Executives are approximately as follows: Mr. Oppegard, $200,000 per annum; Mr. Siemek, $214,000 per annum; Mr. Major, $284,000 per annum; Mr. Rupe, $230,000 per annum; and Mr. Kelly, $203,000 per annum. Each of the Employment Agreements provides that their term will be automatically extended from year to year, unless terminated upon specified notice by either party.
The Employment Agreements also provide that each Executive will be granted a number of options annually under the stock option plan described in Note Q to the consolidated financial statements presented in Item 8, Financial Statements and Supplementary Data, with the size of such grant to be determined by the Board of Directors. Each such option shall have an exercise price not to be less than the fair market value per share as of the date of grant and will be exercisable as to 25% of the shares covered thereby on the date of grant and as to an additional 25% of the shares covered thereby on each of the first three anniversaries of the date of grant, subject to the Executive’s continued employment by us on such dates.
The Employment Agreements also provide for specified payments to the Executive upon the expiration of such agreements, in the event of termination of employment with us without “cause” (as defined in the respective agreements), and in the event of death or disability of the Executive during the term, as outlined below:
•
Termination of Employment upon Expiration of the Term of the Employment Agreement — If we have given the Executive notice of our intention to terminate employment at the end of the term of the Employment Agreement, the Executive is entitled to continued payment of base salary and health, life insurance and disability insurance benefits for a period of one year following the expiration of the term of the Employment Agreement.

•
Termination of Employment Without “Cause” prior to the Expiration of the Term of the Employment Agreement - If we have given the Executive notice of our intention to terminate employment without “cause” prior to the end of the term of the Employment Agreement, the Executive is entitled to continued payment of base salary and health, life insurance and disability insurance benefits for a period of one year following the date of termination. Additionally, the Executive is entitled to payment of any incentive bonus when otherwise due, prorated through the date of termination.

•
Termination of Employment upon Death or Disability — If an Executive’s employment is terminated as a result of death or disability, the Executive is entitled to continued payment of base salary for a period of six months following the date of termination. Additionally, the Executive is entitled to payment of any incentive bonus when otherwise due, prorated through the date of termination.

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

Outstanding Equity Awards
The following table provides information concerning outstanding equity awards held by each Executive:
Outstanding Equity Awards at March 31, 2009

	Option Awards				Stock Awards
								Equity
							Equity	Incentive
							Incentive	Plan Awards:
						Market	Plan Awards:	Market or
	(1)	(1)			Number	Value of	Number of	Payout Value
	Number	Number			of Shares	Shares or	Unearned	of Unearned
	of Securities	of Securities			or Units	Units of	Shares, Units	Shares, Units
	Underlying	Underlying			of Stock	Stock	or Other	or Other
	Unexercised	Unexercised	Option	Option	That	That	Rights That	Rights That
	Options -	Options -	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested (2)	Vested (3)	Vested (2)	Vested (4)
Mark W. Oppegard - Chief Executive Officer and Director, NBC	5,950	—	$52.47	3/4/2014
	2,675	—	106.00	3/4/2014
	2,200	—	146.00	3/4/2014
	1,963	—	160.00	11/9/2014
					933	$1,070,731	467	$535,366

Alan G. Siemek - Chief Financial Officer, Senior Vice President of Finance and Administration, Treasurer, and Assistant Secretary, NBC	4,728	—	52.47	3/4/2014
	1,375	—	106.00	3/4/2014
	1,375	—	146.00	3/4/2014
	1,885	—	160.00	11/9/2014

					933	1,070,731	467	535,366
Barry S. Major - Chief Operating Officer, President, and Director, NBC	4,780	—	52.47	3/4/2014
	2,500	—	106.00	3/4/2014
	2,050	—	146.00	3/4/2014
	1,963	—	160.00	11/9/2014
					933	1,070,731	467	535,366

Robert A. Rupe - Senior Vice President - Bookstore Division, NBC	1,375	—	52.47	3/4/2014
	1,250	—	106.00	3/4/2014
	1,175	—	146.00	3/4/2014
	1,700	—	160.00	11/9/2014
	2,400	—	160.00	8/29/2015
	1,180	—	160.00	3/30/2016
	434	433	205.00	10/12/2017

Michael J. Kelly - Senior Vice President - Textbook Division, NBC	2,111	—	52.47	3/4/2014
	1,375	—	106.00	3/4/2014
	1,175	—	146.00	3/4/2014
	1,600	—	160.00	11/9/2014
	2,400	—	160.00	8/29/2015
	1,180	—	160.00	3/30/2016
	350	350	205.00	10/12/2017

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

(3)
Represents the recognized portion of share-based compensation associated with the 1,400 shares of nonvested stock issued to each of Messrs. Oppegard, Siemek, and Major on March 31, 2006. Due to the existence of the “put” rights, share-based compensation is being remeasured at the end of each reporting period and recognized from the date of issuance of the nonvested stock through September 30, 2010. See Note Q of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

(4)
Represents the unrecognized portion of share-based compensation associated with the 1,400 shares of nonvested stock issued to each of Messrs. Oppegard, Siemek, and Major on March 31, 2006. Due to the existence of the “put” rights, share-based compensation is being remeasured at the end of each reporting period and recognized from the date of issuance of the nonvested stock through September 30, 2010. See Note Q of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

Nonqualified Deferred Compensation
The following table provides information concerning nonqualified deferred compensation for each Executive:
Nonqualified Deferred Compensation — March 31, 2009 (1)

			(2)	Aggregate	Aggregate
	Executive	Registrant	Aggregate	Withdrawals/	Balance
	Contributions	Contributions	Earnings	Distributions	as of
	in Fiscal	in Fiscal	in Fiscal	in Fiscal	March 31,
Name	Year 2009	Year 2009	Year 2009	Year 2009	2009 (2)

Mark W. Oppegard - Chief Executive Officer and Director, NBC	$—	$—	$13,842	$—	$284,311

Alan G. Siemek - Chief Financial Officer, Senior Vice President of Finance and Administration, Treasurer, and Assistant Secretary, NBC	—	—	—	—	—

Barry S. Major - Chief Operating Officer, President, and Director, NBC	—	—	—	—	—

Robert A. Rupe - Senior Vice President - Bookstore Division, NBC	—	—	—	—	—

Michael J. Kelly - Senior Vice President - Textbook Division, NBC	—	—	—	—	—

(1)	See Note P of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data for a brief description of the deferred compensation plan.

(2)	Included herein are above-market earnings of $206 in fiscal year 2009, $5,439 in fiscal year 2008 and $4,374 in fiscal year 2007 which are included in the Summary Compensation Table above.

Potential Payments Upon Termination or Change-In-Control
As described above, the employment agreements for each Executive include provisions for potential payment upon termination of employment. The following table quantifies the estimated payments and benefits that would be provided to the Executive in each covered circumstance, assuming the triggering event occurred on March 31, 2009:
Potential Payments Upon Termination or Change in Control — March 31, 2009 (1)

							Total
		(3)		(5)	(5)	(5)	Potential
	(2)	Prorated	(4)	Health	Life	Disability	Payment
	Base	Incentive	Restricted	Insurance	Insurance	Insurance	Upon
Name	Salary	Bonus	Stock	Benefits	Benefits	Benefits	Termination

Mark W. Oppegard — Chief Executive Officer and Director, NBC
Termination of Employment upon Expiration of Term	$199,992	$—	$1,070,731	$8,182	$252	$285	$1,279,442
Termination of Employment Without Cause	199,992	—	1,070,731	8,182	252	285	1,279,442
Termination of Employment upon Death or Disability	99,996	—	1,070,731	—	—	—	1,170,727

Alan G. Siemek — Chief Financial Officer, Senior Vice President of Finance and Administration, Treasurer, and Assistant Secretary, NBC
Termination of Employment upon Expiration of Term	213,990	—	1,070,731	8,182	252	285	1,293,440
Termination of Employment Without Cause	213,990	—	1,070,731	8,182	252	285	1,293,440
Termination of Employment upon Death or Disability	106,995	—	1,070,731	—	—	—	1,177,726

Barry S. Major — Chief Operating Officer, President, and Director, NBC
Termination of Employment upon Expiration of Term	284,003	—	1,070,731	11,583	252	285	1,366,854
Termination of Employment Without Cause	284,003	—	1,070,731	11,583	252	285	1,366,854
Termination of Employment upon Death or Disability	142,002	—	1,070,731	—	—	—	1,212,733

Robert A. Rupe — Senior Vice President — Bookstore Division, NBC
Termination of Employment upon Expiration of Term	230,006	—	—	—	252	285	230,543
Termination of Employment Without Cause	230,006	—	—	—	252	285	230,543
Termination of Employment upon Death or Disability	115,003	—	—	—	—	—	115,003

Michael J. Kelly — Senior Vice President — Textbook Division, NBC
Termination of Employment upon Expiration of Term	203,008	—	—	6,660	252	285	210,205
Termination of Employment Without Cause	203,008	—	—	6,660	252	285	210,205
Termination of Employment upon Death or Disability	101,504	—	—	—	—	—	101,504

(1)
The Employment Agreements are silent as to how payment amounts are ultimately determined and how payment is to be made (i.e. — monthly, lump sum, etc.). Our Board of Directors would ultimately be responsible for approving the terms of such termination payments.

(2)	Base salary in place at time of termination.

(3)
It is assumed that the incentive bonus earned for fiscal year 2009 was paid in the normal course of business. As the assumed termination does not fall within a fiscal year, no pro rata allocation is necessary.

(4)
In accordance with the Stock Repurchase Agreement, if Messrs. Oppegard, Siemek, or Major are terminated by us without cause or by reason of their death or disability during the period from March 31, 2006 to September 30, 2010, a number of the shares of nonvested stock will become vested on the date of termination equal to the 1,400 shares which were issued times the number of days from March 31, 2006 to the date of termination divided by the number of days from March 31, 2006 to September 30, 2010. This value represents the cumulative balance of share-based compensation recognized at March 31, 2009 in Other Long-Term Liabilities — see Note Q of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data. For purposes of this table, it is assumed that Messrs. Oppegard, Siemek, and Major would “put” the vested shares in accordance with the Stock Repurchase Agreement upon termination.

(5)	Represents premiums paid by us on the Executive’s behalf.
Compensation of Directors
Our Directors receive no compensation for services but are reimbursed for out-of-pocket expenses. These reimbursements are less than $10,000 annually to each Director.
Compensation Committee Interlocks and Insider Participation
As previously mentioned, we do not currently have a compensation committee. Mark W. Oppegard, Chief Executive Officer, Secretary and Director, participates with Messrs. Bono and Honey, the two directors affiliated with Weston Presidio, in deliberations concerning stock options and other equity awards from time to time granted to the Executives.
Compensation Committee Report
Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis above with management and has approved the inclusion of such Compensation Discussion and Analysis in this Annual Report on Form 10-K for the year ended March 31, 2009.
Board of Directors:
Mark L. Bono;
R. Sean Honey;
Mark W. Oppegard; and
Barry S. Major.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management —Shares of NBC Acquisition Corp. common stock issued and outstanding totaled 554,094 on June 25, 2009. Weston Presidio owns 36,455 of the issued and outstanding shares directly, with the remaining 517,639 issued and outstanding shares being owned by NBC Holdings Corp, which has 517,639 shares of capital stock issued and outstanding that are owned either by Weston Presidio or current and former members of NBC management. The securities underlying the 2004 Stock Option Plan, of which 80,203 options are outstanding as of June 25, 2009, are shares of NBC Holdings Corp. capital stock. The information in the following table sets forth NBC Acquisition Corp. common stock beneficially owned by each person who owns more than 5.0% of such shares; each director; each senior executive officer named in Item 11, Executive Compensation; and all directors and senior executive officers treated as a group. The shares listed and percentages calculated thereon are based upon NBC Acquisition Corp. common stock outstanding as of June 25, 2009 and NBC Holdings Corp. capital stock underlying nonqualified stock options that are exercisable within sixty days, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. To our knowledge, each of such holders of shares has sole voting and investment power as to the shares owned unless otherwise noted. The address for each senior executive officer and director is 4700 South 19th Street, Lincoln, Nebraska 68501 unless otherwise noted.

	Amount and
	Nature of
	Beneficial	Percent of
Title of Class/Name of Beneficial Owner	Ownership (1)	Class (3)

Common Stock:
Owning Greater Than 5% of Shares:
Weston Presidio Capital IV, L.P. (2)	365,449	66.0%
Weston Presidio Capital III, L.P. (2)	153,623	27.7%
WPC Entrepreneur Fund, L.P. (2)	7,579	1.4%
WPC Entrepreneur Fund II, L.P. (2)	5,785	1.0%

Ownership of Directors:
Mark L. Bono (2)	532,436	96.1%
R. Sean Honey (2)	—	—

Ownership of Senior Executive Officers Named in Item 11:
Mark W. Oppegard	18,188	3.2%
Alan G. Siemek	10,763	1.9%
Barry S. Major (4)	14,440	2.6%
Robert A. Rupe	9,514	1.7%
Michael J. Kelly	10,191	1.8%

Ownership of Directors and All Senior Executive Officers as a Group	603,457	98.4%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares of NBC Acquisition Corp. common stock. Such shares include NBC Holdings Corp. shares underlying nonqualified stock options exercisable within sixty days, as follows: Mr. Oppegard — 12,788 shares; Mr. Siemek — 9,363 shares; Mr. Major — 11,293 shares; Mr. Rupe — 9,514 shares; Mr. Kelly — 10,191 shares; and 59,074 shares for all directors and senior executive officers as a group.

(2)
The sole general partner of Weston Presidio Capital IV, L.P., Weston Presidio Capital III, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P. (the “Weston Presidio Funds”) is a limited liability company of which Messrs. Bono and Honey are members. Messrs. Bono and Honey disclaim beneficial ownership of the shares held by the Weston Presidio Funds, except to the extent of their respective pecuniary interests therein. The address of the Weston Presidio Funds, and Messrs. Bono and Honey is 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

(3)
The percentages are calculated based upon 554,094 shares of NBC Acquisition Corp. common stock outstanding as of June 25, 2009 and shares underlying nonqualified stock options exercisable within sixty days as detailed in footnote (1).

(4)
Beneficial ownership includes 1,747 shares of NBC Acquisition Corp. common stock which are pledged as security for the full and timely payment of remaining amounts due under a promissory note Mr. Major has with the Company. In January, 1999, we issued 4,765 shares of NBC Acquisition Corp. common stock to Mr. Major at a price of $52.47 per share, in exchange for $25,000 in cash and a promissory note in the principal amount of $225,000 bearing interest at 5.25% per year. Remaining amounts due under the promissory note at March 31, 2009 totaled approximately $91,000.

Securities Authorized for Issuance under Equity Compensation Plans — Through the Company’s parent, NBC Holdings Corp., we have a share-based compensation plan established to provide for the granting of options to purchase capital stock of NBC Holdings Corp. We also have a restricted stock plan established through NBC Holdings Corp. to provide for the sale of 4,200 shares of NBC Holdings Corp. capital stock to certain officers and directors of the Company. Details regarding these plans are presented in the footnotes to the consolidated financial statements found in Item 8, Financial Statements and Supplementary Data. Specific information as of March 31, 2009 regarding the plans, which were not approved by security holders, is also presented in the following table.

	Number of	Weighted-	Number of
	Securities to	Average	Securities
	be Issued Upon	Exercise	Remaining
	Exercise of	Price of	Available for
	Outstanding	Outstanding	Future
Plan	Options	Options	Issuance
2004 Stock Option Plan	80,203	$117.18	4,463
2005 Restricted Stock Plan	—	—	—
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Director Independence — We are a corporation with public debt (not listed on any exchange) whose equity is privately held. Although our Board has not made a formal determination on the matter, under current New York Stock Exchange listing standards (which we are not currently subject to) and taking into account any applicable committee standards, we believe that Messrs. Oppegard and Major would not be considered independent under any general listing standards or those applicable to any particular committee due to their employment relationship with us, and Messrs. Bono and Honey may not be considered independent under any general listing standards or those applicable to any particular committee, due to their relationship with Weston Presidio, our largest indirect stockholder.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The following table shows our fees for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for each of the last two years:

	Fiscal Year Ended March 31,
	2009	2008

Audit Fees	$215,000	$218,000
Audit-Related Fees	—	47,583
Tax Fees	187,039	191,460
Other Fees	—	—

Total	$402,039	$457,043

Audit Fees include professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated interim financial statements included in our Quarterly Reports on Form 10-Q.
Audit-Related Fees consist of fees for assurance and related services that are related to the performance of the audit or review of our consolidated financial statements, including services provided in conjunction with acquisition activity, Securities and Exchange Commission comment letters dated March 30, 2007 and July 6, 2007 and internal control benchmarking.
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
Index to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of March 31, 2009 and 2008.
Consolidated Statements of Operations for the Years Ended March 31, 2009, 2008 and 2007.
Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2009, 2008 and 2007.
Consolidated Statements of Cash Flows for the Years Ended March 31, 2009, 2008 and 2007.
Notes to Consolidated Financial Statements.
(2)	Financial Statement Schedules.
Schedule I — Condensed Financial Information of NBC Acquisition Corp. (Parent Company Only).
Schedule II (Item 15(a)(2)) — Valuation and Qualifying Accounts.
(3)	Exhibits.
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

2.5
Agreement of Sale, dated as of September 30, 1999 by and among Nebraska Book Company, Inc., Michigan College Book Company, Inc., Ned’s Berkeley Book Company, Inc., Ned Shure, Fred Shure, and Jack Barenfanger filed as Exhibit 2.1 to NBC Acquisition Corp. Form 8-K, as amended, dated November 12, 1999, is incorporated herein by reference.

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

4.11
Supplemental Indenture, dated as of December 31, 2004, by and among NBC Textbooks LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated January 6, 2005, is incorporated herein by reference.

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

4.14
Supplemental Indenture, dated as of January 26, 2009, by and among Campus Authentic LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee.

4.15
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

4.17
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

4.19
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

10.14
Assumption Agreement, dated as of July 1, 2002 between Specialty Books, Inc. and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10.15
Assumption Agreement, dated as of December 31, 2004, made by NBC Textbooks LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated January 6, 2005, is incorporated herein by reference.

10.16
Assumption Agreement, dated as of May 1, 2006, made by CBA, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.3 to NBC Acquisition Corp. Current Report on Form 8-K dated May 4, 2006, is incorporated herein by reference.

10.17
Assumption Agreement, dated as of May 1, 2007, made by Net Textstore LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.16 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2007, is incorporated herein by reference.

10.18
Assumption Agreement, dated as of January 26, 2009, made by Campus Authentic LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement.

10.19
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

10.29
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

10.30
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

10.31
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

10.33
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

10.35*
Form of Memorandum of Understanding, dated as of February 13, 1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.5 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.36*
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

10.40*
Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.41*
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

10.44*
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

10.46*
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

10.48*
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

10.50*
First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.51*	NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

10.52*
First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.53*
NBC Acquisition Corp. 2003 Performance Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.54*
NBC Acquisition Corp. 2003 Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.55*
NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.43 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.56*
First Amendment, dated August 18, 2008, to the NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2008, is incorporated herein by reference.

10.57*
NBC Holdings Corp. 2005 Restricted Stock Plan adopted September 29, 2005, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

10.58*
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

10.63*
Stock Repurchase Agreement, dated as of March 31, 2006, between Holdings and Siemek, filed as Exhibit 10.6 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.64*
Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Oppegard, filed as Exhibit 10.7 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.65*
Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Major, filed as Exhibit 10.8 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.66*
Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Siemek, filed as Exhibit 10.9 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.67*
NBC Acquisition Corp. Senior Management Bonus Plan adopted June 30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

10.67*
Form of Deferred Compensation Agreement by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.69*
Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

10.70*	NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.71
Agreement for Purchase and Sale of Stock dated January 9, 1998 by and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the “Collegiate Stores Corporation Agreement”), filed as Exhibit 10.10.1 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.72
First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.10.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.73
Commercial Lease Agreement made and entered into March 8, 1989, by and among Robert J. Chaney, Mary Charlotte Chaney and Robert J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as Exhibit 10.11 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.74
Lease Agreement entered into as of September 1, 1986, by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.12 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.75
Lease Agreement entered into as of September 1, 1986, by and among John B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.76
Lease Agreement entered into as of September 1, 1986 by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.14 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.77
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBC ACQUISITION CORP.
/s/ Mark W. Oppegard
Mark W. Oppegard
Chief Executive Officer, Secretary, and Director
June 25, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark W. Oppegard Mark W. Oppegard Chief Executive Officer, Secretary, and Director (principal executive officer) June 25, 2009	/s/ Mark L. Bono Mark L. Bono Director June 25, 2009

/s/ Alan G. Siemek Alan G. Siemek Vice President and Treasurer (principal financial and accounting officer) June 25, 2009	/s/ R. Sean Honey R. Sean Honey Director June 25, 2009

/s/ Barry S. Major Barry S. Major President and Director June 25, 2009
Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:
No annual report or proxy material with respect to any annual or other meeting of security holders for the fiscal year ended March 31, 2009 has been, or will be, sent to security holders.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS

	March 31,	March 31,
	2009	2008

ASSETS

OTHER ASSETS:
Due from subsidiary (Note A)	$20,130,189	$16,970,151
Investment in subsidiary (Note A)	103,236,946	195,839,396
Debt issue costs, net of amortization	1,021,584	1,276,977
Deferred income taxes	9,455,569	9,455,569

	$133,844,288	$223,542,093

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued interest	$371,288	$371,288

LONG-TERM DEBT, net of current maturities	77,000,000	77,000,000

COMMITMENTS (Note B)

REDEEMABLE PREFERRED STOCK
Series A redeemable preferred stock, $.01 par value 20,000 shares authorized, 10,000 shares issued and outstanding at March 31, 2009 and no shares authorized and outstanding at March 31, 2009, at redemption value	10,233,334	—

STOCKHOLDERS’ EQUITY:
Common stock, voting, authorized 5,000,000 shares of $.01 par value; issued and outstanding 554,094 shares	5,541	5,541
Additional paid-in-capital	111,142,082	111,098,666
Note receivable from stockholder	(92,715)	(97,517)
Retained earnings (accumulated deficit)	(64,815,242)	35,912,115
Accumulated other comprehensive loss	—	(748,000)

Total stockholders’ equity	46,239,666	146,170,805

	$133,844,288	$223,542,093

See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007

INTEREST EXPENSE	$(8,725,393)	$(8,099,789)	$(7,274,557)

INCOME TAX BENEFIT	3,160,038	2,860,217	2,556,458

EQUITY IN EARNINGS (DEFICIT) OF SUBSIDIARY	(94,928,668)	12,456,023	12,611,486

NET INCOME (LOSS)	$(100,494,023)	$7,216,451	$7,893,387

EARNINGS (LOSS) PER SHARE:

Basic	$(181.79)	$13.02	$14.25

Diluted	$(181.79)	$12.61	$13.89

See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash flows from operating activities	$—	$—	$—

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash flows from investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	10,000,000	—	—
Proceeds from payment on note receivable from stockholder	9,752	4,869	—
Contributions to subsidiary	(10,009,752)	(4,869)	—

Net cash flows from financing activities	—	—	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, Beginning of year	—	—	—

CASH AND CASH EQUIVALENTS, End of year	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the period for interest	$8,470,000	$—	$—

Noncash investing and financing activities:
Accumulated other comprehensive income (loss) associated with derivative financial instrument of subsidiary	748,000	(1,361,000)	(801,000)
See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Due From Subsidiary — NBC Acquisition Corp. (the “Company”) files a consolidated federal income tax return with its wholly-owned subsidiary, Nebraska Book Company, Inc. (“NBC”) and follows a policy of recording income taxes equal to that which would have been incurred had the Company filed a separate return. NBC is responsible for remitting tax payments and collecting tax refunds for the consolidated group. The non-current amount due from subsidiary represents the cumulative tax savings resulting from operating losses generated by the Company from which NBC derives the benefit through reduced tax payments on the consolidated return.
Investment In Subsidiary — The Company accounts for its investment in NBC under the equity method of accounting. Contributions to or from NBC are included within the investment in subsidiary.
B. COMMITMENTS
The Company, along with NBC’s wholly-owned subsidiaries (Specialty Books, Inc., NBC Textbooks LLC, College Book Stores of America, Inc., Net Textstore LLC and Campus Authentic LLC), has jointly and severally, unconditionally and irrevocably, guaranteed the prompt and complete payment and performance by NBC of NBC’s obligations underlying the Senior Credit Facility, which matures at various dates through March 4, 2011. Such guarantee remains in full force and effect until all obligations underlying the Senior Credit Facility, which became effective February 13, 1998 and was most recently amended February 3, 2009 and most recently restated on March 4, 2004, have been satisfied. The maximum potential future amounts payable under the guarantee at March 31, 2009 totaled $193.1 million in principal payments, plus interest, which is based on variable rates. As this guarantee represents a parent’s guarantee of its subsidiary’s debt to a third party, such guarantee is not carried as a liability in the “Parent Company Only” financial statements.
C. DIVIDENDS
For fiscal year 2009, cash dividends of $8.5 million were received from NBC to provide funding for interest due and payable on the Company’s $77.0 million 11% senior discount notes. No cash dividends (which would be reflected in “operating activities” in the Company’s statements of cash flows) were received from NBC in fiscal years 2008 and 2007.

NBC ACQUISITION CORP.
SCHEDULE II (Item 15(a)(2)) — VALUATION AND QUALIFYING ACCOUNTS

			Charged to	Added
	Beginning of	Charged to	Other	through		End of
	Fiscal Year	Costs and	Accounts	Stock	Net	Fiscal Year
	Balance	Expenses	(Revenue)	Acquisitions	Charge-Offs	Balance

FISCAL YEAR ENDED MARCH 31, 2009
Allowance for doubtful accounts	$1,033,360	$1,366,979	$—	$—	$(1,116,979)	$1,283,360
Allowance for sales returns	5,292,620	—	32,627,107	—	(32,467,561)	5,452,166

FISCAL YEAR ENDED MARCH 31, 2008
Allowance for doubtful accounts	1,100,360	468,007	—	—	(535,007)	1,033,360
Allowance for sales returns	4,958,090	—	29,591,517	—	(29,256,987)	5,292,620

FISCAL YEAR ENDED MARCH 31, 2007
Allowance for doubtful accounts	510,839	834,442	—	510,846	(755,767)	1,100,360
Allowance for sales returns	4,874,516	—	29,553,584	—	(29,470,010)	4,958,090

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

2.5
Agreement of Sale, dated as of September 30, 1999 by and among Nebraska Book Company, Inc., Michigan College Book Company, Inc., Ned’s Berkeley Book Company, Inc., Ned Shure, Fred Shure, and Jack Barenfanger filed as Exhibit 2.1 to NBC Acquisition Corp. Form 8-K, as amended, dated November 12, 1999, is incorporated herein by reference.

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

4.14
Supplemental Indenture, dated as of January 26, 2009, by and among Campus Authentic LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee.

4.15
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

4.17
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

4.19
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

10.14
Assumption Agreement, dated as of July 1, 2002 between Specialty Books, Inc. and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit 10.2 to Nebraska Book Company, Inc. Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10.15
Assumption Agreement, dated as of December 31, 2004, made by NBC Textbooks LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated January 6, 2005, is incorporated herein by reference.

10.16
Assumption Agreement, dated as of May 1, 2006, made by CBA, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.3 to NBC Acquisition Corp. Current Report on Form 8-K dated May 4, 2006, is incorporated herein by reference.

10.17
Assumption Agreement, dated as of May 1, 2007, made by Net Textstore LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement, filed as Exhibit 10.16 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2007, is incorporated herein by reference.

10.18
Assumption Agreement, dated as of January 26, 2009, made by Campus Authentic LLC, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions parties to the Credit Agreement.

10.19
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

10.29
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

10.30
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

10.31
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

10.33
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

10.35*
Form of Memorandum of Understanding, dated as of February 13, 1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.5 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.36*
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

10.40*
Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.41*
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

10.44*
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

10.46*
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

10.48*
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

10.50*
First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Performance Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.51*	NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

10.52*
First Amendment, dated as of June 12, 2002, to the NBC Acquisition Corp. 1998 Stock Option Plan adopted June 30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.53*
NBC Acquisition Corp. 2003 Performance Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.54*
NBC Acquisition Corp. 2003 Stock Option Plan adopted July 1, 2003, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.55*
NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.43 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.56*
First Amendment, dated August 18, 2008, to the NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2008, is incorporated herein by reference.

10.57*
NBC Holdings Corp. 2005 Restricted Stock Plan adopted September 29, 2005, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

10.58*
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

10.63*
Stock Repurchase Agreement, dated as of March 31, 2006, between Holdings and Siemek, filed as Exhibit 10.6 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.64*
Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Oppegard, filed as Exhibit 10.7 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.65*
Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Major, filed as Exhibit 10.8 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.66*
Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Siemek, filed as Exhibit 10.9 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.67*
NBC Acquisition Corp. Senior Management Bonus Plan adopted June 30, 1998, filed as Exhibit 10.3 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

10.68*
Form of Deferred Compensation Agreement by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.69*
Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

10.70*	NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.71
Agreement for Purchase and Sale of Stock dated January 9, 1998 by and among Nebraska Book Company, Inc. and Martin D. Levine, the Lauren E. Levine Grantor Trust and the Jonathan L. Levine Grantor Trust (the “Collegiate Stores Corporation Agreement”), filed as Exhibit 10.10.1 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.72
First Amendment dated January 23, 1998 to the Collegiate Stores Corporation Agreement, filed as Exhibit 10.10.2 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.73
Commercial Lease Agreement made and entered into March 8, 1989, by and among Robert J. Chaney, Mary Charlotte Chaney and Robert J. Chaney, as Trustee under the Last Will and Testament of James A Chaney, and Nebraska Book Company, Inc., filed as Exhibit 10.11 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.74
Lease Agreement entered into as of September 1, 1986, by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.12 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.75
Lease Agreement entered into as of September 1, 1986, by and among John B. DeVine, successor trustee of the Fred C. Ulrich Trust, as amended, and Nebraska Book Company, Inc., filed as Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.76
Lease Agreement entered into as of September 1, 1986 by and among Odell Associates Limited Partnership and Nebraska Book Company, Inc., filed as Exhibit 10.14 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.77
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