Form 10-Q
period 2009-06-30
NBC ACQUISITION CORP
filed 2009-08-13
CIK 1056756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code: (402) 421-7300
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐ (NOTE: NBC Acquisition Corp. is a voluntary filer and is not subject to the filing requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934. Although not subject to these filing requirements, NBC Acquisition Corp. has filed all reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of August 13, 2009: 554,094 shares
Total Number of Pages: 26
Exhibit Index: Page 26

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NBC ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,	June 30,
	2009	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,056,577	$44,038,468	$12,392,919
Receivables, net	38,635,405	61,301,636	43,459,712
Inventories	140,641,391	93,115,663	151,999,397
Recoverable income taxes	11,429,108	2,869,583	8,070,138
Deferred income taxes	6,882,801	6,581,802	6,788,093
Prepaid expenses and other assets	2,879,463	3,950,874	1,456,228

Total current assets	212,524,745	211,858,026	224,166,487

PROPERTY AND EQUIPMENT, net of depreciation & amortization	44,706,430	45,638,522	45,342,431

GOODWILL	215,436,126	215,436,126	321,953,451

CUSTOMER RELATIONSHIPS, net of amortization	84,208,960	85,644,340	89,950,480

TRADENAME	31,320,000	31,320,000	31,320,000

OTHER IDENTIFIABLE INTANGIBLES, net of amortization	7,648,960	9,172,622	11,897,420

DEBT ISSUE COSTS, net of amortization	6,836,563	7,896,706	5,869,814

OTHER ASSETS	2,124,643	2,121,949	2,462,931

	$604,806,427	$609,088,291	$732,963,014

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,651,569	$26,865,614	$32,573,270
Accrued employee compensation and benefits	6,418,998	13,780,209	8,085,835
Accrued interest	7,072,410	1,049,804	8,465,354
Accrued incentives	7,650,653	6,110,700	8,369,938
Accrued expenses	3,902,555	4,277,105	2,917,057
Deferred revenue	325,646	959,274	95,146
Current maturities of long-term debt	52,682,649	6,917,451	2,071,848
Current maturities of capital lease obligations	770,201	748,692	739,410
Revolving credit facility	5,000,000	—	37,100,000

Total current liabilities	116,474,681	60,708,849	100,417,858

LONG-TERM DEBT, net of current maturities	392,162,113	438,445,728	444,844,758

CAPITAL LEASE OBLIGATIONS, net of current maturities	3,081,545	3,298,658	3,917,356

OTHER LONG-TERM LIABILITIES	5,416,854	5,304,166	4,543,864

DEFERRED INCOME TAXES	44,014,889	44,857,890	44,943,846

COMMITMENTS (Note 5)

REDEEMABLE PREFERRED STOCK
Series A redeemable preferred stock, $.01 par value, 20,000 shares authorized, 10,000 shares issued and outstanding at June 30, 2009 and March 31, 2009 and no shares authorized and outstanding at June 30, 2008, at redemption value	10,612,501	10,233,334	—

STOCKHOLDERS’ EQUITY:
Common stock, voting, authorized 5,000,000 shares of $.01 par value; issued and outstanding 554,094 shares	5,541	5,541	5,541
Additional paid-in capital	111,153,152	111,142,082	111,110,414
Note receivable from stockholder	(93,915)	(92,715)	(93,875)
Retained earnings (deficit)	(78,020,934)	(64,815,242)	23,648,252
Accumulated other comprehensive loss	—	—	(375,000)

Total stockholders’ equity	33,043,844	46,239,666	134,295,332

	$604,806,427	$609,088,291	$732,963,014

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended June 30,
	2009	2008

REVENUES, net of returns	$68,763,873	$71,204,026

COSTS OF SALES (exclusive of depreciation shown below)	40,343,684	41,922,023

Gross profit	28,420,189	29,282,003

OPERATING EXPENSES:
Selling, general and administrative	33,655,114	35,715,426
Depreciation	2,053,644	1,845,032
Amortization	2,837,082	2,827,390

	38,545,840	40,387,848

LOSS FROM OPERATIONS	(10,125,651)	(11,105,845)

OTHER EXPENSES:
Interest expense	11,874,874	10,171,018
Loss on derivative financial instrument	—	52,000

	11,874,874	10,223,018

LOSS BEFORE INCOME TAXES	(22,000,525)	(21,328,863)

INCOME TAX BENEFIT	(9,174,000)	(9,065,000)

NET LOSS	$(12,826,525)	$(12,263,863)

LOSS PER SHARE:
Basic	$(23.83)	$(22.13)

Diluted	$(23.83)	$(22.13)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	554,094	554,094

Diluted	554,094	554,094

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Note		Accumulated
	Common Stock		Additional	Receivable	Retained	Other
	Shares		Paid-in	From	Earnings	Comprehensive		Comprehensive
	Issued	Amount	Capital	Stockholder	(Deficit)	Income (Loss)	Total	Income (Loss)

BALANCE, April 1, 2008	554,094	$5,541	$111,098,666	$(97,517)	$35,912,115	$(748,000)	$146,170,805

Payment on stockholder note	—	—	—	4,869	—	—	4,869	$—

Interest accrued on stockholder note	—	—	—	(1,227)	—	—	(1,227)	—

Share-based compensation attributable to stock options	—	—	11,748	—	—	—	11,748	—

Net loss	—	—	—	—	(12,263,863)	—	(12,263,863)	(12,263,863)

Other comprehensive income, net of taxes:

Unrealized gain on interest rate swap agreement, net of taxes of $236,000	—	—	—	—	—	373,000	373,000	373,000

BALANCE, June 30, 2008	554,094	$5,541	$111,110,414	$(93,875)	$23,648,252	$(375,000)	$134,295,332	$(11,890,863)

BALANCE, April 1, 2009	554,094	$5,541	$111,142,082	$(92,715)	$(64,815,242)	$—	$46,239,666

Interest accrued on stockholder note	—	—	—	(1,200)	—	—	(1,200)	$—

Share-based compensation attributable to stock options	—	—	11,070	—	—	—	11,070	—

Cumulative preferred dividend					(379,167)		(379,167)

Net loss	—	—	—	—	(12,826,525)	—	(12,826,525)	(12,826,525)

BALANCE, June 30, 2009	554,094	$5,541	$111,153,152	$(93,915)	$(78,020,934)	$—	$33,043,844	$(12,826,525)

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(12,826,525)	$(12,263,863)
Adjustments to reconcile net loss to net cash flows from operating activities:
Share-based compensation	243,649	252,294
Provision for losses on receivables	77,782	29,530
Depreciation	2,053,644	1,845,032
Amortization	3,897,225	3,353,816
Loss on derivative financial instrument	—	52,000
Loss on disposal of assets	44,390	25,798
Deferred income taxes	(1,144,000)	(1,671,000)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	22,587,249	13,912,622
Inventories	(47,058,645)	(52,283,740)
Recoverable income taxes	(8,559,525)	(8,047,065)
Prepaid expenses and other assets	1,071,411	1,092,991
Other assets	231,398	(68,666)
Accounts payable	6,167,323	3,360,400
Accrued employee compensation and benefits	(7,361,211)	(4,014,805)
Accrued interest	6,022,606	6,872,129
Accrued incentives	1,539,953	1,261,081
Accrued expenses	(374,550)	(255,065)
Income taxes payable	—	(847,370)
Deferred revenue	(633,628)	(767,848)
Other long-term liabilities	(101,768)	(149,382)

Net cash flows from operating activities	(34,123,222)	(48,311,111)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,385,151)	(2,064,081)
Acquisitions, net of cash acquired	(651,428)	(2,853,693)
Proceeds from sale of property and equipment	4,063	1,184
Software development costs	(112,132)	(180,071)

Net cash flows from investing activities	(2,144,648)	(5,096,661)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(518,417)	(517,227)
Principal payments on capital lease obligations	(195,604)	(113,407)
Net increase in revolving credit facility	5,000,000	37,100,000
Proceeds from payment on note receivable from stockholder	—	4,869

Net cash flows from financing activities	4,285,979	36,474,235

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,981,891)	(16,933,537)
CASH AND CASH EQUIVALENTS, Beginning of period	44,038,468	29,326,456

CASH AND CASH EQUIVALENTS, End of period	$12,056,577	$12,392,919

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$4,792,125	$2,772,463
Income taxes	529,525	1,500,435
Noncash investing and financing activities:
Accumulated other comprehensive income (loss):
Unrealized gain on interest rate swap agreement, net of income taxes	—	373,000
Deferred taxes resulting from unrealized gain on interest rate swap agreement	—	236,000
Unpaid consideration associated with book store acquisitions	—	585,000
See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.
Basis of Presentation — The condensed consolidated balance sheet of NBC Acquisition Corp. (the “Company”) and its wholly-owned subsidiary, Nebraska Book Company, Inc. (“NBC”), at March 31, 2009 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions are eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full fiscal year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2009 included in the Company’s Annual Report on Form 10-K. References in this Quarterly Report on Form 10-Q to the terms “we,” “our,” “ours,” and “us” refer collectively to the Company and its subsidiaries, including NBC, except where otherwise indicated. The Company does not conduct significant activities apart from its investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC.
The Company has evaluated subsequent events through August 13, 2009, the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclose in these financial statements.
2.
Earnings Per Share — Basic earnings per share data is computed by dividing earnings (loss) after the deduction of preferred stock dividends by the weighted-average number of common shares outstanding during the period. Diluted earnings per share data is calculated by dividing earnings (loss) after the deduction of preferred stock dividends by the weighted-average number of common shares outstanding and potential common shares including stock options, if any, with a dilutive effect. The information used to compute basic and dilutive earnings (loss) per share on income (loss) from continuing operations is as follows:

	Quarter Ended June 30,
	2009	2008
Net Loss	$(12,826,525)	$(12,263,863)
Less: preferred stock dividends	(379,167)	—

Net loss available to common shareholders	$(13,205,692)	$(12,263,863)

Weighted-average common shares outstanding-basic	554,094	554,094

Effect of dilutive securities:

Potential shares of common stock, attributable to stock options	—	—

Weighted-average common shares outstanding-diluted	554,094	554,094
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, if the effect is dilutive. Because the Company had a net loss for the quarters ended June 30, 2009 and 2008, no potentially dilutive securities were included in the denominator for computing dilutive earnings (loss) per share, since their impact on earnings (loss) per share would be anti-dilutive. For the quarters ended June 30, 2009 and 2008, approximately 3,327 and 80,666 options, respectively that could potentially dilute basic earnings (loss) per share in the future were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.

3.	Inventories — Inventories are summarized as follows:

	June 30,	March 31,	June 30,
	2009	2009	2008
Bookstore Division	$97,507,297	$59,785,703	$106,999,591
Textbook Division	40,455,394	30,571,333	42,194,687
Complementary Services Division	2,678,700	2,758,627	2,805,119

	$140,641,391	$93,115,663	$151,999,397

4.
Goodwill and Other Identifiable Intangibles — During the three months ended June 30, 2009, 7 bookstore locations were acquired in 5 separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $0.5 million. During the three months ended June 30, 2009, NBC paid $0.2 million of previously accrued consideration for bookstore acquisitions and contract-managed acquisition costs occurring in prior periods.

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
The changes in the carrying amount of goodwill, in total, by reportable segment and assigned to corporate administration, are as follows:

	Bookstore	Corporate
	Division	Administration	Total
Balance, April 1, 2008	$51,305,398	$269,061,875	$320,367,273
Additions to goodwill:
Bookstore acquisitions	1,586,178	—	1,586,178

Balance, June 30, 2008	$52,891,576	$269,061,875	$321,953,451

Balance, April 1, 2009	$53,346,251	$162,089,875	$215,436,126
Additions to goodwill:
Bookstore acquisitions	—	—	—

Balance, June 30, 2009	$53,346,251	$162,089,875	$215,436,126

The Company recorded an impairment charge of $107.0 million in the fourth quarter of fiscal year 2009 which reduced the carrying amount of goodwill to $215.4 million.

The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

	June 30, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(30,621,040)	$84,208,960
Developed technology	13,198,149	(10,618,345)	2,579,804
Covenants not to compete	6,548,699	(4,428,842)	2,119,857
Contract-managed acquisition costs	3,930,740	(1,597,987)	2,332,753
Other	1,585,407	(968,861)	616,546

	$140,092,995	$(48,235,075)	$91,857,920

	March 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(29,185,660)	$85,644,340
Developed technology	13,086,017	(10,069,126)	3,016,891
Covenants not to compete	6,614,699	(4,069,131)	2,545,568
Contract-managed acquisition costs	4,816,378	(1,954,878)	2,861,500
Other	1,585,407	(836,744)	748,663

	$140,932,501	$(46,115,539)	$94,816,962

	June 30, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(24,879,520)	$89,950,480
Developed technology	12,632,325	(8,469,169)	4,163,156
Covenants not to compete	7,885,032	(4,018,104)	3,866,928
Contract-managed acquisition costs	3,936,712	(1,214,390)	2,722,322
Other	1,585,407	(440,393)	1,145,014

	$140,869,476	$(39,021,576)	$101,847,900

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

Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

Amortization
Expense

Quarter ended June 30, 2009	$2,837,082
Quarter ended June 30, 2008	2,827,390

Estimated amortization expense for the fiscal years ending March 31:
2010	$10,686,799
2011	7,569,772
2012	6,541,933
2013	6,246,617
2014	5,987,393
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
5.
Long-Term Debt — Indebtedness at June 30, 2009 includes an amended and restated bank-administered senior credit facility (the “Senior Credit Facility”) provided to NBC through a syndicate of lenders, consisting of a term loan (the “Term Loan”) with a remaining balance of $192.6 million, (which includes remaining amounts due under both the original March 4, 2004 loan of $180.0 million and the April 26, 2006 incremental loan of $24.0 million) and a $65.0 million revolving credit facility (the “Revolving Credit Facility”), outstanding indebtedness under which was $5.0 million; $175.0 million of 8.625% senior subordinated notes (the “Senior Subordinated Notes”) issued by NBC; $77.0 million of 11.0% senior discount notes (the “Senior Discount Notes”) issued at a discount of $27.0 million; $0.3 million of other indebtedness; and $3.8 million of capital leases. The Revolving Credit Facility is scheduled to expire on May 31, 2010, while the Term Loan is due March 4, 2011. Availability under the Revolving Credit Facility is determined by the calculation of a borrowing base, which at any time is a function of eligible accounts receivable and inventory, up to the maximum borrowing limit. The calculated borrowing base at June 30, 2009 was $65.0 million.

Borrowings on the Term Loan and Revolving Credit Facility are subject to the Eurodollar interest rate or the base interest rate. The Eurodollar interest rate will not be less than 3.25% plus the applicable margin of 6.0%. The base interest rate is the greater of a) Prime rate, b) Federal Funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 4.25% plus the applicable margin of 5.0%. Accrued interest on the Term Loan and Revolving Credit Facility is due quarterly. Additionally, there is a 0.75% commitment fee for the average daily unused amount of the Revolving Credit Facility.
The Senior Credit Facility also stipulates that excess cash flows, as defined therein, shall be applied towards prepayment of the Term Loan. An excess cash flow payment of $6.0 million is due September of 2009 for fiscal year ended March 31, 2009. There was no excess cash flow obligation for the fiscal year ended March 31, 2008.
The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012. The Senior Discount Notes, which became fully-accreted on March 15, 2008 and began to pay cash interest semi-annually on September 15, 2008, mature on March 15, 2013.

6.
Redeemable Preferred Stock — At June 30, 2009, the Company had 10,000 shares of Series A Redeemable Preferred Stock (“Preferred Stock”). Each share of the Preferred Stock has a par value of $1,000 and accrues dividends annually at 15.0% of the liquidation preference, which is equal to $1,000 per share, as adjusted. The Preferred Stock may be redeemed at the option of the holders of a majority of the Preferred Stock, on the occurrence of a change of control, as defined in the First Amended and Restated Certificate of Incorporation of the Company, at a redemption price per share equal to the liquidation preference plus accrued and unpaid dividends; provided that any redemption shall be subject to the restrictions limiting or prohibiting any redemptions contained in the Senior Credit Facility. If the Company is unable to redeem all shares outstanding, the holders of the remaining outstanding shares shall have the right to accrue dividends at the rate of 17.5% per annum.

Due to the nature of the redemption feature, the Company has classified the Preferred Stock as temporary equity and has measured the Preferred Stock at redemption value. As of June 30, 2009, there have been no changes in circumstance that would require the redemption of the Series A Preferred Stock or permit the payment of cumulative preferred dividends. As of June 30, 2009, unpaid accumulated dividends were $0.4 million and are included in the redemption value of the Preferred Stock.
7.
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
General information regarding the Company’s exposure to fluctuations in variable interest rates, which were partially hedged with interest rate swap agreements, is presented in the following table:

June 30,
2008
Total indebtedness outstanding	$488,673,372

Term Loan subject to Eurodollar interest rate fluctuations	194,596,398

Revolving Credit Facility subject to Eurodollar interest rate fluctuations	30,000,000

Revolving Credit Facility subject to Prime rate fluctuations	7,100,000

Notional amount under swap agreement	130,000,000

Fixed interest rate indebtedness	256,976,974

Variable interest rate, including applicable margin:
Term Loan	5.13%
Revolving Credit Facility — Eurodollar	5.45%
Revolving Credit Facility — Prime	6.75%

Effective September 30, 2005, the interest rate swap agreement qualified as a cash flow hedge instrument as the following criteria were met:
(1)	Formal documentation of the hedging relationship and NBC’s risk management objective and strategy for undertaking the hedge were in place.
(2)	The interest rate swap agreement was expected to be highly effective in offsetting the change in the value of the hedged portion of the interest payments attributable to the Term Loan.
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

Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

	March 31,	June 30,
	2009	2008
Balance Sheet Components:

Other assets (accrued interest) — fair value of swap agreement	$—	$(562,000)
Deferred income taxes	—	217,705

	$—	$(344,295)

Portion of Agreement Subsequent to September 30, 2005 Hedge Designation:
Increase in fair value of swap agreement:
Quarter ended June 30, 2008		$609,000
Year ended March 31, 2009	$1,221,000

Portion of Agreement Prior to September 30, 2005 Hedge Designation:
Decrease in fair value of swap agreement:
Quarter ended June 30, 2008		(52,000)
Year ended March 31, 2009	(102,000)
8.
Fair Value Measurements — SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement was subsequently amended by FASB Staff Position No. 157-1 to exclude lease classification or measurement (except in certain instances) from the scope of SFAS No. 157.

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
The three levels are defined as follows: (1) Level 1 — inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets; (2) Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and (3) Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The Company may invest in certain cash equivalents from time to time allowed by the Senior Credit Facility. At June 30, 2009, the Company did not hold any investments in cash equivalents.
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

The following table summarizes the valuation of the aforementioned financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Fixed rate debt	$158,994,000	$—	$158,994,000	$—
Variable rate debt (excluding Revolving Credit Facility)	186,793,000	—	186,793,000	—
9.
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

The Company primarily accounts for intersegment sales as if the sales were to third parties (at current market prices). Certain assets, net interest expense and taxes (excluding interest and taxes incurred by NBC’s wholly-owned subsidiaries, NBC Textbooks LLC, Net Textstore LLC, College Book Stores of America, Inc. (“CBA”), Campus Authentic LLC, and Specialty Books, Inc.) are not allocated between the Company’s segments; instead, such balances are accounted for in a corporate administrative division.
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is an important measure of segment profit or loss utilized by the Chief Executive Officer and President (chief operating decision makers) in making decisions about resources to be allocated to operating segments and assessing operating segment performance.
The following table provides selected information about profit or loss on a segment basis:

			Complementary
	Bookstore	Textbook	Services
	Division	Division	Division	Total
Quarter ended June 30, 2009:
External customer revenues	$45,111,489	$17,164,864	$6,487,520	$68,763,873
Intersegment revenues	342,512	8,319,126	1,486,019	10,147,657
Depreciation and amortization expense	2,349,038	1,520,583	676,430	4,546,051
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	(5,500,144)	5,159,360	394,725	53,941

Quarter ended June 30, 2008:
External customer revenues	$46,099,693	$18,507,267	$6,597,066	$71,204,026
Intersegment revenues	371,470	8,521,913	1,838,927	10,732,310
Depreciation and amortization expense	2,136,185	1,517,406	651,974	4,305,565
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	(6,431,552)	4,984,239	310,169	(1,137,144)

The following table reconciles segment information presented above with consolidated information as presented in the Company’s condensed consolidated financial statements:

	Quarter Ended June 30,
	2009	2008
Revenues:
Total for reportable segments	$78,911,530	$81,936,336
Elimination of intersegment revenues	(10,147,657)	(10,732,310)

Consolidated total	$68,763,873	$71,204,026

Depreciation and Amortization Expense:
Total for reportable segments	$4,546,051	$4,305,565
Corporate Administration	344,675	366,857

Consolidated total	$4,890,726	$4,672,422

Income (Loss) Before Income Taxes:
Total EBITDA for reportable segments	$53,941	$(1,137,144)
Corporate Administration EBITDA loss (including interdivision profit elimination)	(5,288,866)	(5,296,279)

	(5,234,925)	(6,433,423)
Depreciation and amortization	(4,890,726)	(4,672,422)

Consolidated loss from operations	(10,125,651)	(11,105,845)
Interest and other expenses, net	(11,874,874)	(10,223,018)

Consolidated loss before income taxes	$(22,000,525)	$(21,328,863)

The Company’s revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Acquisitions. Our Bookstore Division continues to actively pursue additional contract-managed or start-up bookstore locations. We acquired 7 bookstore locations in 5 transactions during the quarter ended June 30, 2009. We believe there are attractive opportunities for us to expand our chain of bookstores across the country.
Revenue Results. Consolidated revenues for the quarter ended June 30, 2009 decreased $2.4 million, or 3.4%, from the quarter ended June 30, 2008. This decrease is primarily attributable to decreased revenues in the Bookstore Division and Textbook Division.
EBITDA Results. Consolidated EBITDA for the quarter ended June 30, 2009 increased $1.2 million, or 18.6%, from the quarter ended June 30, 2008. The consolidated EBITDA increase is primarily attributable to lower selling, general and administrative expenses in the Bookstore Division and Textbook Division. EBITDA is considered a non-GAAP financial measure by the SEC, and therefore you should refer to the more detailed explanation of that measure that is provided later in this section.
Challenges and Expectations
We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past and, in addition, new and different challenges and opportunities given the instability in the credit markets and economic turmoil. We have experienced, and continue to experience, increasing competition for the supply of used textbooks from other companies, including other textbook wholesalers and from student to student transactions, increasing competition from alternative media and alternative sources of textbooks for students, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to opening or contract-managing bookstores. Finally, we are uncertain what impact the current recession and the ongoing disruption in the financial markets might have on our business, including our efforts to extend or refinance indebtedness under our Senior Credit Facility. Despite these challenges, we expect that we will continue to grow revenue and EBITDA on a consolidated basis in fiscal year 2010. We also expect that our capital expenditures will remain modest for a company of our size.

Quarter Ended June 30, 2009 Compared With Quarter Ended June 30, 2008.
Revenues. Revenues for the quarters ended June 30, 2009 and 2008 and the corresponding change in revenues were as follows:

			Change
	2009	2008	Amount	Percentage
Bookstore Division	$45,454,001	$46,471,163	$(1,017,162)	(2.2)%
Textbook Division	25,483,990	27,029,180	(1,545,190)	(5.7)%
Complementary Services Division	7,973,539	8,435,993	(462,454)	(5.5)%
Intercompany Eliminations	(10,147,657)	(10,732,310)	584,653	(5.4)%

	$68,763,873	$71,204,026	$(2,440,153)	(3.4)%

The decrease in Bookstore Division revenues was primarily attributable to same-store sales. Same-store sales for the quarter ended June 30, 2009 decreased $2.8 million, or 6.2%, from the quarter ended June 30, 2008, primarily due to decreased textbook and clothing and insignia wear revenues. The Company defines same-store sales for the quarter ended June 30, 2009 as sales from any store, even if expanded or relocated, that has been operated by the Company since the start of fiscal year 2009. In addition, revenues declined $0.7 million as a result of certain store closings since April 1, 2008. The Company has added 31 bookstore locations through acquisitions or start-ups since April 1, 2008. The new bookstores provided an additional $2.5 million of revenue for the quarter ended June 30, 2009.
For the quarter ended June 30, 2009, Textbook Division revenues decreased $1.5 million, or 5.7%, from the quarter ended June 30, 2008, due primarily to a 7.8% decrease in units sold that was partially offset by a 2.0% increase in the average price per book sold. Complementary Services Division revenues decreased $0.5 million, or 5.5%, from the quarter ended June 30, 2008, as decreases in our systems and consulting businesses were partially offset by an increase in revenue from our distance education business. Intercompany eliminations decreased $0.6 million, or 5.4%, primarily as a result of the decrease in intercompany revenues in the Textbook Division and the systems businesses.
Gross profit. Gross profit for the quarter ended June 30, 2009 decreased $0.9 million, or 2.9%, to $28.4 million from $29.3 million for the quarter ended June 30, 2008. The decrease in gross profit was primarily attributable to the decrease in revenues. The consolidated gross margin percentage increased to 41.3% for the quarter ended June 30, 2009 from 41.1% for the quarter ended June 30, 2008. The increase in consolidated gross margin percentage is primarily attributable to small increases in the gross margin percentage for all divisions.
Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended June 30, 2009 decreased $2.0 million, or 5.8%, to $33.7 million from $35.7 million for the quarter ended June 30, 2008. Selling, general and administrative expenses as a percentage of revenues were 48.9% and 50.2% for the quarters ended June 30, 2009 and 2008, respectively. The decrease in selling, general and administrative expenses is primarily attributable to a $1.2 million decrease in personnel costs and a $0.9 million decrease in other expenses such as shipping, travel expenses and professional fees primarily due to cost cutting measures implemented during the last quarter of fiscal year 2009.

Earnings (loss) before interest, taxes, depreciation, and amortization (EBITDA). EBITDA for the quarters ended June 30, 2009 and 2008 and the corresponding change in EBITDA were as follows:

			Change
	2009	2008	Amount	Percentage
Bookstore Division	$(5,500,144)	$(6,431,552)	$931,408	14.5%
Textbook Division	5,159,360	4,984,239	175,121	3.5%
Complementary Services Division	394,725	310,169	84,556	27.3%
Corporate Administration	(5,288,866)	(5,296,279)	7,413	0.1%

	$(5,234,925)	$(6,433,423)	$1,198,498	18.6%

The increase in EBITDA for all divisions was primarily due to the aforementioned decrease in selling, general and administrative expenses as a result of cost cutting measures.
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
The following presentation reconciles EBITDA with net cash flows from operating activities and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

	Quarter Ended June 30,
	2009	2008
EBITDA	$(5,234,925)	$(6,433,423)

Adjustments to reconcile EBITDA to net cash flows from operating activities:

Share-based compensation	243,649	252,294
Provision for losses on receivables	77,782	29,530
Cash paid for interest	(4,792,125)	(2,772,463)
Cash paid for income taxes	(529,525)	(1,500,435)
Loss on disposal of assets	44,390	25,798
Changes in operating assets and liabilities, net of effect of acquisitions (1)	(23,932,468)	(37,912,412)

Net Cash Flows from Operating Activities	$(34,123,222)	$(48,311,111)

Net Cash Flows from Investing Activities	$(2,144,648)	$(5,096,661)

Net Cash Flows from Financing Activities	$4,285,979	$36,474,235

(1)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Depreciation expense. Depreciation expense for the quarter ended June 30, 2009 increased $0.3 million, or 11.3%, to $2.1 million from $1.8 million for the quarter ended June 30, 2008, due primarily to growth in the Bookstore Division.

Amortization expense. Amortization expense for the quarters ended June 30, 2009 and 2008 was comparable at $2.8 million.
Interest expense, net. Interest expense, net for the quarter ended June 30, 2009 increased $1.7 million, or 16.2%, to $11.9 million from $10.2 million for the quarter ended June 30, 2008, primarily due to a $1.4 million increase in interest on the Term Loan mainly due to higher variable interest rates and a $0.5 million increase in amortization of loan costs related to the February 2009 refinancing. These increases were partially offset by a $0.3 million decline in interest on the Revolving Credit Facility due to lower outstanding indebtedness.
Income taxes. Income tax benefit for the quarter ended June 30, 2009 increased $0.1 million, or 1.2%, to $9.2 million from $9.1 million for the quarter ended June 30, 2008. Our effective tax rate for the quarters ended June 30, 2009 and 2008 was 41.7% and 42.5%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.
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
Inventory Valuation and Obsolescence. Our Bookstore Division values new textbook and non-textbook inventories at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the retail inventory method calculation are certain significant management judgments and estimates which impact the ending inventory valuation at cost as well as the resulting gross margins. Changes in the fact patterns underlying such management judgments and estimates could ultimately result in adjusted inventory costs. Used textbook inventories are valued using a combination of weighted-average cost and market values. Other inventories are valued on the first-in, first-out cost method. We account for inventory obsolescence based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by us, inventory write-downs may be required. In determining inventory adjustments, we consider amounts of inventory on hand, projected demand, new editions, and industry factors.

Goodwill and Intangible Assets. Our acquisitions of college bookstores result in the application of the acquisition method of accounting as of the acquisition date. In certain circumstances, our management performs valuations where appropriate to determine the fair value of assets acquired and liabilities assumed. The goodwill in such transactions is determined by calculating the difference between the consideration transferred and the fair value of net assets acquired. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) and No. 144, Impairment of Long-Lived Assets. In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We are required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. Fair value for goodwill impairment testing is determined using the market approach and is deemed to be the most indicative of the Company’s fair value. The fair value based upon the market approach is also analyzed for reasonableness compared to the fair value based upon the income approach (discounted cash flow approach). We are also required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets.
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
LIQUIDITY AND CAPITAL RESOURCES
Financing Activities
Our primary liquidity requirements are for debt service under the Senior Credit Facility, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for income tax payments, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under NBC’s Revolving Credit Facility. At June 30, 2009, our total indebtedness was $453.7 million, consisting of a $192.6 million Term Loan, $175.0 million of Senior Subordinated Notes, $77.0 million of Senior Discount Notes, $5.0 million of outstanding indebtedness under the Revolving Credit Facility, and $4.1 million of other indebtedness, including capital lease obligations.

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
Investing Cash Flows
Our capital expenditures were $1.4 million and $2.1 million for the three months ended June 30, 2009 and 2008, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. Our ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business. We expect capital expenditures to be between $5.0 million and $6.0 million for fiscal year 2010.
Business acquisition and contract-management renewal expenditures were $0.7 million and $2.9 million for the three months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009, 7 bookstore locations were acquired in 5 separate transactions (all of which were contract-managed locations). During the three months ended June 30, 2008, 8 bookstore locations were acquired in 8 separate transactions (6 of which were contract-managed locations). Our ability to make acquisition expenditures is subject to certain restrictions under the Senior Credit Facility, as amended.
During the three months ended June 30, 2009 and 2008, we capitalized $0.1 million and $0.2 million, respectively, in software development costs associated with new software products and enhancements to existing software products.
Operating Cash Flows
Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the Revolving Credit Facility. Usage of the Revolving Credit Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used in operating activities for the three months ended June 30, 2009 were $34.1 million, down $14.2 million from $48.3 million for the three months ended June 30, 2008. The increase in net cash flows from operating activities is due primarily to decreased accounts receivable and inventory balances. The decrease in accounts receivable is primarily due to a decrease in Bookstore Division receivables from publishers for returns and Textbook Division receivables for the quarter ended June 30, 2009. The decrease in inventory is primarily due to a decrease in new textbooks as a result of tighter inventory management in the Bookstore Division and also due to a smaller decrease in used textbooks and other inventory items.
As of June 30, 2009, we had $12.1 million in cash available to help fund working capital requirements. At certain times of the year, we also invest in cash equivalents. Any investments in cash equivalents are subject to restrictions under the Senior Credit Facility. The Senior Credit Facility allows investments in (1) certain short-term securities issued by, or unconditionally guaranteed by, the federal government, (2) certain short-term deposits in banks that have combined capital and surplus of not less than $500 million, (3) certain short-term commercial paper of issuers rated at least A-1 by Standard & Poor’s or P-1 by Moody’s, (4) certain money market funds which invest exclusively in assets otherwise allowable under the Senior Credit Facility and (5) certain other similar short-term investments. At June 30, 2009, we did not hold any investments in cash equivalents. Although we invest in compliance with the restrictions under our Senior Credit Facility and generally seek to minimize the risk associated with investments by investing in investment grade, highly liquid securities, we cannot give assurances that the cash equivalents in our investment portfolio, in which we may invest in the future, will not lose value or become impaired in the future.

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
Sources of and Needs for Capital
As of June 30, 2009, NBC could borrow up to $65.0 million under the Revolving Credit Facility, outstanding indebtedness under which was $5.0 million at June 30, 2009. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations under the Senior Credit Facility, including an annual limitation on capital expenditures made in the ordinary course of business.
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
The Revolving Credit Facility matures on May 31, 2010 and the Term Loans have maturities in excess of $45 million per quarter beginning June 30, 2010. If we are unable to extend our Revolving Credit Facility, or enter into a new credit facility, prior to its maturity date or extend or refinance the Term Loan prior to June 30, 2010, our liquidity and financial condition will be adversely impacted. If this indebtedness is not extended or refinanced, the assets of NBC may not be sufficient to repay in full such indebtedness and other indebtedness, including the Senior Subordinated Notes and Senior Discount Notes. In addition, even if we are able to extend or refinance the indebtedness under the Senior Credit Facility, the terms of the new financing may not be as favorable to us as the terms of the existing financing.
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
Off-Balance Sheet Arrangements
As of June 30, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations and statements preceded by, followed by or that include the words “may,” “believes,” “expects,” “anticipates,” or the negation thereof, or similar expressions, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, earnings per share or EBITDA growth, our ability to extend, refinance or repay our indebtedness, or statements expressing general optimism or pessimism about future results of operations, are forward-looking statements within the meaning of the Reform Act. Such forward-looking statements involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: further deterioration in the economy and credit markets or a decline in consumer spending; increased competition from other companies that target our markets; increased competition from alternative media and alternative sources of textbooks for students, including digital or other educational content sold directly to students; increased competition for the purchase and sale of used textbooks from student-to-student transactions; the risks of operating with a substantial level of indebtedness including possible increases in our costs of borrowing or our inability to extend or refinance debt as it matures; our inability to successfully contract-manage additional bookstores or to integrate those additional stores; our inability to cost-effectively maintain or increase the number of contract-managed stores; our inability to purchase a sufficient supply of used textbooks; changes in pricing of new and/or used textbooks; changes in publisher practices regarding new editions and materials packaged with new textbooks; the loss or retirement of key members of management; the impact of seasonality of the wholesale and bookstore operations; the impact of being controlled by one principal equity holder; further goodwill impairment or impairment of identifiable intangibles resulting in a non-cash write down of goodwill or identifiable intangibles; changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and other risks detailed in our Securities and Exchange Commission filings, in particular in our Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is, and is expected to continue to be, fluctuation in variable interest rates. Of the $453.7 million in total indebtedness outstanding at June 30, 2009, approximately $197.6 million is subject to fluctuations in the Eurodollar interest rate. As provided in the Senior Credit Facility, exposure to interest rate fluctuations is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes); and, historically, by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. On July 15, 2005, NBC entered into an interest rate swap agreement, which became effective on September 30, 2005 and expired on September 30, 2008.
We may invest in certain cash equivalents from time to time allowed by the Senior Credit Facility. At June 30, 2009, we did not hold any investments in cash equivalents.
Certain quantitative market risk disclosures have changed since March 31, 2009 as a result of market fluctuations, movement in interest rates and principal payments. The table below presents summarized market risk information. The weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented.

	June 30,	March 31,
	2009	2009
Carrying Values:
Fixed rate debt	$256,126,846	$256,334,183
Variable rate debt (excluding Revolving Credit Facility)	192,569,662	193,076,346

Fair Values:
Fixed rate debt	$158,994,000	$119,916,000
Variable rate debt (excluding Revolving Credit Facility)	186,793,000	160,253,000

Overall Weighted-Average Interest Rates:
Fixed rate debt	9.50%	9.49%
Variable rate debt (excluding Revolving Credit Facility)	9.25%	9.25%
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which was filed with the Securities and Exchange Commission on June 25, 2009.
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
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2009.

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