Form 10-Q
period 2009-12-31
NBC ACQUISITION CORP
filed 2010-02-12
CIK 1056756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-48225
NBC ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	47-0793347 (I.R.S. Employer Identification No.)

4700 South 19th Street Lincoln, Nebraska (Address of principal executive offices)	68501-0529 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of February 12, 2010: 554,094 shares
Total Number of Pages: 39
Exhibit Index: Page 39

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
NBC ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,	December 31,
	2009	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,815,036	$44,038,468	$18,307,027
Receivables, net	75,572,125	61,301,636	74,477,996
Inventories	173,437,403	93,115,663	164,253,279
Recoverable income taxes	6,910,271	2,869,583	5,794,462
Deferred income taxes	7,654,801	6,581,802	7,339,093
Prepaid expenses and other assets	3,461,500	3,950,874	3,208,187

Total current assets	283,851,136	211,858,026	273,380,044

PROPERTY AND EQUIPMENT, net of depreciation & amortization	43,194,981	45,638,522	45,625,017

GOODWILL	215,571,126	215,436,126	322,409,155

CUSTOMER RELATIONSHIPS, net of amortization	81,338,200	85,644,340	87,079,720

TRADENAME	31,320,000	31,320,000	31,320,000

OTHER IDENTIFIABLE INTANGIBLES, net of amortization	5,804,983	9,172,622	9,945,864

DEBT ISSUE COSTS, net of amortization	11,119,154	7,896,706	4,818,329

OTHER ASSETS	3,716,768	2,121,949	2,147,778

	$675,916,348	$609,088,291	$776,725,907

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$69,266,116	$26,865,614	$63,017,035
Accrued employee compensation and benefits	9,547,912	13,780,209	10,186,133
Accrued interest	8,692,984	1,049,804	7,074,901
Accrued incentives	6,231,547	6,110,700	6,518,368
Accrued expenses	7,388,275	4,277,105	3,012,561
Deferred revenue	2,865,460	959,274	2,367,009
Current maturities of long-term debt	52,967	6,917,451	2,581,009
Current maturities of capital lease obligations	813,609	748,692	728,715
Revolving credit facility	23,100,000	—	42,000,000

Total current liabilities	127,958,870	60,708,849	137,485,731

LONG-TERM DEBT, net of current maturities	451,258,315	438,445,728	443,806,962

CAPITAL LEASE OBLIGATIONS, net of current maturities	2,627,370	3,298,658	3,510,759

OTHER LONG-TERM LIABILITIES	2,115,997	5,304,166	4,855,175

DEFERRED INCOME TAXES	42,225,889	44,857,890	43,775,846

COMMITMENTS (Note 5)

REDEEMABLE PREFERRED STOCK

Series A redeemable preferred stock, $.01 par value, 20,000 shares authorized, 10,000 shares issued and outstanding at December 31, 2009 and March 31, 2009 and no shares authorized and outstanding at December 31, 2008, at redemption value	11,379,169	10,233,334	—

STOCKHOLDERS’ EQUITY:
Common stock, voting, authorized 5,000,000 shares of $.01 par value; issued and outstanding 554,094 shares	5,541	5,541	5,541
Additional paid-in capital	111,175,292	111,142,082	111,130,691
Note receivable from stockholder	(96,343)	(92,715)	(96,356)
Retained earnings (deficit)	(72,733,752)	(64,815,242)	32,251,558

Total stockholders’ equity	38,350,738	46,239,666	143,291,434

	$675,916,348	$609,088,291	$776,725,907

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

REVENUES, net of returns	$66,658,584	$66,658,136	$412,138,559	$418,794,376

COSTS OF SALES (exclusive of depreciation shown below)	38,597,654	39,924,915	252,368,739	259,187,334

Gross profit	28,060,930	26,733,221	159,769,820	159,607,042

OPERATING EXPENSES:
Selling, general and administrative	34,078,959	34,581,196	117,281,571	121,838,141
Depreciation	2,124,972	1,777,646	6,218,426	5,467,645
Amortization	2,684,564	2,846,353	8,320,843	8,539,069

	38,888,495	39,205,195	131,820,840	135,844,855

INCOME (LOSS) FROM OPERATIONS	(10,827,565)	(12,471,974)	27,948,980	23,762,187

OTHER EXPENSES:
Interest expense	12,848,937	10,019,418	36,605,337	30,368,354
Interest income	(60,744)	(162,890)	(104,441)	(342,610)
Loss on early extinguishment of debt	3,065,759	—	3,065,759	—
Loss on derivative financial instrument	—	—	—	102,000

	15,853,952	9,856,528	39,566,655	30,127,744

LOSS BEFORE INCOME TAXES	(26,681,517)	(22,328,502)	(11,617,675)	(6,365,557)

INCOME TAX BENEFIT	(11,127,000)	(9,489,000)	(4,845,000)	(2,705,000)

NET LOSS	$(15,554,517)	$(12,839,502)	$(6,772,675)	$(3,660,557)

LOSS PER SHARE:
Basic	$(28.76)	$(23.17)	$(14.29)	$(6.61)

Diluted	$(28.76)	$(23.17)	$(14.29)	$(6.61)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	554,094	554,094	554,094	554,094

Diluted	554,094	554,094	554,094	554,094

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Note		Accumulated
	Common Stock		Additional	Receivable	Retained	Other
	Shares		Paid-in	From	Earnings	Comprehensive		Comprehensive
	Issued	Amount	Capital	Stockholder	(Deficit)	Income (Loss)	Total	Income (Loss)

BALANCE, April 1, 2008	554,094	$5,541	$111,098,666	$(97,517)	$35,912,115	$(748,000)	$146,170,805

Payment on stockholder note	—	—	—	4,869	—	—	4,869	$—

Interest accrued on stockholder note	—	—	—	(3,708)	—	—	(3,708)	—

Share-based compensation attributable to stock options	—	—	32,025	—	—	—	32,025	—

Net loss	—	—	—	—	(3,660,557)	—	(3,660,557)	(3,660,557)

Other comprehensive income, net of taxes:

Unrealized gain on interest rate swap agreement, net of taxes of $473,000	—	—	—	—	—	748,000	748,000	748,000

BALANCE, December 31, 2008	554,094	$5,541	$111,130,691	$(96,356)	$32,251,558	$—	$143,291,434	$(2,912,557)

BALANCE, April 1, 2009	554,094	$5,541	$111,142,082	$(92,715)	$(64,815,242)	$—	$46,239,666

Interest accrued on stockholder note	—	—	—	(3,628)	—	—	(3,628)	$—

Share-based compensation attributable to stock options	—	—	33,210	—	—	—	33,210	—

Cumulative preferred dividend					(1,145,835)		(1,145,835)

Net loss	—	—	—	—	(6,772,675)	—	(6,772,675)	(6,772,675)

BALANCE, December 31, 2009	554,094	$5,541	$111,175,292	$(96,343)	$(72,733,752)	$—	$38,350,738	$(6,772,675)

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,772,675)	$(3,660,557)
Adjustments to reconcile net loss to net cash flows from operating activities:
Share-based compensation	789,162	748,223
Provision for losses on receivables	414,247	89,592
Depreciation	6,218,426	5,467,645
Amortization	11,867,357	10,116,980
Loss on early extinguishment of debt	3,065,759	—
Amortization of bond discount	60,614	—
Loss on derivative financial instrument	—	102,000
Loss on disposal of assets	140,783	56,752
Deferred income taxes	(3,705,000)	(3,787,000)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(15,429,548)	(17,169,055)
Inventories	(79,043,123)	(63,083,666)
Recoverable income taxes	(4,040,688)	(5,771,389)
Prepaid expenses and other assets	639,374	(658,118)
Other assets	(319,543)	249,489
Accounts payable	42,631,870	33,929,165
Accrued employee compensation and benefits	(4,232,297)	(1,914,507)
Accrued interest	7,643,180	6,043,676
Accrued incentives	120,847	(590,489)
Accrued expenses	(856,976)	(159,561)
Income taxes payable	—	(847,370)
Deferred revenue	1,906,186	1,504,015
Other long-term liabilities	(190,334)	(254,803)

Net cash flows from operating activities	(39,092,379)	(39,588,978)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,025,625)	(5,973,226)
Acquisitions, net of cash acquired	(2,304,343)	(5,651,919)
Proceeds from sale of property and equipment	93,674	30,822
Software development costs	(441,156)	(264,436)

Net cash flows from investing activities	(6,677,450)	(11,858,759)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	199,000,000	—
Payment of financing costs	(9,834,721)	—
Principal payments on long-term debt	(193,112,511)	(1,045,862)
Principal payments on capital lease obligations	(606,371)	(530,699)
Net increase in revolving credit facility	23,100,000	42,000,000
Proceeds from payment on note receivable from stockholder	—	4,869

Net cash flows from financing activities	18,546,397	40,428,308

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,223,432)	(11,019,429)
CASH AND CASH EQUIVALENTS, Beginning of period	44,038,468	29,326,456

CASH AND CASH EQUIVALENTS, End of period	$16,815,036	$18,307,027

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$25,355,029	$22,746,767
Income taxes	2,900,688	7,700,759
Noncash investing and financing activities:
Accumulated other comprehensive income:
Unrealized gain on interest rate swap agreement, net of income taxes	—	748,000
Deferred taxes resulting from unrealized gain on interest rate swap agreement	—	473,000
Unpaid consideration associated with bookstore acquisitions	450,000	460,000
See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.
Basis of Presentation — The condensed consolidated balance sheet of NBC Acquisition Corp. (the “Company”) and its wholly-owned subsidiary, Nebraska Book Company, Inc. (“NBC”), at March 31, 2009 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions are eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full fiscal year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2009 included in the Company’s Annual Report on Form 10-K. A description of our significant accounting policies is included in our 2009 Annual Report on Form 10-K. References in this Quarterly Report on Form 10-Q to the terms “we,” “our,” “ours,” and “us” refer collectively to the Company and its subsidiaries, including NBC, except where otherwise indicated. We do not conduct significant activities apart from our investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC.

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) became the single source of authoritative accounting principles generally accepted in the United States (“GAAP”). The Codification did not create any additional GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (“SFAS”), Emerging Issues Task Force, FASB Staff Position, etc. Authoritative standards included in the Codification are designated by their Accounting Standards Codification (“ASC”) topical reference, and new standards are designated as Accounting Standards Updates with a year and assigned sequence number. References to prior standards have been updated in this interim report for the third quarter of fiscal year 2010 to reflect the new referencing system.

We have evaluated subsequent events through February 12, 2010 the filing date of this Form 10-Q and address such subsequent events in this Form 10-Q where applicable.

2.
Earnings Per Share — Basic earnings (loss) per share data is computed by dividing earnings (loss) after the deduction of preferred stock dividends by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share data is calculated by dividing earnings (loss) after the deduction of preferred stock dividends by the weighted-average number of common shares outstanding and potential common shares including stock options, if any, with a dilutive effect. The information used to compute basic and dilutive earnings (loss) per share on income (loss) from continuing operations is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net Loss	$(15,554,517)	$(12,839,502)	$(6,772,675)	$(3,660,557)
Less: preferred stock dividends	(383,334)	—	(1,145,835)	—

Net loss available to common shareholders	$(15,937,851)	$(12,839,502)	$(7,918,510)	$(3,660,557)

Weighted-average common shares outstanding — basic	554,094	554,094	554,094	554,094

Effect of dilutive securities:

Potential shares of common stock, attributable to stock options	—	—	—	—

Weighted-average common shares outstanding — diluted	554,094	554,094	554,094	554,094
Weighted average common shares outstanding — diluted include the incremental shares that would be issued upon the assumed exercise of stock options, if the effect is dilutive. Because we had a net loss for the quarters and nine months ended December 31, 2009 and 2008, approximately 80,153 and 80,428 incremental shares attributable to stock options, respectively; that could potentially dilute basic earnings (loss) per share in the future were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.
3.	Inventories — Inventories are summarized as follows:

	December 31,	March 31,	December 31,
	2009	2009	2008
Bookstore Division	$152,507,300	$59,785,703	$143,650,769
Textbook Division	17,200,765	30,571,333	17,384,427
Complementary Services Division	3,729,338	2,758,627	3,218,083

	$173,437,403	$93,115,663	$164,253,279

4.
Goodwill and Other Identifiable Intangibles — During the nine months ended December 31, 2009, ten bookstore locations were acquired in eight separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $2.3 million, of which $0.1 million was assigned to tax deductible goodwill, $0.1 million was assigned to non-tax deductible covenants not to compete with an amortization period of two years, and $0.2 million was assigned to contract-managed acquisition costs with amortization periods of up to nine years. As of December 31, 2009, $0.5 million of the $2.3 million purchase price remained to be paid. During the nine months ended December 31, 2009, we paid $0.1 million of previously accrued consideration for bookstore acquisitions and contract-managed acquisition costs occurring in prior periods.

Goodwill assigned to corporate administration represents the goodwill that arose when Weston Presidio gained a controlling interest in us on March 4, 2004 (the “March 4, 2004 Transaction”), as all goodwill was assigned to corporate administration. As is the case with a portion of our assets, such goodwill is not allocated between our reportable segments when management makes operating decisions and assesses performance. We have identified the Textbook Division, Bookstore Division and Complementary Services Division as our reporting units. Such goodwill is allocated to our reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or, where applicable, a portion of a reporting unit.

The changes in the carrying amount of goodwill, in total, by reportable segment and assigned to corporate administration, are as follows:

	Bookstore	Corporate
	Division	Administration	Total
Balance, April 1, 2008	$51,305,398	$269,061,875	$320,367,273
Additions to goodwill:
Bookstore acquisitions	2,041,882	—	2,041,882

Balance, December 31, 2008	$53,347,280	$269,061,875	$322,409,155

Balance, April 1, 2009	$53,346,251	$269,061,875	$322,408,126
Impairment Loss	—	(106,972,000)	(106,972,000)

	53,346,251	162,089,875	215,436,126
Additions to goodwill:
Bookstore acquisitions	135,000	—	135,000

Balance, December 31, 2009	$53,481,251	$162,089,875	$215,571,126

Due to the economic downturn and changes in comparable company market multiples, we determined in the first step of our goodwill impairment test conducted at March 31, 2009 that the carrying value of the Textbook and Bookstore Divisions exceeded their fair values, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As a result, we recorded an impairment charge of $107.0 million in fiscal year 2009. The carrying value of goodwill in excess of the implied fair value was $67.0 million and $40.0 million for the Textbook and Bookstore Divisions at March 31, 2009, respectively. At March 31, 2009, the date of the most recent step one test, after adjusting the carrying values for goodwill impairment, the fair value of the Textbook Division exceeded the carrying value of $213.0 million by 10.5% and the Bookstore Division fair value approximated the carrying value. Remaining goodwill at March 31, 2009 assigned to the Textbook Division was $34.6 million and to the Bookstore Division was $180.8 million. The impairment charge reduced our goodwill carrying value to $215.4 million as of March 31, 2009.
Fair value was determined using a market approach based primarily on an EBITDA multiple, and was deemed to be the most indicative of the Company’s fair value and is consistent in principle with the methodology used for goodwill evaluation in prior years. The EBITDA multiple approach requires that we estimate a certain valuation multiple of EBITDA derived from comparable companies and apply that multiple to our latest twelve month pro forma EBITDA. We reviewed comparable company information to determine the EBITDA multiple and concluded that 7.0x was an appropriate EBITDA multiple. This total company fair value is allocated to the reporting units based upon their percentage of EBITDA. The fair value was also calculated using the income approach (discounted cash flow approach) and we concluded that it was supportive of the fair value based upon the EBITDA multiple approach. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions about future economic conditions and comparable company market multiples, among others. In the second step of the goodwill impairment test, we are required to estimate the fair value of reporting unit assets and liabilities, including intangible assets, to derive the fair value of the reporting unit’s goodwill. For purposes of the second step of the goodwill impairment test, we estimated the fair value of our intangible assets tradename, customer relationships and developed technology using the relief-from-royalty market approach, excess earnings method income approach and replacement cost approach, respectively.

The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

	December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(33,491,800)	$81,338,200
Developed technology	13,527,173	(11,728,170)	1,799,003
Covenants not to compete	3,958,699	(2,530,782)	1,427,917
Contract-managed acquisition costs	4,305,740	(2,079,989)	2,225,751
Other	1,585,407	(1,233,095)	352,312

	$138,207,019	$(51,063,836)	$87,143,183

	March 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(29,185,660)	$85,644,340
Developed technology	13,086,017	(10,069,126)	3,016,891
Covenants not to compete	6,614,699	(4,069,131)	2,545,568
Contract-managed acquisition costs	4,816,378	(1,954,878)	2,861,500
Other	1,585,407	(836,744)	748,663

	$140,932,501	$(46,115,539)	$94,816,962

	December 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(27,750,280)	$87,079,720
Developed technology	12,716,690	(9,524,649)	3,192,041
Covenants not to compete	6,679,699	(3,675,075)	3,004,624
Contract-managed acquisition costs	4,549,378	(1,680,959)	2,868,419
Other	1,585,407	(704,627)	880,780

	$140,361,174	$(43,335,590)	$97,025,584

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

Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

Amortization
Expense

Quarter ended December 31, 2009	$2,684,564
Quarter ended December 31, 2008	2,846,353
Nine months ended December 31, 2009	8,320,843
Nine months ended December 31, 2008	8,539,069

Estimated amortization expense for the fiscal years ending March 31:
2010	$10,832,751
2011	7,806,238
2012	6,735,274
2013	6,349,688
2014	6,022,393
Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000. The tradename was determined to have an indefinite life based on our current intentions. We periodically review the underlying factors relative to this intangible asset. If factors were to change that would indicate the need to assign a definite life to this asset, we would do so and commence amortization.
5.
Long-Term Debt — Indebtedness at December 31, 2009 includes an amended and restated bank-administered credit agreement (the “ABL Credit Agreement”), which provides for a $75.0 million asset-based revolving credit facility (the “ABL Facility”), of which $23.1 million was outstanding at December 31, 2009; $200.0 million of 10.0% senior secured notes (the “Senior Secured Notes”) issued by NBC at a discount of $1.0 million with unamortized bond discount of $0.9 million at December 31, 2009 (effective rate of 10.14%); $175.0 million of 8.625% senior subordinated notes (the “Senior Subordinated Notes”) issued by NBC; $77.0 million of 11.0% senior discount notes (the “Senior Discount Notes”) issued at a discount of $27.0 million; $0.3 million of other indebtedness; and $3.4 million of capital leases. The ABL Facility is scheduled to expire on the earlier of October 2, 2012 or the date that is 91 days prior to the earliest maturity of the Senior Secured Notes (due December 1, 2011), the Senior Subordinated Notes (due March 15, 2012), the Senior Discount Notes (due March 15, 2013), or any refinancing thereof.

On October 2, 2009, in conjunction with the completion of NBC’s offering of the Senior Secured Notes, we entered into the ABL Credit Agreement, which provides for the ABL Facility mentioned previously. Borrowings under the ABL Facility are subject to the Eurodollar interest rate, not to be less than 1.5%, plus an applicable margin ranging from 4.25% to 4.75% or a base interest rate. The base interest rate is the greater of a) the prime rate, b) the federal funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 2.5%, plus an applicable margin ranging from 3.25% to 3.75%. In addition, the applicable margin will increase 1.5% during the time periods from April 15 to June 29 and from December 1 to January 29 of each year. The interest rate as of December 31, 2009 was 8.25%. There also is a commitment fee for the average daily unused amount of the ABL Facility ranging from 0.75% to 1.0% of such unused amount.

The Senior Secured Notes pay cash interest semi-annually and mature on December 1, 2011. The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012. The Senior Discount Notes, which became fully-accreted on March 15, 2008 and began to pay cash interest semi-annually on September 15, 2008, mature on March 15, 2013.

Prior to entering into the ABL Credit Agreement and issuing the Senior Secured Notes on October 2, 2009, indebtedness included an amended and restated bank-administered senior credit facility (the “Senior Credit Facility”) provided to NBC through a syndicate of lenders, which consisted of a term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”). Borrowings on the Term Loan and Revolving Credit Facility were subject to the Eurodollar interest rate or the base interest rate. The Eurodollar interest rate was not to be less than 3.25% plus the applicable margin of 6.0%. The base interest rate was the greater of a) the prime rate, b) the federal funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 4.25% plus the applicable margin of 5.0%. Accrued interest on the Term Loan and Revolving Credit Facility was due quarterly. Additionally, there was a 0.75% commitment fee for the average daily unused amount of the Revolving Credit Facility.

The Senior Credit Facility also stipulated that excess cash flows, as defined therein, should be applied towards prepayment of the Term Loan. An excess cash flow payment of $6.0 million was paid in September of 2009 for fiscal year ended March 31, 2009. There was no excess cash flow obligation for the fiscal year ended March 31, 2008.

A loss from early extinguishment of debt totaling $3.1 million was recorded in the third quarter of fiscal year 2010 related to the write-off of debt issue costs as a result of the termination of the Term Loan and Revolving Credit Facility under the Senior Credit Facility.

The ABL Credit Agreement requires us to maintain certain financial ratios and contains a number of other covenants that among other things, restricts our ability to incur additional indebtedness, dispose of assets, make capital expenditures, investments, acquisitions, loans or advances and pay dividends, except that, among other things, NBC may pay dividends to us (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes owed by us. In addition, under the ABL Facility, if availability, as defined in the ABL Credit Agreement, is less than the greater of 20% of the total revolving credit commitments and $15.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.10x measured for the last twelve-month period on a pro forma basis in order to maintain access to the funds under that facility. The calculated borrowing base as of December 31, 2009 was $75.0 million, of which $23.1 million was outstanding under revolving lines of credit, $1.0 million was outstanding under a letter of credit and $50.9 million was unused. At December 31, 2009, our pro forma fixed charge coverage ratio was 1.50x.

The indenture governing the Senior Discount Notes restricts our ability and the ability of certain of our subsidiaries to pay dividends or make certain other payments, subject to certain exceptions, unless certain conditions are met, including (i) no default under the indenture has occurred, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the amount of the dividend or payment may not exceed 50% of aggregate income from January 1, 2004 to the end of the most recent fiscal quarter plus cash proceeds received from the issuance of stock less the aggregate of payments made under this restriction. If we do not meet the preceding conditions, we may still pay dividends or make certain other payments up to $15.0 million in the aggregate. At December 31, 2009, our pro forma consolidated coverage ratio was 1.5 to 1.0 and the amount distributable was $15.0 million.

The indentures governing the Senior Subordinated Notes and the Senior Secured Notes contain similar restrictions on the ability of NBC and certain of its subsidiaries to pay dividends or make certain other payments. In addition, under the indentures to the Senior Subordinated Notes and the Senior Secured Notes, if there is no availability under the restricted payment calculation mentioned above, but NBC maintains the 2.0 to 1.0 consolidated coverage ratio on a pro forma basis, NBC may make dividends to us to meet the interest payments on the Senior Discount Notes. If NBC does not maintain the 2.0 to 1.0 ratio on a pro forma basis, it may still make payments, including dividends to us, up to $15.0 million in the aggregate. At December 31, 2009, NBC’s pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes was 1.9 to 1.0 and the ratio calculated under the indenture to the Senior Secured Notes was 2.0 to 1.0. The pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes differs from the ratio calculated under the indenture to the Senior Secured Notes because the indenture to the Senior Subordinated Notes excludes debt issue cost amortization for all debt instruments outstanding at the March 4, 2004 Transaction date from the calculation and the indenture to the Senior Secured Notes excludes only debt issue cost amortization for the Senior Secured Notes and the ABL Facility from the same calculation. At December 31, 2009, the amount distributable by NBC under the most restrictive indenture was $15.0 million. Such restrictions are not expected to affect our ability to meet our cash obligations for the next twelve months.

At December 31, 2009, we were in compliance with all of our debt covenants.

6.
Redeemable Preferred Stock — At December 31, 2009, we had 10,000 shares of Series A Redeemable Preferred Stock (“Preferred Stock”). Each share of the Preferred Stock has a par value of $1,000 and accrues dividends annually at 15.0% of the liquidation preference, which is equal to $1,000 per share, as adjusted. The Preferred Stock may be redeemed at the option of the holders of a majority of the Preferred Stock, on the occurrence of a change of control, as defined in our First Amended and Restated Certificate of Incorporation, at a redemption price per share equal to the liquidation preference plus accrued and unpaid dividends; provided that any redemption shall be subject to the restrictions limiting or prohibiting any redemptions contained in any credit agreement. If we are unable to redeem all shares outstanding, the holders of the remaining outstanding shares shall have the right to accrue dividends at the rate of 17.5% per annum.

Due to the nature of the redemption feature, we have classified the Preferred Stock as temporary equity and have measured the Preferred Stock at redemption value. As of December 31, 2009, there have been no changes in circumstance that would require the redemption of the Preferred Stock or permit the payment of cumulative preferred dividends. As of December 31, 2009, unpaid accumulated dividends were $1.4 million and are included in the redemption value of the Preferred Stock.

7.
Derivative Financial Instruments —The Derivatives and Hedging Topic of the FASB ASC requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Until NBC’s interest rate swap agreement expired on September 30, 2008, we utilized derivative financial instruments to manage the risk that changes in interest rates would affect the amount of our future interest payments on portions of our variable rate debt.

Our primary market risk exposure was fluctuation in variable interest rates on the Term Loan. Exposure to interest rate fluctuations was managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes and Senior Discount Notes); and, historically, by entering into interest rate swap agreements that qualified as cash flow hedging instruments to convert certain variable rate debt into fixed rate debt. We had a three-year amortizing interest rate swap agreement whereby a portion of the variable rate Term Loan was effectively converted into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined by the Senior Credit Facility). This agreement expired on September 30, 2008. Notional amounts under the agreement were reduced periodically until reaching $130.0 million.

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
Under hedge accounting, interest rate swap agreements are reflected at fair value in the balance sheet and the related gains or losses on these agreements are generally recorded in stockholders’ equity, net of applicable income taxes (as “accumulated other comprehensive income (loss)”). Gains or losses recorded in “accumulated other comprehensive income (loss)” are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. Except as described below, the net effect of this accounting on our condensed consolidated results of operations was that interest expense on a portion of the Term Loan was generally being recorded based on fixed interest rates until the interest rate swap agreement expired on September 30, 2008.
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
Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

Portion of Agreement Subsequent to September 30, 2005 Hedge Designation:
Increase in fair value of swap agreement:
Quarter ended December 31, 2008	$—
Nine months ended December 31, 2008	1,221,000
Year ended March 31, 2009	1,221,000

Portion of Agreement Prior to September 30, 2005 Hedge Designation:
Decrease in fair value of swap agreement:
Quarter ended December 31, 2008	$—
Nine months ended December 31, 2008	(102,000)
Year ended March 31, 2009	(102,000)
8.
Fair Value Measurements — The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard excludes lease classification or measurement (except in certain instances).

A three-level hierarchal disclosure framework that prioritizes and ranks the level of market price observability is used in measuring assets and liabilities at fair value on a recurring basis in the statement of financial position. Market price observability is impacted by a number of factors, including the type of asset or liability and its characteristics. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

The three levels are defined as follows: (1) Level 1 - inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets; (2) Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and (3) Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Fair Value Measurements and Disclosures Topic of the FASB ASC also applies to disclosures of fair value for all financial instruments disclosed under the Financial Instruments Topic of the FASB ASC. The Financial Instruments Topic requires disclosures about fair value for all financial instruments, whether recognized or not recognized in the statement of financial position. For financial instruments recognized at fair value on a recurring basis in the statement of financial position, the three-level hierarchal disclosure requirements also apply.

Cash equivalents are measured at estimated fair value on a recurring basis in the statement of financial position, therefore, falling under the three-level hierarchal disclosure requirements. At December 31, 2009, we did not hold any investments in cash equivalents.

Our revolving credit facility and long-term debt are not measured at estimated fair value on a recurring basis in the statement of financial position so they do not fall under the three-level hierarchal disclosure requirements. The fair value of our revolving credit facility approximates carrying value due to its short-term nature. At December 31, 2009, the estimated fair value of the Senior Subordinated Notes (fixed rate), the Senior Discount Notes (fixed rate) and the Senior Secured Notes (fixed rate) was determined utilizing the “market approach” based upon quoted prices for these instruments in markets that are not active. Other fixed rate debt (including capital lease obligations) estimated fair values are determined utilizing the “income approach”, calculating a present value of future payments based upon prevailing interest rates for similar obligations.

Estimated fair values for our revolving credit facility and our fixed rate and variable rate long-term debt at December 31, 2009 and March 31, 2009 are summarized in the following table:

	December 31,	March 31,
	2009	2009
Carrying Values:
Revolving credit facility	$23,100,000	$—
Fixed rate debt	454,752,261	256,334,183
Variable rate debt	—	193,076,346

Fair Values:
Revolving credit facility	$23,100,000	$—
Fixed rate debt	402,993,000	119,916,000
Variable rate debt	—	160,253,000
On October 2, 2009 our Term Loan (variable rate) was paid in full upon the issuance of the Senior Secured Notes. At December 31, 2009, we did not have any long-term variable rate debt.
9.
Segment Information — Our operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized our operating segments based upon differences in products and services provided. We have three operating segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore and Textbook Divisions qualify as reportable operating segments, while separate disclosure of the Complementary Services Division is provided as management believes that information about this operating segment is useful to the readers of our condensed consolidated financial statements. The Bookstore Division segment encompasses the operating activities of our college bookstores located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, e-commerce technology, and a centralized buying service.

We primarily account for intersegment sales as if the sales were to third parties (at current market prices). Certain assets, net interest expense and taxes (excluding interest and taxes incurred by NBC’s wholly-owned subsidiaries, NBC Textbooks LLC, Net Textstore LLC, College Book Stores of America, Inc. (“CBA”), Campus Authentic LLC, and Specialty Books, Inc.) are not allocated between our segments; instead, such balances are accounted for in a corporate administrative division.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and earnings before interest, taxes, depreciation, amortization and loss on early extinguishment of debt (“Adjusted EBITDA”) are important measures of segment profit or loss utilized by the Chief Executive Officer and President (chief operating decision makers) in making decisions about resources to be allocated to operating segments and assessing operating segment performance.

The following table provides selected information about profit or loss on a segment basis:

			Complementary
	Bookstore	Textbook	Services
	Division	Division	Division	Total
Quarter ended December 31, 2009:
External customer revenues	$35,946,154	$23,643,734	$7,068,696	$66,658,584
Intersegment revenues	628,558	8,990,245	1,402,820	11,021,623
Depreciation and amortization expense	2,255,745	1,518,921	682,558	4,457,224
Adjusted earnings (loss) before interest, taxes, depreciation and amortization (Adjusted EBITDA)	(6,432,938)	5,960,451	556,068	83,581

Quarter ended December 31, 2008:
External customer revenues	$33,440,314	$26,658,354	$6,559,468	$66,658,136
Intersegment revenues	360,662	9,542,273	1,231,080	11,134,015
Depreciation and amortization expense	2,222,917	1,522,303	661,184	4,406,404
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	(7,883,504)	6,291,744	(66,309)	(1,658,069)

Nine months ended December 31, 2009:
External customer revenues	$305,403,467	$85,424,032	$21,311,060	$412,138,559
Intersegment revenues	1,385,982	31,728,270	4,581,679	37,695,931
Depreciation and amortization expense	6,885,874	4,559,710	2,042,835	13,488,419
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)	22,175,114	31,831,524	1,669,013	55,675,651

Nine months ended December 31, 2008:
External customer revenues	$304,630,395	$93,373,159	$20,790,822	$418,794,376
Intersegment revenues	1,160,271	31,910,719	4,751,375	37,822,365
Depreciation and amortization expense	6,550,212	4,563,513	1,972,308	13,086,033
Earnings before interest, taxes, depreciation and amortization (EBITDA)	17,884,424	32,115,491	657,971	50,657,886

The following table reconciles segment information presented above with consolidated information as presented in our condensed consolidated financial statements:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenues:
Total for reportable segments	$77,680,207	$77,792,151	$449,834,490	$456,616,741
Elimination of intersegment revenues	(11,021,623)	(11,134,015)	(37,695,931)	(37,822,365)

Consolidated total	$66,658,584	$66,658,136	$412,138,559	$418,794,376

Depreciation and Amortization Expense:
Total for reportable segments	$4,457,224	$4,406,404	$13,488,419	$13,086,033
Corporate Administration	352,312	217,595	1,050,850	920,681

Consolidated total	$4,809,536	$4,623,999	$14,539,269	$14,006,714

Income (Loss) Before Income Taxes:
Total Adjusted EBITDA for reportable segments (1)	$83,581	$(1,658,069)	$55,675,651	$50,657,886
Corporate Administration Adjusted EBITDA loss (including interdivision profit elimination) (1)	(6,101,610)	(6,189,906)	(13,187,402)	(12,888,985)

	(6,018,029)	(7,847,975)	42,488,249	37,768,901
Depreciation and amortization	(4,809,536)	(4,623,999)	(14,539,269)	(14,006,714)

Consolidated income (loss) from operations	(10,827,565)	(12,471,974)	27,948,980	23,762,187
Interest and other expenses, net	(15,853,952)	(9,856,528)	(39,566,655)	(30,127,744)

Consolidated loss before income taxes	$(26,681,517)	$(22,328,502)	$(11,617,675)	$(6,365,557)

(1)
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization and loss on early extinguishment of debt. There was no loss on early extinguishment of debt in the quarter and nine months ended December 31, 2008; therefore, Adjusted EBITDA equals EBITDA for those periods.

Our revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.
10.
Accounting Pronouncements Not Yet Adopted — In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (“Update 2010-06”). Update 2010-06 provides amendments to current standards to require new disclosures for transfers of assets and liabilities between Levels 1 and 2 and for activity in Level 3 fair value measurements. Furthermore, the update provides amendments to clarify that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for those measurements that fall in either Level 2 or Level 3. Update 2010-06 becomes effective for us in fiscal year 2011. Management has determined that the update will not have a material impact on the consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple Deliverable Arrangements” (“Update 2009-13”). Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The update addresses how to separate deliverables and how to measure and allocate arrangement considerations to one or more units of account. Update 2009-13 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management has not yet determined if the update will have a material impact on the consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“Update 2009-14”). Update 2009-14 clarifies what guidance should be used in allocating and measuring revenue from vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The amendments in this update do not affect software revenue arrangements that do not include tangible products nor do they affect software revenue arrangements that include services if the software is essential to the functionality of those services. Update 2009-14 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management has determined that the update will not have a material impact on the consolidated financial statements.

11.
Related Party Transactions — In accordance with NBC’s debt covenants, NBC declared and paid $4.2 million in dividends to us during the nine months ended December 31, 2009 and 2008 to provide funding for interest due and payable on our Senior Discount Notes.

12.
Subsequent Event — On January 14, 2010, NBC Holding’s Corp. (the Company’s parent) amended the 2004 Stock Option Plan (the “Plan”), increasing the number of options available for issuance under the Plan to 100,306 options from 85,306 options. Our Board of Directors approved the grant of 4,238 options under the 2004 Stock Option Plan on February 3, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Acquisitions. Our Bookstore Division continues to grow its number of bookstores through acquisitions and start-up locations. We added 1 start-up location and opened an off-campus bookstore to replace an on-campus location in the same market during the quarter ended December 31, 2009. We believe there are attractive opportunities for us to continue to expand our chain of bookstores across the country.
Revenue Results. Consolidated revenues for the quarter ended December 31, 2009 were comparable to the quarter ended December 31, 2008. An increase in revenues in the Bookstore and Complementary Services Divisions was offset by a decrease in revenues in the Textbook Division. The increase in revenues in the Bookstore Division was due to an increase in same-store sales and sales from new stores and the increase in revenues in the Complementary Services Division was due to an increase in our distance education, e-commerce and systems businesses. The decrease in revenues in the Textbook Division was primarily due to a decrease in units sold and, to a lesser extent, a decrease in average price per book sold.
Adjusted EBITDA Results. Consolidated Adjusted EBITDA for the quarter ended December 31, 2009 increased $1.8 million, or 23.3%, from the quarter ended December 31, 2008. The consolidated Adjusted EBITDA increase was primarily attributable to an increase in revenues in the Bookstore and Complementary Services Divisions and lower selling, general and administrative expenses for the Textbook and Complementary Services Divisions. EBITDA and Adjusted EBITDA are considered non-GAAP measures by the SEC, and therefore you should refer to the more detailed explanation of those measures that is provided below.
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Adjusted EBITDA is EBITDA adjusted for loss on early extinguishment of debt. There was no loss on early extinguishment of debt in the quarter and nine months ended December 31, 2008; therefore, Adjusted EBITDA equals EBITDA for those periods. As we are highly-leveraged and as our equity is not publicly-traded, management believes that the non-GAAP measures, EBITDA and Adjusted EBITDA, are useful in evaluating our results and provide additional information for determining our ability to meet debt service requirements. That belief is driven by the consistent use of the measures in the computations used to establish the value of our equity over the past 15 years and the fact that our debt covenants also use those measures, as further described below, to measure and monitor our financial results. Due to the importance of EBITDA and Adjusted EBITDA to our equity and debt holders, our chief operating decision makers and other members of management use EBITDA and Adjusted EBITDA to measure our overall performance, to assist in resource allocation decision-making, to develop our budget goals, to determine incentive compensation goals and payments, and to manage other expenditures among other uses.

Adjusted EBITDA is defined in the ABL Credit Agreement as: (1) consolidated net income, as defined therein; plus (2) the following items, to the extent deducted from consolidated net income: (a) income tax expense; (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness; (c) depreciation and amortization expense; (d) amortization of intangibles and organization costs; (e) any non-cash extraordinary, unusual or non-recurring expenses or losses; (f) any other non-cash charges; and (g) charges incurred on or prior to September 30, 2010 in connection with the restricted stock plan not to exceed $5.0 million in the aggregate; minus (3) the following items, to the extent included in the statement of net income for such period; (i) interest income; (ii) any extraordinary, unusual or non-recurring income or gains; and (iii) any other non-cash income. Adjusted EBITDA is similarly defined in the indentures to the Senior Discount Notes, the Senior Subordinated Notes and the Senior Secured Notes except that charges incurred in connection with the restricted stock plan are not added back to consolidated net income. Adjusted EBITDA is utilized when calculating the pro forma fixed charge coverage ratio under the ABL Credit Agreement and the pro forma consolidated coverage ratio under the indentures to the Senior Discount Notes, the Senior Subordinated Notes and the Senior Secured Notes. See Note 5, Long-Term Debt, to the condensed consolidated financial statements for disclosure of certain of our financial covenants.
There are material limitations associated with the use of EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to net cash flows from operating activities or net income as determined by GAAP. Furthermore, EBITDA and Adjusted EBITDA do not necessarily indicate whether cash flows will be sufficient for cash requirements because the measures do not include reductions for cash payments for our obligation to service our debt, fund our working capital, make capital expenditures and make acquisitions or pay our income taxes and dividends; nor is it a measure of our profitability because it does not include costs and expenses identified below. We believe EBITDA and Adjusted EBITDA when viewed with both our GAAP results and the reconciliations to operating cash flows and net income provide a more complete understanding of our business than otherwise could be obtained absent this disclosure. Items excluded from EBITDA and Adjusted EBITDA, such as interest, taxes, depreciation, amortization, and loss on early extinguishment of debt, are significant components in understanding and assessing our financial performance. EBITDA and Adjusted EBITDA measures presented may not be comparable to similarly titled measures presented by other companies.
Subsequent Events. On January 14, 2010, NBC Holding’s Corp. (the Company’s parent) amended the 2004 Stock Option Plan (the “Plan”), increasing the number of options available for issuance under the Plan to 100,306 options from 85,306 options. Our Board of Directors approved the grant of 4,238 options under the 2004 Stock Option Plan on February 3, 2010.
Robert A. Rupe, Senior Vice President of the Bookstore Division has elected to retire effective upon the hiring of his replacement and transition of responsibilities. Mr. Rupe will continue to serve in his current role until such time as his replacement is found and a transition period has occurred, which is anticipated to occur in the next three to four months.
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

Quarter Ended December 31, 2009 Compared With Quarter Ended December 31, 2008.
Revenues. Revenues for the quarters ended December 31, 2009 and 2008 and the corresponding change in revenues were as follows:

			Change
	2009	2008	Amount	Percentage
Bookstore Division	$36,574,712	$33,800,976	$2,773,736	8.2%
Textbook Division	32,633,979	36,200,627	(3,566,648)	(9.9)%
Complementary Services Division	8,471,516	7,790,548	680,968	8.7%
Intercompany Eliminations	(11,021,623)	(11,134,015)	112,392	(1.0)%

	$66,658,584	$66,658,136	$448	0.0%

The increase in Bookstore Division revenues was attributable to an increase in same-store sales and additional revenues from new bookstores, which was partially offset by a decrease in revenues as a result of certain store closings. Same-store sales for the quarter ended December 31, 2009 increased $1.9 million, or 6.0%, from the quarter ended December 31, 2008, primarily due to increased textbook revenues, which was partially offset by a decrease in clothing and insignia wear revenues. We define same-store sales for the quarter ended December 31, 2009 as sales from any store, even if expanded or relocated, that we have operated since the start of fiscal year 2009. In addition, we have added 37 bookstore locations through acquisitions or start-ups since April 1, 2008. The new bookstores provided an additional $1.5 million of revenue for the quarter ended December 31, 2009. Revenues declined $0.6 million for the quarter ended December 31, 2009 as a result of certain store closings since April 1, 2008.
For the quarter ended December 31, 2009, Textbook Division revenues decreased $3.6 million, or 9.9%, from the quarter ended December 31, 2008, due primarily to a 5.2% decrease in units sold and a 2.1% decrease in average price per book sold. Complementary Services Division revenues increased $0.7 million, or 8.7%, from the quarter ended December 31, 2008, primarily due to an increase in revenues from our distance education, e-commerce and systems businesses. Intercompany eliminations decreased $0.1 million, or 1.0%.
Gross profit. Gross profit for the quarter ended December 31, 2009 increased $1.4 million, or 5.0%, to $28.1 million from $26.7 million for the quarter ended December 31, 2008. The increase in gross profit was primarily attributable to an increase in revenues and gross profit in the Bookstore and Complementary Services Divisions. The consolidated gross margin percentage increased to 42.1% for the quarter ended December 31, 2009 from 40.1% for the quarter ended December 31, 2008. The increase in our consolidated gross margin percentage is attributable to increases in the gross margin percentage for the Bookstore and Textbook Divisions.
Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended December 31, 2009 decreased $0.5 million, or 1.5%, to $34.1 million from $34.6 million for the quarter ended December 31, 2008. Selling, general and administrative expenses as a percentage of revenues were 51.1% and 51.9% for the quarters ended December 31, 2009 and 2008, respectively. The decrease in selling, general and administrative expenses was primarily attributable to a $0.6 million decrease in personnel costs and a $0.5 million decrease in advertising and travel expenses primarily due to cost cutting measures implemented during the last quarter of fiscal year 2009. These decreases were partially offset by a $0.7 million increase in commission expense primarily due to increased sales on the internet involving third-party websites and a $0.2 million increase in rent expense primarily due to an increase in the number of stores.

Earnings (loss) before interest, taxes, depreciation, amortization, and loss on early extinguishment of debt (Adjusted EBITDA). Adjusted EBITDA for the quarters ended December 31, 2009 and 2008 and the corresponding change in Adjusted EBITDA were as follows:

			Change
	2009	2008	Amount	Percentage
Bookstore Division	$(6,432,938)	$(7,883,504)	$1,450,566	18.4%
Textbook Division	5,960,451	6,291,744	(331,293)	(5.3)%
Complementary Services Division	556,068	(66,309)	622,377	938.6%
Corporate Administration	(6,101,610)	(6,189,906)	88,296	1.4%

	$(6,018,029)	$(7,847,975)	$1,829,946	23.3%

Bookstore Division Adjusted EBITDA loss decreased $1.5 million, or 18.4%, from the quarter ended December 31, 2008, primarily due to an increase in revenues and gross profit. The $0.3 million, or 5.3%, decrease in Textbook Division Adjusted EBITDA from the quarter ended December 31, 2008, was primarily due to the previously mentioned decrease in revenues, which was partially offset by a decrease in selling, general and administrative expenses. Complementary Services Division Adjusted EBITDA increased $0.6 million from the quarter ended December 31, 2008, primarily due to improved results in the distance education, e-commerce and systems businesses. Corporate Administration’s Adjusted EBITDA loss decreased $0.1 million from the quarter ended December 31, 2008.
For an explanation of why EBITDA and Adjusted EBITDA are useful measures in evaluating our operating results and provide additional information for determining our ability to meet debt service requirements, see “Adjusted EBITDA Results” elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following presentation reconciles Net Loss, which we believe to be the closest GAAP performance measure, to EBITDA and Adjusted EBITDA and reconciles EBITDA and Adjusted EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

	Quarter Ended December 31,
	2009	2008
Net loss	$(15,554,517)	$(12,839,502)
Interest expense, net	12,788,193	9,856,528
Income tax benefit	(11,127,000)	(9,489,000)
Depreciation and amortization	4,809,536	4,623,999

EBITDA	$(9,083,788)	$(7,847,975)
Loss on early extinguishment of debt	3,065,759	—

Adjusted EBITDA	$(6,018,029)	$(7,847,975)
Share-based compensation	309,421	262,791
Interest income	60,744	162,890
Provision for losses on receivables	280,618	75,442
Cash paid for interest	(3,760,284)	(3,545,118)
Cash paid for income taxes	(4,205,015)	(5,768,926)
(Gain) loss on disposal of assets	22,640	(5,081)
Changes in operating assets and liabilities, net of effect of acquisitions (1)	(100,156,701)	(96,263,122)

Net Cash Flows from Operating Activities	$(113,466,606)	$(112,929,099)

Net Cash Flows from Investing Activities	$(1,603,108)	$(2,070,521)

Net Cash Flows from Financing Activities	$25,800,237	$41,805,807

(1)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Depreciation expense. Depreciation expense for the quarter ended December 31, 2009 increased $0.3 million to $2.1 million from $1.8 million for the quarter ended December 31, 2008, due primarily to additional bookstores.
Amortization expense. Amortization expense for the quarter ended December 31, 2009 decreased $0.1 million to $2.7 million from $2.8 million for the quarter ended December 31, 2008, primarily due to a decrease in amortization of non-compete agreements associated with bookstore acquisitions.
Interest expense, net. Interest expense, net for the quarter ended December 31, 2009 increased $2.9 million to $12.8 million from $9.9 million for the quarter ended December 31, 2008, primarily due to a $1.9 million increase in interest, which is due to higher interest on the Senior Secured Notes which replaced the Term Loan and a $0.9 million increase in amortization of additional prepaid loan costs related to the issuance of the Senior Secured Notes and entering into the ABL Credit Agreement.
Loss on extinguishment of debt. The loss on extinguishment of debt of $3.1 million for the quarter ended December 31, 2009 relates to the write-off of debt issue costs as a result of the termination of the Term Loan and Revolving Credit Facility.
Income taxes. Income tax benefit for the quarter ended December 31, 2009 increased $1.6 million to $11.1 million from $9.5 million for the quarter ended December 31, 2008. Our effective tax rate for the quarters ended December 31, 2009 and 2008 was 41.7% and 42.5%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.
Nine Months Ended December 31, 2009 Compared With Nine Months Ended December 31, 2008.
Revenues. Revenues for the nine months ended December 31, 2009 and 2008 and the corresponding change in revenues were as follows:

			Change
	2009	2008	Amount	Percentage
Bookstore Division	$306,789,449	$305,790,666	$998,783	0.3%
Textbook Division	117,152,302	125,283,878	(8,131,576)	(6.5)%
Complementary Services Division	25,892,739	25,542,197	350,542	1.4%
Intercompany Eliminations	(37,695,931)	(37,822,365)	126,434	(0.3)%

	$412,138,559	$418,794,376	$(6,655,817)	(1.6)%

The increase in Bookstore Division revenues was attributable to additional revenues from new bookstores, which was mostly offset by decreases in revenues due to a decrease in same-store sales and certain store closings. We have added 37 bookstore locations through acquisitions or start-ups since April 1, 2008. The new bookstores provided an additional $13.8 million of revenue for the nine months ended December 31, 2009. Same-store sales for the nine months ended December 31, 2009 decreased $6.5 million, or 2.3%, from the nine months ended December 31, 2008, primarily due to decreased new textbook revenues and to a smaller decrease in clothing and insignia wear revenues, which was slightly offset by an increase in used textbook revenues. We define same-store sales for the nine months ended December 31, 2009 as sales from any store, even if expanded or relocated, that we have operated since the start of fiscal year 2009. In addition, revenues declined $6.3 million as a result of certain store closings since April 1, 2008.
For the nine months ended December 31, 2009, Textbook Division revenues decreased $8.1 million, or 6.5%, from the nine months ended December 31, 2008, due to a 4.7% decrease in units sold and a 0.2% decrease in average price per book sold. Complementary Services Division revenues increased $0.4 million, or 1.4%, from the nine months ended December 31, 2008, as increases in revenues in our distance education and e-commerce businesses were mostly offset by a decrease in revenues from our consulting business. Intercompany eliminations decreased $0.1 million, or 0.3%.

Gross profit. Gross profit for the nine months ended December 31, 2009 increased $0.2 million, or 0.1%, to $159.8 million from $159.6 million for the nine months ended December 31, 2008. The increase in gross profit was primarily attributable to increased revenues and gross profit in the Bookstore and Complementary Services Divisions. The consolidated gross margin percentage increased to 38.8% for the nine months ended December 31, 2009 from 38.1% for the nine months ended December 31, 2008. The increase in our consolidated gross margin percentage is primarily attributable to increases in the gross margin percentage for all of our operating divisions.
Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended December 31, 2009 decreased $4.5 million, or 3.7%, to $117.3 million from $121.8 million for the nine months ended December 31, 2008. Selling, general and administrative expenses as a percentage of revenues were 28.5% and 29.1% for the nine months ended December 31, 2009 and 2008, respectively. The decrease in selling, general and administrative expenses is primarily attributable to a $5.4 million decrease in personnel costs and a $2.5 million decrease in advertising and travel expenses, which were primarily due to cost cutting measures implemented during the last quarter of fiscal year 2009. These decreases were partially offset by a $2.5 million increase in commission expense, primarily due to an increase in sales on the internet involving third-party websites and a $1.4 million increase in rent expense, primarily due to an increase in the number of stores.
Earnings (loss) before interest, taxes, depreciation, amortization, and loss on early extinguishment of debt (Adjusted EBITDA). Adjusted EBITDA for the nine months ended December 31, 2009 and 2008 and the corresponding change in Adjusted EBITDA were as follows:

			Change
	2009	2008	Amount	Percentage
Bookstore Division	$22,175,114	$17,884,424	$4,290,690	24.0%
Textbook Division	31,831,524	32,115,491	(283,967)	(0.9)%
Complementary Services Division	1,669,013	657,971	1,011,042	153.7%
Corporate Administration	(13,187,402)	(12,888,985)	(298,417)	(2.3)%

	$42,488,249	$37,768,901	$4,719,348	12.5%

Bookstore Division Adjusted EBITDA increased $4.3 million, or 24.0%, from the nine months ended December 31, 2008, due to a decrease in selling, general and administrative expenses and an increase in revenues and gross profit. The decrease in Textbook Division Adjusted EBITDA from the nine months ended December 31, 2008 was primarily due to the decrease in revenues which was mostly offset by a decrease in selling, general and administrative expenses. Complementary Services Division Adjusted EBITDA increased $1.0 million from the nine months ended December 31, 2008, primarily due to improved results in our distance education, e-commerce and systems businesses. Corporate Administration’s Adjusted EBITDA loss increased slightly from the nine months ended December 31, 2008, primarily due to an increase in professional services.

For an explanation of why EBITDA and Adjusted EBITDA are useful measures in evaluating our operating results and provide additional information for determining our ability to meet debt service requirements, see “Adjusted EBITDA Results” elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following presentation reconciles Net Loss, which we believe to be the closest GAAP performance measure, to EBITDA and Adjusted EBITDA and reconciles EBITDA and Adjusted EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, and also sets forth net cash flows from investing and financing activities as presented in the condensed consolidated statements of cash flows:

	Nine Months Ended December 31,
	2009	2008
Net loss	$(6,772,675)	$(3,660,557)
Interest expense, net	36,500,896	30,127,744
Income tax benefit	(4,845,000)	(2,705,000)
Depreciation and amortization	14,539,269	14,006,714

EBITDA	$39,422,490	$37,768,901
Loss on early extinguishment of debt	3,065,759	—

Adjusted EBITDA	$42,488,249	$37,768,901
Share-based compensation	789,162	748,223
Interest income	104,441	342,610
Provision for losses on receivables	414,247	89,592
Cash paid for interest	(25,355,029)	(22,746,767)
Cash paid for income taxes	(2,900,688)	(7,700,759)
Loss on disposal of assets	140,783	56,752
Changes in operating assets and liabilities, net of effect of acquisitions (1)	(54,773,544)	(48,147,530)

Net Cash Flows from Operating Activities	$(39,092,379)	$(39,588,978)

Net Cash Flows from Investing Activities	$(6,677,450)	$(11,858,759)

Net Cash Flows from Financing Activities	$18,546,397	$40,428,308

(1)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Depreciation expense. Depreciation expense for the nine months ended December 31, 2009 increased $0.7 million to $6.2 million from $5.5 million for the nine months ended December 31, 2008, due primarily to additional bookstores.
Amortization expense. Amortization expense for the nine months ended December 31, 2009 decreased by $0.2 million to $8.3 million from $8.5 million for the nine months ended December 31, 2008, primarily due to a decrease in amortization of non-compete agreements associated with bookstore acquisitions, which was partially offset by an increase in amortization of contract-managed acquisition costs primarily associated with bookstore acquisitions and contract-management renewals and an increase in amortization of capitalized software development costs.
Interest expense, net. Interest expense, net for the nine months ended December 31, 2009 increased $6.4 million to $36.5 million from $30.1 million for the nine months ended December 31, 2008, primarily due to a $4.7 million increase in interest on the Term Loan and Senior Secured Notes mainly due to higher interest rates and a $2.0 million increase in amortization of additional prepaid loan costs related to the issuance of the Senior Secured Notes and entering into the ABL Credit Agreement. These increases were partially offset by a $0.6 million decline in interest on the Revolving Credit Facility due to lower outstanding indebtedness.

Loss on extinguishment of debt. The loss on extinguishment of debt of $3.1 million for the nine months ended December 31, 2009 relates to the write-off of debt issue costs as a result of the termination of the Term Loan and Revolving Credit Facility.
Income taxes. Income tax benefit for the nine months ended December 31, 2009 increased $2.1 million to $4.8 million from $2.7 million for the nine months ended December 31, 2008. Our effective tax rate for the nine months ended December 31, 2009 and 2008 was 41.7% and 42.5%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.
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
Revenue Recognition. We recognize revenue from Textbook Division sales at the time of shipment. We have established a program which, under certain conditions, enables our customers to return textbooks. We record reductions to revenue and costs of sales for the estimated impact of textbooks with return privileges which have yet to be returned to the Textbook Division. External customer returns over the past three fiscal years have ranged from approximately 23.0% to 23.5% of sales. Additional reductions to revenue and costs of sales may be required if the actual rate of returns exceeds the estimated rate of returns. Consistent with prior years, the estimated rate of returns is determined utilizing actual historical return experience. The accrual rate for customer returns at March 31, 2009 was approximately 23.3% of sales.
Bad Debts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Consistent with prior years, in determining the adequacy of the allowance, we analyze the aging of the receivable, the customer’s financial position, historical collection experience, and other economic and industry factors. Net charge-offs over the past three fiscal years have been between $0.5 million and $1.1 million, or 0.1% to 0.2% of revenues. We have maintained an allowance for doubtful accounts between $1.0 million and $1.3 million, or 0.2% to 0.3% of revenues, over the past three fiscal years. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Inventory Valuation and Obsolescence. Inventories are stated at the lower of cost or market. The cost of used textbook inventories is determined using the weighted-average method. Our Bookstore Division uses the retail inventory method to determine cost for new textbook and non-textbook inventories. The cost of other inventories is determined on a first-in, first-out cost method. Consistent with prior years, we account for inventory obsolescence based upon assumptions about future demand and market conditions. At March 31, 2009, used textbook inventory was subject to an obsolescence reserve of $2.4 million. For the past three fiscal years, the obsolescence reserve has been between $2.0 million and $2.4 million. If actual future demand or market conditions are less favorable than those projected by us, inventory write-downs may be required. In determining inventory adjustments, we consider amounts of inventory on hand, projected demand, new editions, and industry factors.
Goodwill and Intangible Assets. Our acquisitions of college bookstores result in the application of the acquisition method of accounting as of the acquisition date. In certain circumstances, our management performs valuations where appropriate to determine the fair value of assets acquired and liabilities assumed. The goodwill in such transactions is determined by calculating the difference between the consideration transferred and the fair value of net assets acquired. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including the Intangibles - Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the Property, Plant and Equipment Topic of the FASB ASC. In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually at March 31 and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We are required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. We evaluate goodwill at the reporting unit level and have identified our reportable segments, the Textbook Division, Bookstore Division and Complementary Services Division, as our reporting units. Our reporting units are determined based on the way management organizes the segments for making operating decisions and assessing performance. Management has organized our reporting segments based upon differences in products and services provided.

Due to the economic downturn and changes in comparable company market multiples, we determined in the first step of our goodwill impairment test conducted at March 31, 2009, that the carrying values of the Textbook and Bookstore Divisions exceeded their fair values, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As a result, we recorded an impairment charge of $107.0 million in fiscal year 2009. The carrying value of goodwill in excess of the implied fair value at March 31, 2009 was $67.0 million and $40.0 million for the Textbook and Bookstore Divisions, respectively. At March 31, 2009, the date of the most recent step one test, after adjusting the carrying values for goodwill impairment, the fair value of the Textbook Division exceeded the carrying value of $213.0 million by 10.5% and the Bookstore Division fair value approximated the carrying value. Remaining goodwill, at March 31, 2009, assigned to the Textbook Division was $34.6 million and to the Bookstore Division was $180.8 million. We continue to monitor events and circumstances which may affect the fair values of both reporting units, including current market conditions, and we believe that both reporting units are still at risk of failing step one of the impairment test.
In the first step of our goodwill impairment test, fair value is determined using a market approach based primarily on an EBITDA multiple, and is deemed to be the most indicative of the Company’s fair value. The EBITDA multiple approach requires that we estimate a certain valuation multiple of EBITDA derived from comparable companies and apply that multiple to our latest twelve month pro forma EBITDA. We reviewed comparable company information to determine the EBITDA multiple and concluded that 7.0x was an appropriate EBITDA multiple. This total company fair value is allocated to the reporting units based upon their percentage of EBITDA. The fair value was also calculated using the income approach (discounted cash flow approach) and we concluded that it was supportive of the fair value based upon the EBITDA multiple approach. In the second step of the goodwill impairment test, we are required to estimate the fair value of reporting unit assets and liabilities, including intangible assets, to derive the fair value of the reporting unit’s goodwill. For purposes of the second test of the goodwill impairment test, we estimated the fair value of our intangible assets tradename, customer relationships and developed technology using the relief-from-royalty market approach, excess earnings method income approach and replacement cost approach, respectively.
We are also required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets.
We monitor relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of our goodwill and identifiable intangibles. It is possible that changes in such circumstances, or in the numerous variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill and identifiable intangibles, including a further deterioration in the economy or debt markets or a significant delay in the expected recovery, could in the future require us to further write down a portion of our goodwill or write down a portion of our identifiable intangibles and record related non-cash impairment charges. If we were to have used a multiple of 6.5x, we would have recorded an impairment charge of approximately $124.0 million in fiscal year 2009.
Accrued Incentives. Our Textbook Division offers certain incentive programs to its customers that allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. The rebates can be redeemed in a number of ways, including to pay for freight charges on textbooks sold to the customer or to pay for certain products or services we offer through our Complementary Services Division. The customer can also use the rebates to pay for the cost of textbooks sold by the Textbook Division to the customer; however, a portion of the rebates earned by the customer are forfeited if the customer chooses to use rebates in this manner. If the customer fails to comply with the terms of the program, rebates earned during the year are forfeited. Significant judgment is required in estimating the expected level of forfeitures on rebates earned. Although we believe that our estimates of anticipated forfeitures, which have consistently been based upon historical experience, are reasonable, actual results could differ from these estimates resulting in an ultimate redemption of rebates which differs from that which is reflected in accrued incentives in the condensed consolidated financial statements. For the past three fiscal years, actual forfeitures have ranged between 13.7% and 16.7% of rebates earned within those years. Accrued incentives at March 31, 2009 were $6.1 million, including estimated forfeitures, however, if we accrued for rebates earned and unused as of March 31, 2009, assuming no forfeitures, our accrued incentives would have been $6.7 million.

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
Changes in Accounting Standards. In June 2009, the FASB Accounting Standards Codification (“Codification”) became the single source of authoritative GAAP. The Codification did not create any additional GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards, Emerging Issues Task Force, FASB Staff Position, etc. Authoritative standards included in the Codification are designated by their topical reference, and new standards are designated as Accounting Standards Updates with a year and assigned sequence number. References to prior standards have been updated in this interim report for the third quarter of fiscal year 2010 to reflect the new referencing system.
LIQUIDITY AND CAPITAL RESOURCES
Financing Activities
Our primary liquidity requirements are for debt service under the ABL Credit Agreement, the Senior Secured Notes, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for income tax payments, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our revolving credit facility. At December 31, 2009, our total indebtedness was $477.9 million, consisting of a $75.0 million ABL Facility, of which $23.1 million was outstanding at December 31, 2009, $200.0 million of Senior Secured Notes issued at a discount of $1.0 million with unamortized bond discount of $0.9 million, $175.0 million of Senior Subordinated Notes, $77.0 million of Senior Discount Notes, and $3.7 million of other indebtedness, including capital lease obligations.
Principal and interest payments under the ABL Facility, the Senior Secured Notes, the Senior Subordinated Notes, and the Senior Discount Notes represent significant liquidity requirements for us. An excess cash flow payment of $6.0 million for fiscal year ended March 31, 2009 under the Senior Credit Facility was paid in September 2009. There was no excess cash flow obligation for the fiscal year ended March 31, 2008.
On October 2, 2009, in conjunction with the completion of NBC’s offering of the Senior Secured Notes and payment in full of the Term Loan, we entered into the ABL Credit Agreement which provides for the ABL Facility and replaced the Revolving Credit Facility. The ABL Facility is scheduled to mature on the earlier of October 2, 2012 or the date that is 91 days prior to the earliest maturity of the Senior Secured Notes (due December 1, 2011), the Senior Subordinated Notes (due March 15, 2012), the Senior Discount Notes (due March 15, 2013), or any refinancing thereof. Borrowings under the ABL Facility are subject to the Eurodollar interest rate, not to be less than 1.5%, plus an applicable margin ranging from 4.25% to 4.75% or a base interest rate. The base interest rate is the greater of a) the prime rate, b) the federal funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 2.5%, plus an applicable margin ranging from 3.25% to 3.75%. In addition, the applicable margin will increase 1.5% during the time periods from April 15 to June 29 and from December 1 to January 29 of each year. There also is a commitment fee for the average daily unused amount of the ABL Facility ranging from 0.75% to 1.0% for such unused amount.
The Senior Secured Notes require semi-annual interest payments at a fixed rate of 10.0% and mature December 1, 2011. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments which began on September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.

Investing Cash Flows
Our capital expenditures were $4.0 million and $6.0 million for the nine months ended December 31, 2009 and 2008, respectively declining largely as a result of decreased acquisition activity. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and warehouse improvements. The ABL Credit Agreement does not have a limitation on capital expenditures other than as part of the pro forma fixed charge coverage ratio. We expect capital expenditures to be between $5.0 million and $7.0 million for fiscal year 2010.
Business acquisition and contract-management renewal expenditures were $2.3 million and $5.7 million for the nine months ended December 31, 2009 and 2008, respectively. During the nine months ended December 31, 2009, 10 bookstore locations were acquired in 8 separate transactions (all of which were contract-managed locations). During the nine months ended December 31, 2008, 18 bookstore locations were acquired in 15 separate transactions (15 of which were contract-managed locations). Our ability to make acquisition expenditures is subject to certain restrictions under the ABL Credit Agreement.
During the nine months ended December 31, 2009 and 2008, we capitalized $0.4 million and $0.3 million, respectively, in software development costs associated with new software products and enhancements to existing software products.
Operating Cash Flows
Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the ABL Facility, which replaced the Revolving Credit Facility. Usage of the ABL Facility to meet our liquidity needs will fluctuate throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used by operating activities for the nine months ended December 31, 2009 were $39.1 million, down $0.5 million from $39.6 million for the nine months ended December 31, 2008.
As of December 31, 2009, we had $16.8 million in cash available to help fund working capital requirements. At certain times of the year, we also invest in cash equivalents. The ABL Credit Agreement allows investments in (1) certain short-term securities issued by, or unconditionally guaranteed by, the federal government, (2) certain short-term deposits in banks that have combined capital and surplus of not less than $500 million, (3) certain short-term commercial paper of issuers rated at least A-1 by Standard & Poor’s or P-1 by Moody’s, (4) certain money market funds which invest exclusively in assets otherwise allowable by the ABL Credit Agreement and (5) certain other similar short-term investments. Although we invest in compliance with our credit agreement and generally seek to minimize the risk associated with investments by investing in investment grade, highly liquid securities, we cannot give assurances that the cash equivalents in our investment portfolio will not lose value or become impaired in the future.
Covenant Restrictions
We have a substantial level of indebtedness. Our debt agreements impose significant financial restrictions, which could prevent us from incurring additional indebtedness and taking certain other actions and could result in all amounts outstanding being declared due and payable if we are not in compliance with such restrictions. Access to borrowings under the ABL Facility is subject to the calculation of a borrowing base, which is a function of eligible accounts receivable and inventory, up to the maximum borrowing limit (less outstanding letters of credit). The ABL Credit Agreement restricts our ability and the ability of certain of our subsidiaries to make investments, acquisitions, loans or advances and pay dividends, except that, among other things, NBC may pay dividends to us (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes we owe. In addition, under the ABL Facility, if availability, as defined in the credit agreement, is less than the greater of 20% of the total revolving credit commitments and $15.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.10x measured for the last twelve-month period on a pro forma basis in order to maintain access to the funds under that Facility. At December 31, 2009, we had up to $75.0 million of total revolving credit commitments under the ABL Facility (less outstanding letters of credit and subject to a borrowing base). The calculated borrowing base as of December 31, 2009 was $75.0 million, of which $23.1 million was outstanding under revolving lines of credit, $1.0 million was outstanding under a letter of credit and $50.9 million was unused. At December 31, 2009, our pro forma fixed charge coverage ratio was 1.50x.

The indenture governing the Senior Discount Notes restricts our ability and the ability of certain of our subsidiaries to pay dividends or make certain other payments, subject to certain exceptions, unless certain conditions are met, including (i) no default under the indenture has occurred, (ii) we and certain of our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the amount of the dividend or payment may not exceed 50% of aggregate income from January 1, 2004 to the end of the most recent fiscal quarter plus cash proceeds received from the issuance of stock less the aggregate of payments made under this restriction. If we do not meet the preceding conditions, we may still pay dividends or make certain other payments up to $15.0 million in the aggregate. At December 31, 2009, our pro forma consolidated coverage ratio was 1.5 to 1.0 and the amount distributable was $15.0 million.
The indentures governing the Senior Subordinated Notes and the Senior Secured Notes contain similar restrictions on the ability of NBC and certain of its subsidiaries to pay dividends or make certain other payments. In addition, under the indentures to the Senior Secured Notes and the Senior Subordinated Notes, if there is no availability under the restricted payment calculation mentioned above, but NBC maintains the 2.0 to 1.0 consolidated coverage ratio on a pro forma basis, it may make payments, including dividends to us to meet the interest payments on the Senior Discount Notes. If NBC does not maintain the 2.0 to 1.0 ratio on a pro forma basis, it may still make payments, including dividends to us, up to $15.0 million in the aggregate. At December 31, 2009, NBC’s pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes was 1.9 to 1.0 and the ratio calculated under the indenture to the Senior Secured Notes was 2.0 to 1.0. The pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes differs from the ratio calculated under the indenture to the Senior Secured Notes because the indenture to the Senior Subordinated Notes excludes debt issue cost amortization for all debt instruments outstanding at the March 4, 2004 Transaction date from the calculation and the indenture to the Senior Secured Notes excludes only debt issue cost amortization for the Senior Secured Notes and the ABL Facility from the same calculation. At December 31, 2009, the amount distributable by NBC under the most restrictive indenture was $15.0 million. Such restrictions are not expected to affect our ability to meet our cash obligations for the next twelve months.
As of December 31, 2009, we were in compliance with all of our debt covenants.
Our debt covenants use EBITDA and Adjusted EBITDA in the ratio calculations mentioned above. For a discussion of EBITDA and Adjusted EBITDA, see “Adjusted EBITDA Results” elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and for a presentation reconciling EBITDA and Adjusted EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, see “Quarter Ended December 31, 2009 Compared With Quarter Ended December 31, 2008” and “Nine Months Ended December 31, 2009 Compared With Nine Months Ended December 31, 2008” elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Sources of and Needs for Capital
As of December 31, 2009, we had up to $75.0 million of total revolving credit commitments under the ABL Facility (less outstanding letters of credit and subject to a borrowing base). The calculated borrowing base as of December 31, 2009 was $75.0 million, of which $23.1 million was outstanding under lines of credit, $1.0 million was outstanding under a letter of credit and $50.9 million was unused. Amounts drawn under the ABL Facility are permitted to be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations.
On October 2, 2009, in conjunction with the completion of NBC’s offering of the Senior Secured Notes, we entered into the ABL Credit Agreement which provides for the ABL Facility (collectively the “Refinancing”). Although our overall indebtedness did not materially increase upon consummation of the Refinancing, our liquidity requirements have increased, primarily due to increased interest payment obligations. After giving effect to the Refinancing, NBC’s three principal tranches of debt (the Senior Secured Notes, the ABL Facility and the Senior Subordinated Notes) each will mature within a period of six months of each other. The ABL Facility will mature on the earlier of October 2, 2012 or the date that is 91 days prior to the earliest maturity of the $200.0 million Senior Secured Notes (which mature on December 1, 2011), the $175.0 million Senior Subordinated Notes (which mature on March 15, 2012), the $77.0 million Senior Discount Notes (which mature on March 15, 2013), or any refinancing thereof. As a consequence, we may be required to refinance the other tranches of debt in our capital structure in order to refinance the ABL Facility. Due to our highly leveraged capital structure, in the absence of a significant improvement in our credit profile and/or the financial markets, we may not be able to refinance our indebtedness, or NBC may not be able to refinance its indebtedness, on terms acceptable to us.
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

NBC Holdings Corp., a Delaware corporation and our parent, and us have separate understandings that (a) with respect to each option granted by NBC Holdings Corp., pursuant to its 2004 Stock Option Plan, we have granted, and will continue to grant, an option to purchase an equivalent number of shares of our common stock at the same exercise price to NBC Holdings Corp. and (b) with respect to each share of capital stock issued by NBC Holdings Corp., pursuant to its 2005 Restricted Stock Plan, we have issued, and will continue to issue, an equivalent number of shares of our common stock at the same purchase price per share to NBC Holdings Corp.
Off-Balance Sheet Arrangements
As of December 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
The following tables present aggregated information as of December 31, 2009 regarding our contractual obligations and commercial commitments:

		Payments Due by Period
Contractual		Less Than	2-3	4-5	After 5
Obligations	Total	1 Year	Years	Years	Years

Long-term debt	$451,311,282	$52,967	$374,185,171	$77,073,144	$—
Interest on long-term debt	107,438,245	43,588,137	59,610,774	4,239,334	—
Capital lease obligations	3,440,979	813,609	1,130,630	647,849	848,891
Interest on capital lease obligations	880,209	252,465	336,421	192,990	98,333
Operating leases	79,333,702	19,291,560	28,480,773	15,547,483	16,013,886
Uncertain tax position liabilities	—	—	—	—	—
Unconditional purchase obligations	—	—	—	—	—

Total	$642,404,417	$63,998,738	$463,743,769	$97,700,800	$16,961,110

	Total	Amount of Commitment Expiration Per Period
Other Commercial	Amounts	Less Than	2-3	4-5	Over 5
Commitments	Committed	1 Year	Years	Years	Years

Line of credit (1)	$75,000,000	$—	$75,000,000	$—	$—

(1)	Interest is not estimated on the line of credit due to uncertainty surrounding the timing and extent of usage of the line of credit.
We have recorded other long-term liabilities of $2.1 million, which consist primarily of deferred payments related to acquisitions of $0.9 million; certain lease related liabilities of $0.8 million to appropriately recognize rent expense over the rental term; and deferred compensation of $0.4 million, which are excluded from the preceding table primarily because we cannot reasonably estimate the timing of the long-term payments.

Accounting Standards Not Yet Adopted
In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (“Update 2010-06”). Update 2010-06 provides amendments to current standards to require new disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 fair value measurements. Furthermore, the update provides amendments to clarify that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for those measurements that fall in either Level 2 or Level 3. Update 2010-06 becomes effective for us in fiscal year 2011. Management has determined that the update will not have a material impact on the consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple Deliverable Arrangements” (“Update 2009-13”). Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The update addresses how to separate deliverables and how to measure and allocate arrangement considerations to one or more units of account. Update 2009-13 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management has not yet determined if the update will have a material impact on the consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“Update 2009-14”). Update 2009-14 clarifies what guidance should be used in allocating and measuring revenue for vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The amendments in this update do not affect software revenue arrangements that do not include tangible products nor do they affect software revenue arrangements that include services if the software is essential to the functionality of those services. Update 2009-14 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management has determined that the update will not have a material impact on the consolidated financial statements.
Transactions with Related and Certain Other Parties
In accordance with NBC’s debt covenants, NBC declared and paid $4.2 million in dividends to us during the nine months ended December 31, 2009 and 2008 to provide funding for interest due and payable on the Senior Discount Notes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
For the period ended December 31, 2009, our primary market risk exposure was fluctuation in interest rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and our revolving credit facility. All of our long-term debt that would have exposed us to market risk due to fluctuation in variable interest rates has been paid in full. Exposure to interest rate fluctuations for our long-term debt is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes, the Senior Secured Notes and the Senior Discount Notes). Because we pay fixed interest on our long-term debt, market fluctuations do not impact our debt interest payments. However, the fair value of our long-term debt fluctuates as a result of changes in market interest rates, changes in our credit worthiness, and changes in the overall credit market.
We may invest in certain cash equivalents from time to time allowed by the ABL Credit Agreement. At December 31, 2009, we did not hold any investments in cash equivalents.
Due to the short-term nature of the revolving credit facility, the estimated fair value was considered to approximate the carrying value at December 31, 2009. The interest rate as of December 31, 2009 was 8.25%.
Certain quantitative market risk disclosures have changed since March 31, 2009 as a result of the payment in full of the Term Loan and NBC’s issuance of the Senior Secured Notes, market fluctuations, movement in interest rates and principal payments. The table below presents summarized market risk information. The weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented.

	December 31,	March 31,
	2009	2009
Carrying Values:
Revolving credit facility	$23,100,000	$—
Fixed rate debt	454,752,261	256,334,183
Variable rate debt	—	193,076,346

Fair Values:
Revolving credit facility	$23,100,000	$—
Fixed rate debt	402,993,000	119,916,000
Variable rate debt	—	160,253,000

Overall Weighted-Average Interest Rates:
Fixed rate debt	9.72%	9.49%
Variable rate debt	—	9.25%
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting. During the quarter ended December 31, 2009, we completed a conversion to a general ledger/business planning and consolidation solution from SAP, which is utilized for external financial reporting purposes. Various controls have been modified due to the new solution, and additional controls over financial reporting, including reconciliation and verification reports and tools, have been established to ensure the accuracy and integrity of our financial statements.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS.
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
We believe all of these competitive factors have contributed to a decline in textbooks sold in the Textbook Division.
Our highly leveraged capital structure as well as the conditions of the financial markets could affect our ability to extend or refinance debt in advance of its maturity, which would negatively impact our liquidity and financial condition. Current global financial conditions have been characterized by increased market volatility. The global credit markets have been experiencing significant price volatility, dislocations and liquidity disruptions that have caused the interest rate cost of debt financings to increase considerably.
These circumstances have materially impacted liquidity in the financial markets, making terms of certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the credit markets may negatively impact our ability to extend or refinance our existing debt on reasonable terms or at all, which may negatively affect our business.

NBC’s three tranches of debt (the Senior Secured Notes, the ABL Facility and the Senior Subordinated Notes) each may mature within a period of six months of each other. The ABL Facility may mature on the earlier of October 2, 2012 or the date that is 91 days prior to the earliest maturity of the Senior Secured Notes (which mature on December 1, 2011), the Senior Subordinated Notes (which mature on March 15, 2012), the Senior Discount Notes (which mature on March 15, 2013) or any refinancing thereof. As a consequence, we may be required to refinance the other tranches of debt in our capital structure in order to refinance the ABL Facility. Due to our highly leveraged capital structure, in the absence of a significant improvement in our credit profile and/or the financial markets, we may not be able to refinance our indebtedness, or NBC may not be able to refinance its indebtedness, at all or on terms acceptable to us.
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
Our wholesale and bookstore operations are seasonal in nature – a significant reduction in sales during our peak selling periods could adversely impact our ability to repay the ABL Facility, thereby increasing interest expense and adversely impacting revenue levels by restricting our ability to buy an adequate supply of used textbooks. Our wholesale and bookstore operations experience two distinct selling periods and our wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in July/August and November/December. The buying periods for the wholesale operations occur at the end of each school semester in May and December. The primary selling periods for the bookstore operations are in August/September and January. In fiscal year 2009, 46% of our annual revenues occurred in the second fiscal quarter (July-September), while 31% of our annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, our working capital requirements fluctuate throughout the fiscal year, increasing substantially in May and December as a result of the buying periods. We fund our working capital requirements primarily through the ABL Facility. We repay our ABL Facility with cash provided from operations. A significant reduction in sales during our peak selling periods could adversely impact our ability to repay the ABL Facility, increase the average balance outstanding under the ABL Facility (thereby resulting in increased interest expense), and restrict our ability to buy an adequate supply of used textbooks (thereby adversely impacting our revenue levels).

Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing, if necessary. As of December 31, 2009, we had total outstanding debt of approximately $477.9 million. Our level of indebtedness could have important consequences. For example, it could:
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
Restrictive covenants may adversely affect our operations. The ABL Credit Agreement and the indentures governing the Senior Secured Notes, the Senior Subordinated Notes, and the Senior Discount Notes contain various covenants that limit our ability to, among other things:
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

In addition, the restrictive covenants in the ABL Credit Agreement require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants could result in a default under the ABL Facility. Moreover, the occurrence of a default under the ABL Facility could result in an event of default under our other indebtedness including the Senior Subordinated Notes, the Senior Discount Notes and the Senior Secured Notes. Upon the occurrence of an event of default under the ABL Facility, the lenders could elect to declare all amounts outstanding under the ABL Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the ABL Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the ABL Facility. If the lenders under the ABL Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the ABL Facility and our other indebtedness or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
The amount of borrowings permitted under the ABL Facility may fluctuate significantly, and the maturity of the ABL Facility may be accelerated under certain circumstances, which may adversely affect our liquidity, financial position and results of operations. The amount of borrowings permitted at any time under the ABL Facility is limited to a monthly (or more frequently under certain circumstances) borrowing base valuation of our inventory, accounts receivable and certain cash balances. As a result, access to credit under the ABL Facility is potentially subject to significant fluctuations depending on the value of the eligible assets that comprise the borrowing base as of any measurement date, as well as certain discretionary rights of the agent in respect of the calculation of such borrowing base value. In addition, in the event that we fail to comply with the covenants and restrictions of the ABL Facility, we may be in default, at which time payment of the obligations and unpaid interest may be accelerated and become immediately due and payable under the ABL Facility, which may adversely affect our liquidity, financial position and results of operations.
NBC is our sole operating subsidiary and we will need to continue to receive funds from NBC to permit satisfaction of our obligations. We are a holding company and as such conduct substantially all of our operations through NBC and its subsidiaries. Consequently, we do not have any income from our own operations and do not expect to generate income from our own operations in the future. As a result, our ability to meet our debt service obligations, including our obligations under our $77.0 million (face value) 11% Senior Discount Notes, substantially depends upon NBC and its subsidiaries’ cash flow and distribution of funds to us as dividends, loans, advances or other payments. NBC’s ability to distribute funds to us will be limited under certain circumstances under the terms of NBC’s indentures and its other indebtedness. If in the future we were unable to satisfy our obligations under the Senior Discount Notes, which could result from the application of these restrictions on NBC’s ability to distribute funds to us, it could result in an event of default under the Senior Discount Notes. An event of default under the Senior Discount Notes could result in cross-defaults under our other indebtedness, including the ABL Facility.
Increases in the price of raw materials used by our suppliers or the reduced availability of raw materials to our suppliers could increase their cost of goods, which could be passed on to us through higher prices in new textbooks, clothing and general merchandise, which may decrease our profitability. The principal raw materials used by our suppliers are paper, various fabrics and plastics. The prices we pay our suppliers for new textbooks, clothing and general merchandise are dependent in part on the market price for raw materials used to produce them. The price and availability of such raw materials may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation, economic climates and other unpredictable factors. Any and all of these factors may be exacerbated by global climate change. Fluctuations in the price and availability of raw materials to our suppliers have not materially affected our profitability in recent years. However, increases in raw material costs, together with other factors, might cause an increase in the cost of goods for our suppliers which may be passed onto us through higher prices.
ITEM 5. OTHER INFORMATION.
We are not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but are filing this Quarterly Report on Form 10-Q on a voluntary basis.

ITEM 6. EXHIBITS.

Exhibits

4.1
Indenture, dated October 2, 2009, by and among Nebraska Book Company, Inc., the Subsidiary Guarantors and Wilmington Trust FSB, as trustee and noteholder collateral agent, filed as Exhibit 4.1 to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009, is incorporated herein by reference.

4.2		Form of 10% Senior Secured Note Due 2011 (included in Exhibit 4.1 as Exhibit A to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009), is incorporated herein by reference.

4.3
Pledge and Security Agreement, dated October 2, 2009, among Nebraska Book Company, Inc., the Subsidiary Guarantors and Wilmington Trust FSB, as Noteholder Collateral Agent, filed as Exhibit 4.3 to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009, is incorporated herein by reference.

10.1
Amended and Restated Credit Agreement, dated October 2, 2009, among Nebraska Book Company, Inc., the Subsidiary Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, Bank of America, N.A., as documentation agent, filed as Exhibit 10.1 NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.

10.2
First Lien Amended and Restated Guarantee and Collateral Agreement, dated October 2, 2009, among Nebraska Book Company, Inc., the Subsidiary Guarantors and Wilmington Trust FSB, as Collateral Agent, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.

10.3
Intercreditor Agreement, dated October 2, 2009, by and among Nebraska Book Company, Inc., the Subsidiary Guarantors and Wilmington Trust FSB, as trustee, filed as Exhibit 10.3 to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009, is incorporated herein by reference.

10.4
Registration Rights Agreement, dated as of October 2, 2009, by and among Nebraska Book Company, Inc., the guarantors listed in Schedule 1 thereto, J.P. Morgan Securities Inc., Banc of America Securities LLC, Wells Fargo Securities, LLC and Piper Jaffray & Co., filed herewith.

10.5	*
Second Amendment, dated January 14, 2010, to the NBC Holdings Corp. 2004 Stock Option Plan, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K filed January 19, 2010, is incorporated herein by reference.

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

* — Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 12, 2010.

NBC ACQUISITION CORP.

/s/ Mark W. Oppegard
Mark W. Oppegard
Chief Executive Officer, Secretary and Director
(principal executive officer)

/s/ Alan G. Siemek
Alan G. Siemek
Vice President and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

4.1
Indenture, dated October 2, 2009, by and among Nebraska Book Company, Inc., the Subsidiary Guarantors and Wilmington Trust FSB, as trustee and noteholder collateral agent, filed as Exhibit 4.1 to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009, is incorporated herein by reference.

4.2		Form of 10% Senior Secured Note Due 2011 (included in Exhibit 4.1 as Exhibit A to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009), is incorporated herein by reference.

4.3
Pledge and Security Agreement, dated October 2, 2009, among Nebraska Book Company, Inc., the Subsidiary Guarantors and Wilmington Trust FSB, as Noteholder Collateral Agent, filed as Exhibit 4.3 to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009, is incorporated herein by reference.

10.1
Amended and Restated Credit Agreement, dated October 2, 2009, among Nebraska Book Company, Inc., the Subsidiary Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, Bank of America, N.A., as documentation agent, filed as Exhibit 10.1 NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.

10.2
First Lien Amended and Restated Guarantee and Collateral Agreement, dated October 2, 2009, among Nebraska Book Company, Inc., the Subsidiary Guarantors and Wilmington Trust FSB, as Collateral Agent, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.

10.3
Intercreditor Agreement, dated October 2, 2009, by and among Nebraska Book Company, Inc., the Subsidiary Guarantors and Wilmington Trust FSB, as trustee, filed as Exhibit 10.3 to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009, is incorporated herein by reference.

10.4
Registration Rights Agreement, dated as of October 2, 2009, by and among Nebraska Book Company, Inc., the guarantors listed in Schedule 1 thereto, J.P. Morgan Securities Inc., Banc of America Securities LLC, Wells Fargo Securities, LLC and Piper Jaffray & Co., filed herewith.

10.5	*
Second Amendment, dated January 14, 2010, to the NBC Holdings Corp. 2004 Stock Option Plan, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K filed January 19, 2010, is incorporated herein by reference.

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

* — Management contract or compensatory plan.