Form 10-K
period 2010-03-31
NBC ACQUISITION CORP
filed 2010-06-25
CIK 1056756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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
There were 554,094 shares of common stock outstanding as of June 25, 2010.
DOCUMENTS INCORPORATED BY REFERENCE: None
Total Number of Pages: 104
Exhibit Index: Page 99

PART I.
ITEM 1. BUSINESS.
References in this Annual Report on Form 10-K to the “Company” refer to NBC Acquisition Corp., to “NBC” refer to Nebraska Book Company, Inc., a wholly-owned subsidiary of the Company, and to “we,” “our,” “ours,” and “us” refer collectively to the Company and its subsidiaries, including NBC, except where otherwise indicated and except where the context requires otherwise.
The Company was formed for the purpose of acquiring all of the outstanding capital stock of NBC, effective September 1, 1995. The Company does not conduct significant activities apart from its investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC.
On March 4, 2004, Weston Presidio (Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P., and WPC Entrepreneur Fund II, L.P.) gained a controlling interest in us through (i) the formation of two new corporations, NBC Holdings Corp. and New NBC Acquisition Corp.; (ii) a $28.2 million equity investment by Weston Presidio in NBC Holdings Corp., funds for which were ultimately paid to us in the form of a capital contribution; (iii) Weston Presidio’s purchase of 36,455 shares of our common stock directly from our holders; (iv) the cancellation of 870,285 shares of our common stock upon payment by us of merger consideration of $180.4 million to the shareholders of record for such shares; (v) the exchange of 397,711 shares of our common stock for 512,799 shares of New NBC Acquisition Corp. capital stock in the merger of the two entities with us as the surviving entity; and (vi) the exchange of 512,799 shares of our common stock by Weston Presidio and current and former members of NBC management for a like number of shares of NBC Holdings Corp. capital stock. Payment of the $180.4 million of merger consideration was funded through proceeds from the $28.2 million capital contribution, available cash, and proceeds from $405.0 million in new debt financing, of which $261.0 million was used to retire certain debt instruments outstanding at March 4, 2004 or to place funds in escrow for untendered debt instruments called for redemption on March 4, 2004 and redeemed on April 3, 2004. Throughout this Annual Report, we generally refer to all of the steps comprising this transaction as the “March 4, 2004 Transaction.”
On April 27, 2004, we filed Registration Statements on Form S-4 with the Securities and Exchange Commission (the “SEC”) for purposes of registering debt securities to be issued in exchange for the Senior Subordinated Notes and Senior Discount Notes arising out of the March 4, 2004 Transaction. The SEC declared such Registration Statements effective on May 7, 2004. All notes were tendered in the offers to exchange which were completed on June 8, 2004.
On October 2, 2009, in conjunction with the completion of our offering of the Senior Secured Notes and payment in full of the Term Loan, NBC entered into the ABL Credit Agreement which provides for the ABL Facility and replaced the Revolving Credit Facility (collectively the “Refinancing”).
On January 8, 2010, NBC filed a Registration Statement on Form S-4 with the SEC for purposes of registering debt securities to be issued in exchange for the Senior Secured Notes arising out of the Refinancing. The SEC declared the Registration Statement effective on February 8, 2010. All notes were tendered in the offer to exchange that expired on March 15, 2010.
General
We sell or rent a variety of new and used textbooks and sell general merchandise, such as apparel, general books, sundries and gift items, through our nationwide chain of bookstores on or adjacent to college campuses. We also engage in these activities on the internet through hundreds of websites operated by us as well as numerous third-party websites. We believe we are also one of the largest wholesale distributors of used college textbooks in North America, offering over 105,000 textbook titles and selling over 6.3 million books annually, primarily to bookstores serving campuses located in the United States. We are also a provider of distance education materials to students in nontraditional courses, which include correspondence and corporate education courses. Furthermore, we provide the college bookstore industry with a variety of services including proprietary information and e-commerce systems, in-store promotions, buying programs, and consulting services. With origins dating to 1915 as a single bookstore operation, we have built a consistent reputation for excellence in order fulfillment, shipping performance and customer service.

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
Bookstore Division. College bookstores are a primary outlet for sales and rental of new and used textbooks to students. We also sell a variety of other merchandise including apparel, general books, sundries, and gift items. In addition to in-store sales, we sell textbooks and other merchandise on the internet through our own bookstores’ websites as well as numerous third-party websites. As of March 31, 2010, we operated 280 college bookstores on or adjacent to college campuses. Of these 280 bookstores, 146 were leased from the educational institution that they served (also referred to as contract-managed) and 134 were owned or leased off-campus bookstores. On May 1, 2006, we acquired 101 college bookstore locations, 98 of which were contract-managed, through the acquisition of all of the outstanding stock of College Book Stores of America, Inc. (“CBA”). CBA began providing contract-management services to small to medium-sized colleges and universities nationwide in 1984.
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
Textbook Division. We believe we are one of the largest wholesale distributors of used college textbooks in North America. Our Textbook Division consists primarily of selling used textbooks to college bookstores and on the internet through third-party websites, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores and on the internet. We purchase used textbooks from and resell them to college bookstores at college campuses of all sizes, including many of the nation’s largest campuses, such as: University of Virginia; Oregon State University; University of Texas; University of Illinois; University of Washington; University of Southern California; and Long Beach State University. Historically, because the demand for used textbooks has consistently outpaced the supply, Textbook Division sales have been determined primarily by the amount of used textbooks that we could purchase. Our strong relationships with the management of college bookstores nationwide have provided important access to valuable market information regarding the campus-by-campus supply and demand of textbooks, as well as an ability to procure large quantities of a wide variety of textbooks. We provide an internally-developed Buyer’s Guide to our Textbook Division customers. This guide lists details such as author, new copy retail price, and our repurchase price for approximately 52,000 textbook titles.
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
Other services offered to college bookstores include the sale of computer hardware and software, such as our turnkey bookstore management software that incorporates point of sale, inventory control and accounting modules, and related maintenance contracts. We have installed our proprietary total store management system at over 940 college bookstore locations, and we have an installed base of over 220 college bookstore locations for our textbook management control systems. In total, including our own bookstores, almost 1,200 college bookstore locations use our bookstore management software products.
On July 1, 2003, we acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. (“CampusHub”), an entity affiliated with us through common ownership. CampusHub is no longer separately incorporated and is instead accounted for as a division within our Complementary Services Division. CampusHub provides college bookstores with a way to sell in-store inventory and virtual brand name merchandise over the internet utilizing technology originally developed by us. This technology is utilized at approximately 640 bookstores.
We also provide centralized buying, consulting and store design services to assist college bookstores with their operations.

Industry Segment Financial Information
Revenue, operating profit or loss, and identifiable assets attributable to each of our reportable segments are disclosed in the notes to the consolidated financial statements presented in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. We make our periodic and current reports available, free of charge, through www.nebook.com as soon as reasonably practicable after such material is electronically filed with the SEC. Information contained on our website is not a part of this Annual Report on Form 10-K.
Business Strategy
Our objective is to strengthen our position as a leading provider of products and services to the college bookstore market, thereby increasing revenue and cash flow. In order to accomplish our goal, we intend to pursue the following strategies:
Capitalize on college bookstore opportunities. We intend to increase revenues for our Bookstore Division by acquiring, opening or contract-managing additional bookstores at selected college campuses and by offering additional textbook rental programs, specialty products and services at our existing bookstores. We intend to pursue revenue growth and expand the buyback of used textbook inventory through the increased use of technology to enhance our internet activity using third-party and our own bookstores’ websites. Over time, we also intend to increase both in-store and internet transactions through the introduction and use of a national brand in appropriate markets.
Re-establish growth in the Textbook Division. We expect the Textbook Division to continue to be a primary contributor of revenues and cash flows, primarily as a result of an expected increase in college enrollments, continued utilization of used textbooks, and through the expansion of our own Bookstore Division, which should provide an additional supply of used textbooks. Additionally, to increase our supply of used textbooks, our commission structure is designed to reward customers who make a long-term commitment to supplying us with a large portion of their textbooks, and we continue to change and enhance our marketing campaign to increase student awareness of the benefits of buying and selling used textbooks. Finally, we expect to continue to utilize technology to enhance our ability to acquire and sell used textbooks in this division.
Increased market penetration through technology solutions. We intend to continue generating incremental revenue through the sale of our turnkey bookstore management software that incorporates point of sale, inventory control and accounting modules. The installation of our software, along with e-commerce technology offered through CampusHub, a division within the Complementary Services Division, also increases the channels through which we can access the college and university market.
Expansion of other services programs. We intend to continue to develop and provide other services that enhance the college bookstore business, such as distance education distribution, our centralized buying group, store design consulting and other technology-related programs.
Industry Overview
Based on recent industry trade data from the National Association of College Stores, we believe the college bookstore industry remains strong, with approximately 4,500 college bookstores generating annual sales of approximately $10.2 billion in the 2008-09 academic year to college students and other consumers in the United States. Sales of textbooks and other education materials used for classroom instruction comprise approximately sixty-five percent of that amount. We expect this market will continue to grow as a result of continuing increases in enrollment at U.S. colleges as estimated by the U.S. Department of Education. The United States Department of Education projects that total enrollment in the United States colleges will increase from 18.2 million in 2008 to 19.0 million in 2012.
College bookstore market. College bookstores generally fall into three categories:
(i)	institutional — bookstores that are primarily owned and operated by institutions of higher learning;
(ii)	contract-managed — bookstores owned by institutions of higher learning and managed by outside, private companies, typically found on-campus; and
(iii)	independent bookstores — privately owned and operated stores, generally located off campus.

Wholesale textbook market. We believe that used textbooks will continue to be attractive to both students and college bookstores. Used textbooks provide students with a lower-cost alternative to new textbooks and bookstores typically achieve higher margins through the sale of used rather than new textbooks.
The pricing pattern of textbook publishing accounts for a large part of the growth of the used textbook market. Because of copyright restrictions, each new textbook is produced by only one publisher, which is free to set the new copy retail price and discount terms to bookstores. Based on our experience, publishers generally offer new textbooks at prices that enable college bookstores to achieve a gross margin of 23.0% to 25.0% on new textbooks. Historically, the high retail costs of new textbooks and the higher margins achieved by bookstores on the sale of used textbooks have encouraged the growth of the market for used textbooks.
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
College bookstores begin to place orders with used textbook wholesalers once professors determine which textbooks will be required for their upcoming courses, usually by the end of May for the fall semester and the end of November for the spring semester. Bookstore operators must first determine their allocation between new and used copies for a particular title but, in most cases, they will order an ample supply of used textbooks because: (i) used textbook demand from students is typically strong and consistent; (ii) many operators only have access to a limited supply from wholesalers and believe that not having used textbook alternatives could create considerable frustration among students and with the college administration; (iii) bookstore operators earn higher margins on used textbooks than on new textbooks; and (iv) both new and used textbooks are sold with return privileges, eliminating any overstock risk (excluding freight charges) to the college bookstore.
New textbook ordering usually begins in June (for the fall semester), at which time the store operator augments its expected used textbook supply by ordering new textbooks. By this time, publishers typically will have just implemented their annual price increases. These regular price increases allow us and our competitors to buy used textbooks based on old list prices (in May) and to almost simultaneously sell them based on new higher prices, thereby creating an immediate margin increase.
While price is an important factor in the store operator’s purchasing decision, available supply, as well as service, usually determine with which used textbook wholesaler a college bookstore will develop a strong relationship. Used textbook wholesalers that are able to significantly service a college bookstore account typically receive preferential treatment from store operators, both in selling and in buying used textbooks. Pure exclusive supply arrangements in our market are rare; however, in the past nine to ten fiscal years, we have been marketing certain supply programs to the industry. These programs reward customers who make a long-term commitment to supplying us with a large portion of their books through enhanced commissions, express returns, and book-buy promotion ideas and marketing materials. At the end of fiscal year 2010, over 480 bookstores were participating in these programs. Since we are usually able to sell a substantial majority of the used textbooks we are able to purchase, our ability to obtain sufficient supply is a critical factor in our success.
Products and Services
Bookstore Division. As of March 31, 2010, we operated 280 college bookstores on or adjacent to college campuses. These bookstores sell and rent a wide variety of used and new textbooks and sell general books and assorted merchandise, including apparel, sundries and gift items. Over the past three fiscal years, external customer revenues (revenues excluding intercompany revenues) of our bookstores from activities other than used and new textbook sales and rentals have been between 16.6% and 17.4% of total revenues. We have been, and intend to continue, selectively expanding our product offerings at our bookstores in order to increase revenues and profitability. We have also installed, and are continually improving, software that provides e-commerce capabilities in all of our own bookstores, thereby allowing our bookstores to further expand product offerings and compete with other online textbook and general merchandise sellers. All of our bookstores sell through their own customized websites and many stores also sell textbooks and general merchandise through third-party websites that are popular among college students such as Amazon.com and Half.com.

Textbook Division. Our Textbook Division is engaged in the procurement and redistribution of used textbooks on college campuses primarily across the United States and through third-party websites. The portion of the used textbook business that our division operates in is limited to certain stores, certain textbooks and certain third-party websites. In general, the portion of the college bookstore market that our Textbook Division cannot access includes those contract-managed stores that are not operated by us that sell their used textbooks to affiliated companies, institutional and independent bookstores, to the extent that such used textbooks are repurchased from students and are retained by the bookstore for resale without involving a wholesaler and third-party websites that we do not buy and sell used textbooks through.
We publish the Buyer’s Guide, which lists approximately 52,000 textbooks according to author, title, new copy retail price, and our repurchase price. The Buyer’s Guide is an important part of our inventory control and textbook procurement system. We update and reprint the Buyer’s Guide nine times each year and make it available in both print and various electronic formats, including on our proprietary software applications. A staff of dedicated professionals gathers information from all over the country in order to make the Buyer’s Guide into what we believe to be the most comprehensive and up-to-date pricing and buying aid for college bookstores. We also maintain a database of approximately 174,000 titles in order to better serve our customers.
Complementary Services Division. Through Specialty Books, we have access to the market for distance education products and services. Currently, we provide students at approximately 30 colleges and private high schools with textbooks and materials for use in distance education and other education courses, and we are a provider of textbooks to nontraditional programs and students such as correspondence or corporate education students. We believe the fragmented distance education market represents an opportunity for us to leverage our fulfillment and distribution expertise in a growing sector of the industry. Beyond textbooks, we offer services and specialty course materials to the distance education marketplace. Students are provided a web portal allowing them a secure and easy-to-use method for obtaining their course materials. Over the past three fiscal years, external customer revenues of Specialty Books have been between 50.2% and 54.9% of total Complementary Services Division revenues.
Other services offered to college bookstores include services related to our turnkey bookstore management software that incorporates point of sale, inventory control and accounting modules, the sale of other software and hardware, and the related maintenance contracts. These services generate revenue and assist us in gaining access to new sources of used textbooks. We have installed our proprietary total store management system at over 940 college bookstore locations, and we have an installed base of over 220 college bookstore locations for our textbook management control systems. In total, including our own bookstores, almost 1,200 college bookstore locations use our bookstore management software products. In addition, we have developed software for e-commerce capabilities. These software products allow college bookstores to launch their own e-commerce site and effectively compete against other online textbook and general merchandise sellers by offering textbooks and both traditional and non-traditional store merchandise online. Presently, there are approximately 640 stores, including our own stores, licensing our e-commerce technology via CampusHub. We also offer a digital delivery solution which allows a college bookstore to offer students the option of purchasing E-books via download in addition to new and used textbooks. On April 14, 2008, we announced an agreement with CourseSmart, a comprehensive supplier of digital course materials, which establishes us as CourseSmart’s preferred supplier of e-books to the college bookstore community.
Through C2O, we are able to offer a variety of products and services to participating college bookstores. C2O negotiates apparel, supplies, gifts, and general merchandise discounts and develops and executes marketing programs for its membership. C2O has evolved into a buying group with substantial purchasing clout by aggregating the purchasing power of approximately 770 participating stores. Other C2O marketing services include a freight savings program, a credit card processing program, a shopping bag program, and retail display allowances for magazine displays. Additionally, the C2O staff of experienced professionals consults with the management and buyers of member bookstores. Consulting services offered include strategic planning, store review, merchandise assortment planning, buyer training, and help with other operational aspects of the business. While consulting has historically represented a relatively small component of C2O’s business, it is nonetheless strategically important to the ongoing success of this aspect of our business.
We also provide consulting and store design services to assist college bookstores in store presentation and layout.

Business Description
Bookstore Division. An important aspect of our business strategy is a program designed to reach new customers through the opening or acquisition of bookstores adjacent to college campuses or the contract-management of stores on campus. In addition to generating sales or rentals of new and used textbooks and sales of general merchandise, these outlets enhance our Textbook Division by increasing the inventory of used books purchased from the campus.
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
As of March 31, 2010 we operated 280 college bookstores nationwide, having expanded from 124 bookstores at the beginning of fiscal year 2006. During fiscal year 2010, we initiated the contract-management of 14 bookstore locations and established the start-up of 6 bookstore locations.
The table below highlights certain information regarding our bookstores added and closed through March 31, 2010.

			Bookstores
	Bookstores Open	Bookstores	Lost/Closed	Bookstores at
	at Beginning of	Added During	During Fiscal	End of Fiscal
Fiscal Year	Fiscal Year	Fiscal Year	Year	Year
2006	124	17	2	139
2007	139	120	15	244
2008	244	23	7	260
2009	260	24	7	277
2010	277	20	17	280
We plan to continue increasing the number of bookstores in operation. The private bookstore expansion plan will focus on campuses where we do not already have a strong relationship with the on-campus bookstore. In determining whether or not to purchase an existing bookstore or open a new bookstore, we look at several criteria: (i) a large enough market to justify our efforts (typically this means a campus of at least 5,000 students); (ii) the competitive environment (how many bookstores currently serve the campus); (iii) a site in close proximity to campus with adequate parking and accessibility; (iv) the potential of the bookstore to have a broad product mix (larger bookstores are more attractive than smaller bookstores because a full line of general merchandise can be offered in addition to textbooks); (v) the availability of top-quality management; and (vi) certain other factors, including leasehold improvement opportunities and personnel costs. We also plan to pursue opportunities to contract-manage additional institutional stores. In determining to pursue opportunities to contract-manage a campus bookstore, we look at: (i) the size of the market; (ii) the competitive status of the market; (iii) the availability of top quality management; and (iv) certain other factors, including personnel costs. As mentioned previously, on May 1, 2006, we acquired 101 college bookstore locations, 98 of which were contract-managed, through the acquisition of all of the outstanding stock of CBA.

Wholesale Procurement and Distribution. Historically, because the demand for used textbooks has consistently exceeded supply, our sales have been primarily determined by the amount of used textbooks that we can purchase. As a result, our success has depended primarily on our inventory procurement, and we continue to focus our efforts on obtaining inventory. In order to ensure our ability to both obtain and redistribute inventory, our Textbook Division strategy has emphasized establishing and maintaining strong customer and supplier relationships with college bookstores (primarily, independent and institutional college bookstores) through our employee account representatives. These 27 account representatives (as of March 31, 2010) are responsible for procuring used textbooks from students, marketing our services on campus, purchasing overstock textbooks from bookstores and securing leads for sale of our systems products. We have been able to maintain a competitive edge by providing superior service, made possible primarily through the development and maintenance of ready access to inventory, information and supply. Other components of the Textbook Division strategy and its implementation include: (i) selectively paying a marginal premium relative to competitors to entice students to sell back more textbooks to us; (ii) gaining access to competitive campuses (where the campus bookstore is contract-managed by a competitor) by opening or acquiring off-campus, company-owned college bookstores; (iii) using technology to gain efficiencies and to improve customer service; (iv) maintaining a knowledgeable and experienced sales force that is customer-service oriented; (v) providing working capital flexibility for bookstores making substantial purchases; (vi) establishing long-term supply arrangements by rewarding customers who make a long-term commitment to supplying us with a large portion of their books; and (vii) purchasing and selling textbooks over the internet through third-party websites.
The two major used textbook purchasing seasons are at the end of each academic semester, May and December. Although we make textbook purchases during other periods, the inventory purchased in May, before publishers announce their price increases in June and July, allows us to purchase inventory based on the lower retail prices of the previous year. The combination of this purchasing cycle and the fact that we are able to sell our inventory in relation to retail prices for the following year permits us to realize additional gross profit. We advance cash to our representatives during these two periods, and the representatives in turn buy textbooks directly from students, generally through the on-campus bookstore.
After we purchase the textbooks, we arrange for shipment to our warehouse in Nebraska via common carrier. At the warehouse, we refurbish damaged textbooks and categorize and shelve all other textbooks in a timely manner, and enter them into our online inventory system.
Customers place orders by phone, mail, fax or other electronic method. Upon receiving an order, we remove the textbooks from available inventory and hold them for future shipping. Customers may generally return textbooks within 60 days after the start of classes (90 days for certain customers participating in the exclusive supply program). External customer returns over the past three fiscal years have averaged approximately 23.7% of sales and generally are attributable to course cancellations or overstocking. The majority of returns are textbooks that we are able to resell for the next semester.
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
We conduct training courses for all systems users online and at our headquarters in Lincoln, Nebraska. Classes are small and provide hands on training for the various systems. Printed reference manuals and training materials accompany each system. The customer support call center is staffed with approximately 60 experienced personnel. Support is offered via website, e-mail, and toll-free phone numbers. While support hours vary per product and time of year, after-hours pager support is available for mission-critical systems.

Beginning late in fiscal year 2008, we embarked on a project to replace our internally-developed general ledger system with a general ledger/business planning and consolidation solution from SAP. During fiscal year 2009, the new solution was put into place and utilized for internal management reporting and the fiscal year 2010 budgeting process. The new solution was fully integrated in fiscal year 2010, and, among other things, provides us with greater flexibility in recording and analyzing our operating results and streamlining our budgeting process and is utilized for external financial reporting purposes.
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
We sell our Textbook and certain Complementary Services Division products and services to college bookstores throughout North America, primarily throughout the United States. Our Textbook Division purchases from and resells used textbooks to college bookstores at college campuses of all sizes, including many of the nation’s largest campuses, such as: University of Virginia; Oregon State University; University of Texas; University of Illinois; University of Washington; University of Southern California; and Long Beach State University. Our 25 largest Textbook Division customers accounted for approximately 2.7% of our fiscal year 2010 consolidated revenues. No single Textbook Division customer accounted for more than 1.0% of our fiscal year 2010 consolidated revenues.
Our distance education program is, among other things, a primary supplier of textbooks and educational material to students enrolled in online courses offered through approximately 30 colleges and private high schools. For the fiscal years ended March 31, 2010, 2009 and 2008, one institution accounted for approximately 68%, 69% and 63%, respectively, of distance education program external customer revenues.
No single customer accounted for more than 10.0% of our consolidated revenues in fiscal year 2010, 2009 or 2008.
Competition
We compete with a variety of other companies and also individuals, all of whom seek to provide products and/or services to the college marketplace. Our main corporate competitors, who provide products and services to colleges and universities, college bookstores and directly to students, are Follett Higher Education Group (“Follett”) and MBS Textbook Exchange/Barnes & Noble College Booksellers (“MBS”). MBS Textbook Exchange and Barnes & Noble College Booksellers are affiliated companies with certain common ownership.
Our Bookstore Division competes with:
•	Follett, MBS and a number of smaller companies for the opportunity to contract-manage institutional college bookstores (Follett and MBS contract-manage more than 700 and 600 stores, respectively);
•	other college bookstores located at colleges and universities that we serve;
•	a number of entities that rent or sell textbooks, sell e-books, other digital content and other merchandise directly to students through e-commerce bypassing the traditional college bookstore;
•	student-to-student transactions that take place on campus and over the internet; and
•
course packs and electronic media as a source of textbook information, such as on-line resources, e-books, print-on-demand textbooks and CD-ROMs which may replace or modify the need for students to purchase textbooks through the traditional college bookstore.

Our Textbook Division competes in the used textbook market, which includes the purchase and resale of used textbooks. We compete with:
•	college bookstores who normally repurchase textbooks from students to be reused on that campus the following semester or term;
•	student-to-student transactions that take place on campus and over the internet;
•	other wholesalers who purchase used textbooks from students and then resell them to other college bookstores; and
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
Our Complementary Services Division competes with:
•	MBS in the sale and installation of college bookstore information technology;
•	MBS in the distance education textbook distribution market;
•	college bookstores that provide their own e-commerce solution in competition with CampusHub;
•
the Independent College Bookstore Association (“ICBA”) in the centralized buying service business (participation by college bookstores in C2O’s or ICBA’s centralized buying service is voluntary, and college bookstores may, and some do, belong to both buying associations); and

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
Insurance
We maintain general liability, property, worker’s compensation and other insurance in amounts and on terms that we believe are customary for companies similarly situated. In addition, we maintain excess insurance where we reasonably believe it is cost effective.
Employees
As of March 31, 2010 we had a total of approximately 2,600 employees, of which approximately 1,300 were full-time, approximately 800 were part-time and approximately 500 were temporary. We have no unionized employees and believe that our relationship with our employees is satisfactory.
In view of the seasonal nature of our Textbook Division, we use seasonal labor to improve operating efficiency. We employ a small number of “flex-pool” workers who are cross-trained in a variety of warehouse functions. Temporary employees augment the flex-pool to meet periodic labor demands.

Geographic Financial Information
Revenues from external customers and long-lived assets, all of which are attributable to domestic operations, are disclosed in the notes to the consolidated financial statements presented in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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
Our highly leveraged capital structure, as well as the conditions of the financial markets, could affect our ability to extend or refinance our debt in advance of its maturity dates, which would negatively impact our liquidity and financial condition. Current global financial conditions have been characterized by increased market volatility. The global credit markets have been experiencing significant price volatility, dislocations and liquidity disruptions that have caused the interest rate cost of debt financings to increase considerably.
These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the credit markets may negatively impact our ability to extend or refinance our existing debt on reasonable terms or at all, which may negatively affect our business.
NBC’s three tranches of debt (the Senior Secured Notes, the ABL Facility and the Senior Subordinated Notes) each may mature within a period of six months of each other. The ABL Facility may mature on the earlier of October 2, 2012 and the date that is 91 days prior to the earliest maturity of the Senior Secured Notes (which mature on December 1, 2011), the Senior Subordinated Notes (which mature on March 15, 2012), the Senior Discount Notes (which mature on March 15, 2013), or any refinancing thereof. As a consequence, we may be required to refinance the other tranches of debt in our capital structure in order to refinance the ABL Facility. Due to our highly leveraged capital structure, in the absence of a significant improvement in our credit profile and/or the financial markets, we may not be able to refinance our indebtedness, or NBC may not be able to refinance its indebtedness, at all or on terms acceptable to us.
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
We are experiencing growing competition from alternative media and alternative sources of textbooks for students (such as websites designed to rent or sell textbooks and sell e-books, other digital content and other merchandise directly to students; on-line resources; publishers selling or renting directly to students; print-on-demand textbooks; and CD-ROMs) and from the use of course packs (which are collections of copyrighted materials and professors’ original content which are produced by college bookstores and sold to students), all of which have the potential to reduce or replace the need for textbooks sold through college bookstores. A substantial increase in the availability or the acceptance of these alternatives as a source of textbooks and textbook information could significantly reduce college students’ use of college bookstores and/or the use of traditional textbooks and thus adversely impact our revenue levels and profit margins.
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
Further deterioration in the economy and credit markets, a decline in consumer spending or other conditions may adversely affect our future results of operations. As widely reported, the global credit markets and financial services industry have been experiencing a period of upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability and intervention from the United States federal government. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions or that any recovery, if and when achieved, will be sustained. While the ultimate outcome of these events cannot be predicted, it may decrease student enrollment in colleges and universities due to the lack of financial aid and other sources of funding for education. Spending by students on textbooks and other general merchandise may also decrease due to the economic downturn.
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

We may not be able to successfully renew our contract-managed bookstores on profitable terms, which could adversely impact our profit margins. As we expand our operations in contract-management of institutional bookstores, we will increasingly be competing for the renewal of our contracts for those stores as the current contracts expire. Our contracts are typically for 3 to 5 years, with various renewal and cancellation clauses. We may not be successful in renewing our current contracts or those renewals may not be on terms that provide us the opportunity to improve or maintain the profitability of managing the bookstore. If we are unable to successfully renew our contracts on profitable terms, our profit margins could be adversely impacted.
Publishers may not continue to increase prices of textbooks annually, which could adversely impact our revenue levels and profit margins. We generally buy used textbooks based on publishers’ prevailing prices for new textbooks just prior to the implementation by publishers of their annual price increases (which historically have been 4% to 5%) and resell these textbooks shortly thereafter based upon the new higher prices, thereby creating an immediate margin increase. Our ability to increase our used textbook prices each fiscal year depends on annual price increases on new textbooks implemented by publishers. The failure of publishers to continue annual price increases on new textbooks could adversely impact our revenue levels and profit margins. In recent periods, annual increases in prices have allowed us to partially offset a decline in unit sales, however there is no guaranty that this will continue.
Publisher practices regarding new editions and materials packaged with new textbooks could change, thereby reducing the supply of used textbooks available to us and adversely impacting our revenue levels and profit margins. Publishers have historically produced new editions of textbooks every two to four years. Changes in the business models of publishers to accelerate the new edition cycle or to significantly increase the number of textbooks with other materials packaged or bundled with them (which makes it more difficult to repurchase and resell the entire package of materials) could reduce the supply of used textbooks available to us, thereby adversely impacting our revenue levels and profit margins.
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
Our wholesale and bookstore operations are seasonal in nature — a significant reduction in sales during our peak selling periods could adversely impact our ability to repay the ABL Facility, thereby increasing interest expense and adversely impacting revenue levels by restricting our ability to buy an adequate supply of used textbooks. Our wholesale and bookstore operations experience two distinct selling periods and our wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in July/August and November/December. The buying periods for the wholesale operations occur at the end of each school semester in May and December. The primary selling periods for the bookstore operations are in August/September and January. In fiscal year 2010, 46% of our annual revenues occurred in the second fiscal quarter (July-September), while 32% of our annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, our working capital requirements fluctuate throughout the fiscal year, increasing substantially in May and December as a result of the buying periods. We fund our working capital requirements primarily through the ABL Facility. We repay the ABL Facility with cash provided from operations. A significant reduction in sales during our peak selling periods could adversely impact our ability to repay the ABL Facility, increase the average balance outstanding under the ABL Facility (thereby resulting in increased interest expense), and restrict our ability to buy an adequate supply of used textbooks (thereby adversely impacting our revenue levels).
We are controlled by one principal equity holder, which has the power to take unilateral action and could have an interest in pursuing acquisitions, divestitures and other transactions, even though such transactions might involve risks to other affected parties. Weston Presidio beneficially owns approximately 81.4% of our issued and outstanding common stock (taking into account for such percentage calculation options outstanding and options available, if any, for future grant under the 2004 Stock Option Plan). As a result, Weston Presidio is able to control all matters, including the election of a majority of our board of directors, the approval of amendments to NBC’s and our certificate of incorporation and the approval of fundamental corporate transactions such as mergers and asset sales. The interests of Weston Presidio may not in all cases be aligned with the interests of other affected parties. In addition, Weston Presidio may have an interest in pursuing acquisitions, divestitures and other transactions, including selling us, that, in its judgment, could affect its equity investment, even though such transactions might involve risks to other affected parties.

Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing, if necessary. As of March 31, 2010, we had total outstanding debt of approximately $454.6 million. Our level of indebtedness could have important consequences. For example, it could:
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

In addition, the restrictive covenants in the ABL Credit Agreement require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants could result in a default under the ABL Facility. Moreover, the occurrence of a default under the ABL Facility could result in an event of default under our other indebtedness including the Senior Subordinated Notes, the Senior Secured Notes and the Senior Discount Notes. Upon the occurrence of an event of default under the ABL Facility, the lenders could elect to declare all amounts outstanding under the ABL Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the ABL Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the ABL Facility. If the lenders under the ABL Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the ABL Facility and our other indebtedness or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
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
A portion of our goodwill recently became impaired and we may be required to write down additional amounts of goodwill or identifiable intangibles and record impairment charges if future circumstances indicate that goodwill or identifiable intangibles are impaired. We monitor relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of our goodwill and identifiable intangibles. It is possible that changes in such circumstances, or in the numerous variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill and identifiable intangibles, could in the future require us to further write down a portion of our goodwill or write down a portion of our identifiable intangibles and record related non-cash impairment charges. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including the Intangibles — Goodwill and Other and Property, Plant and Equipment Topics of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”). In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Our evaluation of impairment is based on a combination of our projection of estimated future cash flows and other valuation methodologies. We recorded impairment charges of $107.0 million to reduce the carrying value of goodwill to its estimated fair value at March 31, 2009. We completed our annual test for impairment during the fourth quarter for the year ended March 31, 2010 and no impairment was indicated. The goodwill impairment charge is described in greater detail in Note F to the notes to our consolidated financial statements.
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
ITEM 2. PROPERTIES.
At March 31, 2010, our Bookstore Division locations consisted of the following: (i) 6 owned off-campus bookstore locations, (ii) 128 leased off-campus bookstore locations, and (iii) 146 leased on-campus (contract-managed) bookstore locations serving university and post-graduate educational institutions throughout the United States. These institutions serve more than 2 million students. We own our two Textbook Division warehouses (totaling 253,000 square feet) in Lincoln, Nebraska (one of which is also the location of our headquarters). Our distance education program resides in a leased facility with 49,500 square feet in Athens, Ohio. The lease, as amended, expires on May 31, 2011 and has one one-year option to renew.
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
ITEM 4. RESERVED AND REMOVED.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of June 25, 2010, based upon the number of holders on record, there were 5 holders of NBC Acquisition Corp. common stock, those holders being four funds affiliated with Weston Presidio (which held a total of 36,455 shares) and NBC Holdings Corp., a new corporation formed by Weston Presidio as part of the March 4, 2004 Transaction. As of June 25, 2010, NBC Holdings Corp.’s issued and outstanding capital stock totaled 517,639 shares and correlated with the 517,639 shares of NBC Acquisition Corp. common stock it held. There are 29 holders on record of NBC Holdings Corp. capital stock, including the four funds affiliated with Weston Presidio and current and former members of our management group. As of June 25, 2010, there were also options granted and outstanding under the 2004 Stock Option Plan, held by 45 current and former members of our management group, to purchase 89,391 shares of NBC Holdings Corp. capital stock. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, the payment of dividends is subject to various restrictions under our debt instruments. As a result, no dividends were declared on our common stock during fiscal year 2010 and 2009. There is no established public trading market for the NBC Acquisition Corp. common stock.

On March 31, 2006, 4,200 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to certain officers and directors of the Company (the “Officers”). The shares purchased by the Officers are each subject to a Stock Repurchase Agreement (the “SRA”) that, among other things, provides that if the Officer in question is still employed by NBC Holdings Corp., his purchased shares vest on September 30, 2010 (the “Vesting Date”). If the Officer is not employed by NBC Holdings Corp. on that date, the shares do not vest, except under certain conditions related to termination of his employment without “cause” (as defined in the SRA) or due to his death or disability. If the Officer is terminated without cause prior to the Vesting Date, the shares vest based upon a formula determined by the number of days from March 31, 2006 to the date of termination as a percentage of the number of days from March 31, 2006 to the Vesting Date. If a termination without cause before the Vesting Date follows a Change of Control (as defined in the SRA), all of the Officer’s shares become immediately vested. Additionally, NBC Holdings Corp. purchased 4,200 shares of our common stock for an aggregate of $42 on March 31, 2006. The shares issued to NBC Holdings Corp. are subject to the same conditions as those issued to the Officers. These shares were issued pursuant to an exemption from registration claimed under Section 4(2) of the Securities Act of 1933, as amended.
We and NBC Holdings Corp. have separate understandings that (a) with respect to each option granted by NBC Holdings Corp., pursuant to its 2004 Stock Option Plan, we have granted, and will continue to grant, an option to purchase an equivalent number of shares of our common stock at the same exercise price to NBC Holdings Corp. and (b) with respect to each share of capital stock issued by NBC Holdings Corp., pursuant to its 2005 Restricted Stock Plan, we have issued, and will continue to issue, an equivalent number of shares of our common stock at the same purchase price per share to NBC Holdings Corp.
Additional information regarding equity compensation plans can be found in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth our selected historical consolidated financial and other data and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data. The selected historical consolidated financial data was derived from our audited consolidated financial statements.

	Fiscal Years Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Statement of Operations Data:
Revenues	$605,494	$610,716	$581,248	$544,428	$420,108
Costs of sales (exclusive of depreciation shown below)	370,196	371,369	354,140	332,444	250,914

Gross profit	235,298	239,347	227,108	211,984	169,194
Operating expenses:
Selling, general and administrative (1)	161,858	168,315	157,193	143,096	107,991
Closure of California Warehouse	—	—	(36)	774	—
Depreciation	8,517	7,603	7,209	5,916	4,913
Amortization	10,853	11,384	10,443	9,613	8,762
Goodwill impairment (2)	—	106,972	—	—	—

Income (Loss) from operations	54,070	(54,927)	52,299	52,585	47,528
Other expenses (income):
Interest expense	49,405	41,603	41,659	40,410	35,931
Interest income	(180)	(427)	(1,332)	(1,643)	(1,275)
Loss on early extinguishment of debt (3)	3,066	—	—	—	—
(Gain) Loss on derivative instrument (4)	—	102	198	225	(525)

Income (Loss) before income taxes	1,779	(96,205)	11,774	13,593	13,397
Income tax expense (benefit)	(532)	4,289	4,558	5,700	5,527

Net income (loss)	$2,311	$(100,494)	$7,216	$7,893	$7,870

Earnings (Loss) Per Share:
Basic	$1.33	$(181.79)	$13.02	$14.25	$14.32
Diluted	1.32	(181.79)	12.61	13.89	14.00
Other Data:
Adjusted EBITDA (5)	$73,440	$71,032	$69,951	$68,114	$61,203
Net cash flows from operating activities	30,831	26,356	21,101	27,516	22,573
Net cash flows from investing activities	(8,766)	(14,898)	(22,179)	(32,809)	(18,122)
Net cash flows from financing activities	(5,131)	3,254	(2,578)	4,893	(2,293)
Capital expenditures	5,411	7,979	7,261	6,543	7,312
Business acquisition expenditures (6)	2,848	6,321	14,682	25,874	10,849
Number of bookstores open at end of the period (7)	280	277	260	244	139

Balance Sheet Data (At End of Period):
Cash and cash equivalents	$60,973	$44,038	$29,326	$32,983	$33,383
Working capital (8)	168,190	151,149	136,729	130,389	111,066
Total assets	616,271	609,088	703,364	697,005	647,079
Total debt, including current maturities	454,624	449,411	452,204	445,098	416,762
Redeemable Preferred Stock	11,806	10,233	—	—	—

(1)	Includes share-based compensation of $1,107, $1,289, $1,041 and $997 for the fiscal years ended March 31, 2010, 2009, 2008 and 2007, respectively.

(2)
Due to the economic downturn and changes in some variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill, including lower market multiples, we determined in the first step of our goodwill impairment test conducted at March 31, 2009 that the carrying value of certain reporting units exceeded their fair values, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test. As a result, we recorded an impairment charge of $106,972 in fiscal year 2009, which reduced our goodwill carrying value to $215,436 as of March 31, 2009. See Note F to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

(3)
The loss on early extinguishment of debt for the fiscal year ended March 31, 2010 relates to the write-off of debt issue costs as a result of the termination of the Term Loan and Revolving Credit Facility. See Note H to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

(4)	Our interest rate swap agreement expired on September 30, 2008.

(5)
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Adjusted EBITDA is EBITDA adjusted for goodwill impairment and for loss on early extinguishment of debt. There was no goodwill impairment or loss on early extinguishment of debt in fiscal years 2008, 2007, and 2006; therefore, Adjusted EBITDA equals EBITDA for those years. As we are highly leveraged and as our equity is not publicly-traded, management believes that the non-GAAP measures, EBITDA and Adjusted EBITDA, are useful in evaluating our results and provide additional information for determining our ability to meet debt service requirements. That belief is driven by the consistent use of the measures in the computations used to establish the value of our equity over the past 15 years and the fact that our debt covenants also use those measures, as further described below, to measure and monitor our financial results. Due to the importance of EBITDA and Adjusted EBITDA to our equity and debt holders, our chief operating decision makers and other members of management use EBITDA and Adjusted EBITDA to measure our overall performance, to assist in resource allocation decision-making, to develop our budget goals, to determine incentive compensation goals and payments, and to manage other expenditures among other uses.

Adjusted EBITDA is defined in the ABL Credit Agreement as: (1) consolidated net income, as defined therein; plus (2) the following items, to the extent deducted from consolidated net income: (a) income tax expense; (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness; (c) depreciation and amortization expense; (d) amortization of intangibles and organization costs; (e) any non-cash extraordinary, unusual or non-recurring expenses or losses; (f) any other non-cash charges; and (g) charges incurred on or prior to September 30, 2010 in connection with the restricted stock plan not to exceed $5.0 million in the aggregate; minus (3) the following items, to the extent included in the statement of net income for such period; (i) interest income; (ii) any extraordinary, unusual or non-recurring income or gains; and (iii) any other non-cash income. Adjusted EBITDA is similarly defined in the indentures to the Senior Discount Notes, the Senior Subordinated Notes and the Senior Secured Notes except that charges incurred in connection with the restricted stock plan are not added back to consolidated net income. Adjusted EBITDA is utilized when calculating the pro forma fixed charge coverage ratio under the ABL Credit Agreement and the pro forma consolidated coverage ratio under the indentures to the Senior Discount Notes, the Senior Subordinated Notes and the Senior Secured Notes. See Note H to the consolidated financial statements for disclosure of certain of our financial covenants.

There are material limitations associated with the use of EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to net cash flows from operating activities or net income as determined by accounting principles generally accepted in the United States of America (“GAAP”). Furthermore, EBITDA and Adjusted EBITDA do not necessarily indicate whether cash flows will be sufficient for cash requirements because the measures do not include reductions for cash payments for our obligation to service our debt, fund our working capital, make capital expenditures and make acquisitions or pay our income taxes and dividends; nor are they a measure of our profitability because they do not include costs and expenses identified below. We believe EBITDA and Adjusted EBITDA when viewed with both our GAAP results and the reconciliations to operating cash flows and net income provide a more complete understanding of our business than otherwise could be obtained absent this disclosure. Items excluded from EBITDA and Adjusted EBITDA, such as interest, taxes, depreciation, amortization, goodwill impairment, and loss on early extinguishment of debt, are significant components in understanding and assessing our financial performance. EBITDA and Adjusted EBITDA measures presented may not be comparable to similarly titled measures presented by other companies.

The following presentation reconciles net income (loss), which we believe to be the closest GAAP performance measure, to EBITDA and Adjusted EBITDA and reconciles EBITDA and Adjusted EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, as presented in the Consolidated Statements of Cash Flows included in Item 8, Financial Statements and Supplementary Data:

	Fiscal Years Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Net income (loss)	2,311	(100,494)	7,216	7,893	7,870
Interest expense, net	49,225	41,278	40,525	38,992	34,131
Income tax expense (benefit)	(532)	4,289	4,558	5,700	5,527
Depreciation and amortization	19,370	18,987	17,652	15,529	13,675

EBITDA	70,374	(35,940)	69,951	68,114	61,203
Goodwill impairment	—	106,972	—	—	—
Loss on early extinguishment of debt	3,066	—	—	—	—

Adjusted EBITDA (5)	$73,440	$71,032	$69,951	$68,114	$61,203
Share-based compensation	1,107	1,288	1,041	997	—
Interest income	180	427	1,332	1,643	1,275
Provision for losses on receivables	1,399	1,367	468	834	231
Cash paid for interest	(37,572)	(39,124)	(31,755)	(31,388)	(27,875)
Cash paid for income taxes	(3,155)	(9,930)	(13,031)	(6,551)	(9,589)
(Gain) Loss on disposal of assets	235	125	285	(1)	90
Changes in operating assets and liabilities, net of effect of acquisitions (9)	(4,803)	1,171	(7,190)	(6,132)	(2,762)

Net Cash Flows from Operating Activities	$30,831	$26,356	$21,101	$27,516	$22,573

(6)	Business acquisition expenditures represent established businesses purchased by us.

(7)	On May 1, 2006, we acquired 101 college bookstore locations through the acquisition of all of the outstanding stock of CBA.

(8)	Working capital is defined as current assets minus current liabilities.

(9)
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
Executive Summary
Overview
Acquisitions. Our Bookstore Division continues to grow its number of bookstore locations through acquisitions and start-up locations. We initiated the contract-management of 14 bookstore locations in 11 separate transactions and established the start-up of 6 bookstore locations during the fiscal year ended March 31, 2010. We believe there are attractive opportunities for us to continue to expand our chain of bookstores across the country.
Revenue Results. Consolidated revenues for the fiscal year ended March 31, 2010 decreased $5.2 million, or 0.9%, from the fiscal year ended March 31, 2009. This decrease was primarily due to a decrease in revenues in the Textbook Division as a result of a decrease in units sold. Revenues increased in the Bookstore Division primarily due to acquisition activity and start-up growth since April 1, 2008. Revenues increased in the Complementary Services Division primarily as a result of increased revenues from our distance education and e-commerce businesses which were partially offset by a decrease in revenues from our consulting business.
Adjusted EBITDA Results. Consolidated Adjusted EBITDA for the fiscal year ended March 31, 2010 increased $2.4 million, or 3.4%, from the fiscal year ended March 31, 2009. The Adjusted EBITDA increase is attributable to an increase in our Bookstore and Complementary Services Divisions Adjusted EBITDA and a lower Adjusted EBITDA loss in the Corporate Administration Division, which were offset by a decrease in the Adjusted EBITDA of the Textbook Division. Adjusted EBITDA in the Bookstore Division was up due primarily to lower selling, general and administrative expenses primarily as a result of cost cutting measures implemented during the last quarter of fiscal 2009. Complementary Services Division Adjusted EBITDA was up primarily due to improved results from our distance education and e-commerce services businesses. Corporate Administration Adjusted EBITDA loss was down due to prior year costs related to an early retirement program and severance, which were not incurred again in fiscal 2010. Adjusted EBITDA in the Textbook Division was down due primarily to lower revenues, which was partially offset by lower selling, general and administrative expenses primarily as a result of cost cutting measures implemented during the last quarter of fiscal 2009. EBITDA and Adjusted EBITDA are considered non-GAAP measures by the SEC, and therefore you should refer to the more detailed explanation of those measures that is provided below.
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Adjusted EBITDA is EBITDA adjusted for goodwill impairment and for loss on early extinguishment of debt. There was no goodwill impairment or loss on early extinguishment of debt for the fiscal year ended March 31, 2008; therefore, Adjusted EBITDA equals EBITDA for that period. As we are highly-leveraged and as our equity is not publicly-traded, management believes that the non-GAAP measures, EBITDA and Adjusted EBITDA, are useful in evaluating our results and provide additional information for determining our ability to meet debt service requirements. That belief is driven by the consistent use of the measures in the computations used to establish the value of our equity over the past 15 years and the fact that our debt covenants also use those measures, as further described below, to measure and monitor our financial results. Due to the importance of EBITDA and Adjusted EBITDA to our equity and debt holders, our chief operating decision makers and other members of management use EBITDA and Adjusted EBITDA to measure our overall performance, to assist in resource allocation decision-making, to develop our budget goals, to determine incentive compensation goals and payments, and to manage other expenditures among other uses.
Adjusted EBITDA is defined in the ABL Credit Agreement as: (1) consolidated net income, as defined therein; plus (2) the following items, to the extent deducted from consolidated net income: (a) income tax expense; (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness; (c) depreciation and amortization expense; (d) amortization of intangibles and organization costs; (e) any non-cash extraordinary, unusual or non-recurring expenses or losses; (f) any other non-cash charges; and (g) charges incurred on or prior to September 30, 2010 in connection with the restricted stock plan not to exceed $5.0 million in the aggregate; minus (3) the following items, to the extent included in the statement of net income for such period; (i) interest income; (ii) any extraordinary, unusual or non-recurring income or gains; and (iii) any other non-cash income. Adjusted EBITDA is similarly defined in the indentures to the Senior Discount Notes, the Senior Subordinated Notes and the Senior Secured Notes except that charges incurred in connection with the restricted stock plan are not added back to consolidated net income. Adjusted EBITDA is utilized when calculating the pro forma fixed charge coverage ratio under the ABL Credit Agreement and the pro forma consolidated coverage ratio under the indentures to the Senior Discount Notes, the Senior Subordinated Notes and the Senior Secured Notes. See Note H to the consolidated financial statements for disclosure of certain of our financial covenants.

There are material limitations associated with the use of EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to net cash flows from operating activities or net income as determined by GAAP. Furthermore, EBITDA and Adjusted EBITDA do not necessarily indicate whether cash flows will be sufficient for cash requirements because the measures do not include reductions for cash payments for our obligation to service our debt, fund our working capital, make capital expenditures and make acquisitions or pay our income taxes and dividends; nor are they a measure of our profitability because they do not include costs and expenses identified below. We believe EBITDA and Adjusted EBITDA when viewed with both our GAAP results and the reconciliations to operating cash flows and net income provide a more complete understanding of our business than otherwise could be obtained absent this disclosure. Items excluded from EBITDA and Adjusted EBITDA, such as interest, taxes, depreciation, amortization, goodwill impairment, and loss on early extinguishment of debt, are significant components in understanding and assessing our financial performance. EBITDA and Adjusted EBITDA measures presented may not be comparable to similarly titled measures presented by other companies.
Challenges and Expectations
We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past and, in addition, new and different challenges and opportunities given the general instability in the credit markets and economy. NBC’s three tranches of debt (the Senior Secured Notes, the ABL Facility and the Senior Subordinated Notes) each may mature within a period of six months of each other. Due to our highly leveraged capital structure, continued uncertainty in the credit markets and/or our future results of operations may negatively impact our ability to extend or refinance our existing debt on reasonable terms, or at all. We have experienced, and we believe we will continue to experience, increasing competition for the supply of used textbooks from other companies, including other textbook wholesalers and from student-to-student transactions, increasing competition from alternative media and alternative sources of textbooks for students, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Finally, we are uncertain what impact the current economy might have on our business. Despite these challenges, we expect that we will continue to grow EBITDA on a consolidated basis in fiscal year 2011. We also expect that our capital expenditures will remain modest for a company of our size.
Fiscal Year Ended March 31, 2010 Compared With Fiscal Year Ended March 31, 2009.
Revenues. Revenues for the fiscal years ended March 31, 2010 and 2009 and the corresponding change in revenues were as follows:

	Fiscal Years Ended		Change
	March 31, 2010	March 31, 2009	Amount	Percentage
Bookstore Division	$472,492,275	$472,038,009	$454,266	0.1%
Textbook Division	140,592,220	147,287,779	(6,695,559)	(4.5)%
Complementary Services Division	35,470,836	34,233,883	1,236,953	3.6%
Intercompany Eliminations	(43,061,718)	(42,843,490)	(218,228)	0.5%

	$605,493,613	$610,716,181	$(5,222,568)	(0.9)%

For the fiscal year ended March 31, 2010, Bookstore Division revenues increased $0.5 million, or 0.1%, from the fiscal year ended March 31, 2009. The increase in Bookstore Division revenues was primarily attributable to the addition of 44 bookstore locations through acquisitions or start-ups since April 1, 2008. The new bookstores provided an additional $21.6 million of revenue for the fiscal year ended March 31, 2010. Same-store sales for the fiscal year ended March 31, 2009 decreased $11.5 million, or 2.6%, from the fiscal year ended March 31, 2009, primarily due to decreased new and used textbook revenues and to a smaller decrease in clothing and insignia wear revenues. The same-store sale decrease in new and used textbooks is partly attributable to the rental program implemented in the fourth quarter of fiscal 2010 in our off-campus stores. If the books rented would have been sold instead, we estimate that same-store sales would have been approximately $4.4 million higher, lowering the same-store sales decrease to 1.6% for the current fiscal year. We define same-store sales for the fiscal year ended March 31, 2010 as sales from any store, even if expanded or relocated, that has been operated by us since the start of fiscal year 2009. Finally, revenues declined $9.6 million as a result of certain lost contract-managed stores and store closings since April 1, 2008.

For the fiscal year ended March 31, 2010, Textbook Division revenues decreased $6.7 million, or 4.5%, from the fiscal year ended March 31, 2009, due primarily to an approximate 4.8% decrease in units sold, which was slightly offset by an approximate 0.2% increase in the average price per book sold. Complementary Services Division revenues increased $1.2 million, or 3.6%, from the year ended March 31, 2009, as increases in the distance education and e-commerce services businesses were mostly offset by a decrease in revenues from our consulting business. Intercompany eliminations for the fiscal year ended March 31, 2010 decreased $0.2 million from the fiscal year ended March 31, 2009.
Gross profit. Gross profit for the fiscal year ended March 31, 2010 decreased $4.0 million, or 1.7%, to $235.3 million from $239.3 million for the fiscal year ended March 31, 2009. The decrease in gross profit was primarily attributable to the decrease in revenues in the Textbook Division. The consolidated gross margin percentage decreased slightly to 38.9% for the fiscal year ended March 31, 2010 from 39.2% for the fiscal year ended March 31, 2009 primarily due to a decrease in gross margin percentage in the Textbook Division.
Selling, general and administrative expenses. Selling, general and administrative expenses for the fiscal year ended March 31, 2010 decreased $6.4 million, or 3.8%, to $161.9 million from $168.3 million for the fiscal year ended March 31, 2009. Selling, general and administrative expenses as a percentage of revenues were 26.7% and 27.6% for the fiscal years ended March 31, 2010 and 2009, respectively. The decrease in selling, general and administrative expenses includes a $10.3 million decrease in personnel costs and a $1.6 million decrease in advertising and travel expenses, which were primarily due to cost cutting measures implemented during the last quarter of fiscal 2009. These decreases were partially offset by a $4.2 million increase in commission expense, primarily due to an increase in sales on the internet involving third-party websites and a $1.8 million increase in rent, primarily due to an increase in the number of bookstores in the Bookstore Division.
Earnings before interest, taxes, depreciation, amortization, goodwill impairment, and loss on early extinguishment of debt (Adjusted EBITDA). Adjusted EBITDA for the fiscal years ended March 31, 2010 and 2009 and the corresponding change in Adjusted EBITDA were as follows:

	Fiscal Years Ended		Change
	March 31, 2010	March 31, 2009	Amount	Percentage
Bookstore Division	$45,685,171	$44,029,528	$1,655,643	3.8%
Textbook Division	37,050,519	39,009,073	(1,958,554)	(5.0)%
Complementary Services Division	2,301,001	1,320,700	980,301	74.2%
Corporate Administration	(11,597,268)	(13,326,971)	1,729,703	13.0%

	$73,439,423	$71,032,330	$2,407,093	3.4%

Bookstore Division Adjusted EBITDA increased $1.7 million, or 3.8%, primarily due to lower selling, general and administrative expenses. The $2.0 million, or 5.0%, decrease in Textbook Division Adjusted EBITDA was primarily due to the previously mentioned decrease in revenues and gross profit, which were partially offset by a decrease in selling, general and administrative expenses primarily as a result of cost cutting measures implemented during the last quarter of fiscal 2009. Complementary Services Division Adjusted EBITDA increased $1.0 million primarily due to improved results in our e-commerce and distance education businesses which was partially offset by lower results in our consulting business. Corporate Administration’s Adjusted EBITDA loss decreased $1.7 million primarily due to expenses incurred in the prior year that were not incurred again in fiscal 2010, including $1.1 million of costs associated with a voluntary early retirement program and severance.

For an explanation of why EBITDA and Adjusted EBITDA are useful measures in evaluating our operating results and provide additional information for determining our ability to meet debt service requirements, see “Adjusted EBITDA Results” earlier in this Item. The following presentation reconciles net income (loss), which we believe to be the closest GAAP performance measure, to EBITDA and Adjusted EBITDA and reconciles EBITDA and Adjusted EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, Financial Statements and Supplementary Data:

	Fiscal Years Ended
	March 31, 2010	March 31, 2009
Net income (loss)	2,311,287	(100,494,023)
Interest expense, net	49,224,513	41,279,082
Income tax expense (benefit)	(532,388)	4,288,620
Depreciation and amortization	19,370,252	18,986,651

EBITDA	70,373,664	(35,939,670)
Goodwill impairment	—	106,972,000
Loss on early extinguishment of debt	3,065,759	—

Adjusted EBITDA (1)	$73,439,423	$71,032,330
Share-based compensation	1,106,882	1,288,543
Interest income	180,709	426,536
Provision for losses on receivables	1,399,466	1,366,979
Cash paid for interest	(37,572,221)	(39,123,694)
Cash paid for income taxes	(3,155,473)	(9,930,165)
Loss on disposal of assets	235,803	124,871
Changes in operating assets and liabilities, net of effect of acquisitions (2)	(4,803,359)	1,170,551

Net Cash Flows from Operating Activities	$30,831,230	$26,355,951

Net Cash Flows from Investing Activities	$(8,765,940)	$(14,898,403)

Net Cash Flows from Financing Activities	$(5,131,133)	$3,254,464

(1)	March 31, 2010 Adjusted EBITDA includes an adjustment for loss on early extinguishment of debt and March 31, 2009 Adjusted EBITDA includes an adjustment for goodwill impairment.

(2)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Depreciation expense. Depreciation expense for the fiscal year ended March 31, 2010 increased $0.9 million, or 12.0%, to $8.5 million from $7.6 million for the fiscal year ended March 31, 2009, due primarily to new bookstores added since April 1, 2008 and bookstore remodeling projects.
Amortization expense. Amortization expense for the fiscal year ended March 31, 2010 decreased $0.5 million, or 4.7%, to $10.9 million from $11.4 million for the fiscal year ended March 31, 2009, primarily due to a $0.5 million decrease in amortization of covenant not to compete agreements arising from bookstore acquisitions.
Goodwill impairment. During the fourth quarter of 2009, we recognized a non-cash charge of $107.0 million related to the impairment of goodwill. The impairment, which was determined during our 2009 annual impairment testing of goodwill conducted at March 31, was due to the economic downturn and changes in some variables associated with the judgments, assumptions and estimates made by us in assessing the valuation of our goodwill, including lower market multiples. No impairment charge was recorded for the year ended March 31, 2010.

Interest expense, net. Interest expense, net for the fiscal year ended March 31, 2010 increased $7.9 million, or 19.2%, to $49.2 million from $41.3 million for the fiscal year ended March 31, 2009, due primarily to a $5.7 million increase in interest on the Term Loan and Senior Secured Notes mainly due to higher interest rates and a $2.6 million increase in amortization of additional prepaid loan costs related to the issuance of the Senior Secured Notes and entering into the ABL Credit Agreement. These increases were partially offset by a $0.6 million decline in interest on the Revolving Credit Facility due to lower outstanding indebtedness.
Loss on early extinguishment of debt. The loss on extinguishment of debt of $3.1 million for the fiscal year ended March 31, 2010 relates to the write-off of debt issue costs as a result of the termination of the Term Loan and Revolving Credit Facility.
Income taxes. Income tax benefit for the fiscal year ended March 31, 2010 increased $4.8 million to $0.5 million from an expense of $4.3 million for the fiscal year ended March 31, 2009. Our effective tax rate for the fiscal years ended March 31, 2010 and 2009 was (29.9)% and (4.5)%, respectively. Our effective tax rate for the fiscal year 2010 differs from the statutory tax rate primarily due to the adjustment of the deferred tax rate and the change in NOL carryforward benefit. The effective tax rate would have been 72.3% without the effect of the adjustment to the deferred tax rate and change in NOL carryforward benefit. The high effective tax rate in fiscal year 2010 is due to certain states taxing on a gross receipts methodology and increased interest expense which is not deductible in some states for state taxes. Our effective tax rate for fiscal year 2009 differs from the statutory tax rate primarily as a result of a pre-tax earnings charge for non-deductible goodwill impairment. Excluding the impact of the goodwill impairment charge, which was all attributed to non-deductible goodwill and as such is treated as a permanent difference for income tax purposes, our effective tax rate would have been 39.8% for the fiscal year ended March 31, 2009
Fiscal Year ended March 31, 2009 Compared With Fiscal Year ended March 31, 2008.
Revenues. Revenues for the fiscal years ended March 31, 2009 and 2008 and the corresponding change in revenues were as follows:

	Fiscal Years Ended		Change
	March 31, 2009	March 31, 2008	Amount	Percentage
Bookstore Division	$472,038,009	$454,374,873	$17,663,136	3.9%
Textbook Division	147,287,779	139,685,035	7,602,744	5.4%
Complementary Services Division	34,233,883	34,372,223	(138,340)	(0.4)%
Intercompany Eliminations	(42,843,490)	(47,184,345)	4,340,855	(9.2)%

	$610,716,181	$581,247,786	$29,468,395	5.1%

For the fiscal year ended March 31, 2009, Bookstore Division revenues increased $17.7 million, or 3.9%, from the fiscal year ended March 31, 2008. The increase in Bookstore Division revenues was primarily attributable to the addition of 47 bookstore locations through acquisitions or start-ups since April 1, 2007. The new bookstores provided an additional $34.1 million of revenue for the fiscal year ended March 31, 2009. Same-store sales for the fiscal year ended March 31, 2009 decreased $9.0 million, or 2.1%, from the fiscal year ended March 31, 2008, primarily due to decreased new textbook and clothing and insignia wear revenues which offset a small increase in revenues from used textbooks. We define same-store sales for the fiscal year ended March 31, 2009 as sales from any store, even if expanded or relocated, that has been operated by us since the start of fiscal year 2008. Finally, revenues declined $7.5 million as a result of certain lost contract-managed bookstores and store closings since April 1, 2007.
For the fiscal year ended March 31, 2009, Textbook Division revenues increased $7.6 million, or 5.4%, from the fiscal year ended March 31, 2008 due primarily to an approximate 6.7% increase in the average price per book sold, which was offset in part by an approximate 1.7% decrease in units sold. Complementary Services Division revenues decreased slightly from the year ended March 31, 2008, as decreases in the systems and consulting businesses were mostly offset by an increase in revenue from our e-commerce services and distance education businesses. Primarily as a result of a shift in Textbook Division revenues from our own bookstores to independent bookstores (external customers), intercompany revenues and the corresponding intercompany eliminations for the fiscal year ended March 31, 2009 decreased $4.3 million from the fiscal year ended March 31, 2008.

Gross profit. Gross profit for the fiscal year ended March 31, 2009 increased $12.2 million, or 5.4%, to $239.3 million from $227.1 million for the fiscal year ended March 31, 2008. The increase in gross profit was primarily attributable to the increase in revenues, as the consolidated gross margin percentage increased only slightly to 39.2% for the fiscal year ended March 31, 2009 from 39.1% for the fiscal year ended March 31, 2008. The increase in consolidated gross margin percentage was primarily attributable to improved margins in the Textbook Division offset by slightly lower gross margins in the Bookstore Division.
Selling, general and administrative expenses. Selling, general and administrative expenses for the fiscal year ended March 31, 2009 increased $11.1 million, or 7.1%, to $168.3 million from $157.2 million for the fiscal year ended March 31, 2008. Selling, general and administrative expenses as a percentage of revenues were 27.6% and 27.0% for the fiscal years ended March 31, 2009 and 2008, respectively. The increase in selling, general and administrative expenses includes a $4.9 million increase in personnel costs and a $3.6 million increase in rent which was primarily attributable to our continued growth in the Bookstore Division. The increase in personnel costs was partially due to approximately $1.1 million in personnel costs resulting from a voluntary early retirement plan and severance expenses in fiscal year 2009. Commission and shipping expenses also increased $0.9 million and $0.7 million, respectively, primarily due to increased Bookstore Division sales on the internet involving third-party websites. Also included in the increase in selling, general and administrative expenses was $0.2 million in legal expenses related to the Senior Credit Facility amendment in February, 2009.
Earnings before interest, taxes, depreciation, amortization, and goodwill impairment (Adjusted EBITDA). Adjusted EBITDA for the fiscal years ended March 31, 2009 and 2008 and the corresponding change in Adjusted EBITDA were as follows:

	Fiscal Years Ended		Change
	March 31, 2009	March 31, 2008	Amount	Percentage
Bookstore Division	$44,029,528	$45,941,624	$(1,912,096)	(4.2)%
Textbook Division	39,009,073	33,731,382	5,277,691	15.6%
Complementary Services Division	1,320,700	1,558,414	(237,714)	(15.3)%
Corporate Administration	(13,326,971)	(11,280,477)	(2,046,494)	(18.1)%

	$71,032,330	$69,950,943	$1,081,387	1.5%

Bookstore Division Adjusted EBITDA decreased $1.9 million, or 4.2%, as increased revenues were offset by a slightly lower gross profit percentage and slightly higher selling, general and administrative expenses as a percentage of revenues. The $5.3 million, or 15.6%, increase in Textbook Division Adjusted EBITDA was primarily due to the previously mentioned increase in revenues and gross profits, as well as control of selling, general and administrative expenses. Complementary Services Division Adjusted EBITDA decreased $0.2 million, or 15.3%, primarily due to lower results in our systems and distance education businesses which was partially offset by improved results in our e-commerce business. Corporate Administration’s Adjusted EBITDA loss increased $2.0 million primarily due to $1.1 million in current year costs associated with the voluntary early retirement plan and severance, and legal expenses related to the February, 2009 refinancing.

For an explanation of why EBITDA and Adjusted EBITDA are useful measures in evaluating our operating results and provide additional information for determining our ability to meet debt service requirements, see “Adjusted EBITDA Results” earlier in this Item. The following presentation reconciles net income (loss), which we believe to be the closest GAAP performance measure, to EBITDA and Adjusted EBITDA and reconciles EBITDA and Adjusted EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, and also sets forth net cash flows from investing and financing activities as presented in the Consolidated Statements of Cash Flows included in Item 8, Financial Statements and Supplementary Data:

	Fiscal Years Ended
	March 31, 2009	March 31, 2008
Net income (loss)	(100,494,023)	7,216,451
Interest expense, net	41,279,082	40,524,531
Income tax expense	4,288,620	4,558,122
Depreciation and amortization	18,986,651	17,651,839

EBITDA	(35,939,670)	69,950,943
Goodwill impairment	106,972,000	—

Adjusted EBITDA	$71,032,330	$69,950,943
Share-based compensation	1,288,543	1,040,599
Interest income	426,536	1,332,497
Provision for losses on receivables	1,366,979	468,007
Cash paid for interest	(39,123,694)	(31,755,319)
Cash paid for income taxes	(9,930,165)	(13,030,853)
Loss on disposal of assets	124,871	284,891
Changes in operating assets and liabilities, net of effect of acquisitions (1)	1,170,551	(7,190,132)

Net Cash Flows from Operating Activities	$26,355,951	$21,100,633

Net Cash Flows from Investing Activities	$(14,898,403)	$(22,179,160)

Net Cash Flows from Financing Activities	$3,254,464	$(2,577,893)

(1)
Changes in operating assets and liabilities, net of effect of acquisitions, includes the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Depreciation expense. Depreciation expense for the fiscal year ended March 31, 2009 increased $0.4 million, or 5.5%, to $7.6 million from $7.2 million for the fiscal year ended March 31, 2008, due primarily to growth in the Bookstore Division (including new bookstores added since April 1, 2007 and bookstore remodeling projects).
Amortization expense. Amortization expense for the fiscal year ended March 31, 2009 increased $1.0 million, or 9.0%, to $11.4 million from $10.4 million for the fiscal year ended March 31, 2008, due in part to a $0.4 million increase in amortization of covenant not to compete agreements arising from bookstore acquisitions, a $0.3 million increase in amortization of contract-managed acquisition costs primarily associated with contract-managed bookstore acquisitions/renewals occurring since April 1, 2007 and $0.2 million of amortization of certain contractual rights associated with a September 1, 2007 agreement with a third-party software company.
Goodwill impairment. During the fourth quarter of 2009, we recognized a non-cash charge of $107.0 million related to the impairment of goodwill. The impairment, which was determined during our 2009 annual impairment testing of goodwill, was due to the economic downturn and changes in some variables associated with the judgments, assumptions and estimates made by us in assessing the valuation of our goodwill, including lower market multiples. No impairment charge was recorded for the year ended March 31, 2008.

Interest expense, net. Interest expense, net for the fiscal year ended March 31, 2009 increased $0.8 million, or 1.9%, to $41.3 million from $40.5 million for the fiscal year ended March 31, 2008, due primarily to a $0.9 million decline in interest income as a result of lower interest rates on invested funds.
Income taxes. Income tax expense for the fiscal year ended March 31, 2009 decreased $0.3 million, or 5.9%, to $4.3 million from $4.6 million for the fiscal year ended March 31, 2008. Our effective tax rate for the fiscal years ended March 31, 2009 and 2008 was (4.5)% and 38.7%, respectively. Our effective tax rate for fiscal year 2009 differs from the statutory tax rate primarily as a result of a pre-tax earnings charge for non-deductible goodwill impairment. Excluding the impact of the goodwill impairment charge, which was all attributable to non-deductible goodwill and as such is treated as a permanent difference for income tax purposes, our effective tax rate would have been 39.8% for the fiscal year ended March 31, 2009 as compared to 38.7% for the fiscal year ended March 31, 2008. The lower effective tax rate in fiscal year 2008 is due primarily to the recognition of certain state income tax benefits in connection with a state tax incentive program.
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
Revenue Recognition. We recognize revenue from Textbook Division sales at the time of shipment. We have established a program which, under certain conditions, enables our customers to return textbooks. We record reductions to revenue and costs of sales for the estimated impact of textbooks with return privileges which have yet to be returned to the Textbook Division. External customer returns over the past three fiscal years have ranged from approximately 22.9% to 24.8% of sales. Additional reductions to revenue and costs of sales may be required if the actual rate of returns exceeds the estimated rate of returns. Consistent with prior years, the estimated rate of returns is determined utilizing actual historical return experience. The accrual rate for customer returns at March 31, 2010 was approximately 24.5% of sales.
Bad Debts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Consistent with prior years, in determining the adequacy of the allowance, we analyze the aging of the receivable, the customer’s financial position, historical collection experience, and other economic and industry factors. Net charge-offs over the past three fiscal years have been between $0.5 million and $1.4 million, or 0.1% to 0.3%, of revenues. We have maintained an allowance for doubtful accounts between $1.0 million and $1.2 million, or 0.2% to 0.3%, of revenues over the past three fiscal years. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Inventory Valuation and Obsolescence. Inventories, including rental inventory, are stated at the lower of cost or market. The cost of used textbook inventories is determined using the weighted-average method. Our Bookstore Division uses the retail inventory method to determine cost for new textbooks and non-textbook inventories. The cost of other inventories is determined on a first-in, first-out cost method. Consistent with prior years, we account for inventory obsolescence based upon assumptions about future demand and market conditions. At March 31, 2010, used textbook inventory was subject to an obsolescence reserve of $2.3 million. For the prior three fiscal years, the obsolescence reserve was between $2.3 million and $2.4 million. If actual future demand or market conditions are less favorable than those projected by us, inventory write-downs may be required. In determining inventory adjustments, we consider amounts of inventory on hand, projected demand, new editions, and industry factors.

Goodwill and Intangible Assets. The March 4, 2004 Transaction and our acquisitions of college bookstores result in the application of the acquisition method of accounting as of the acquisition date. In certain circumstances, our management performs valuations where appropriate to determine the fair value of assets acquired and liabilities assumed. The goodwill in such transactions is determined by calculating the difference between the consideration transferred and the fair value of net assets acquired. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including the Intangibles — Goodwill and Other and the Property, Plant and Equipment Topics of the FASB ASC. In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually at March 31 and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We are required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. We evaluate goodwill at the reporting unit level and have identified our reportable segments, the Textbook Division, Bookstore Division and Complementary Services Division, as our reporting units. Our reporting units are determined based on the way management organizes the segments for making operating decisions and assessing performance. Management has organized our reporting segments based upon differences in products and services provided.
In the first step of our goodwill impairment test, fair value is determined using a market approach based primarily on an EBITDA multiple, and is deemed to be the most indicative of the Company’s fair value. The EBITDA multiple approach requires that we estimate a certain valuation multiple of EBITDA derived from comparable companies and apply that multiple to our latest twelve month pro forma EBITDA. We reviewed comparable company information to determine the EBITDA multiple and concluded that 6.76x was an appropriate EBITDA multiple at March 31, 2010 and 7.0x was appropriate at March 31, 2009. This total company fair value is allocated to the reporting units based upon their percentage of EBITDA. The fair value was also calculated using the income approach (discounted cash flow approach) and we concluded that it was supportive of the fair value based upon the EBITDA multiple approach. If we fail the first step of the goodwill impairment test, we are required, in the second step, to estimate the fair value of reporting unit assets and liabilities, including intangible assets, to derive the fair value of the reporting unit’s goodwill.
Due to the economic downturn and changes in comparable company market multiples, we determined in the first step of our goodwill impairment test conducted at March 31, 2009 that the carrying values of the Textbook and Bookstore Divisions exceeded their fair values, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As a result, we recorded an impairment charge of $107.0 million in fiscal year 2009. The carrying value of goodwill in excess of the implied fair value was $67.0 million and $40.0 million for the Textbook and Bookstore Divisions, respectively. At March 31, 2010, the date of the most recent step one test, after adjusting the carrying values for goodwill impairment, the fair value of the Textbook Division exceeded the carrying value of $210.7 million by 4.8% and the Bookstore Division fair value exceeded the carrying value of $244.5 million by 4.7%. We continue to monitor events and circumstances which may affect the fair values of both reporting units, including current market conditions, and we believe that both reporting units are still at risk of failing step one of the impairment test.
We are also required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets.
We monitor relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of our goodwill and identifiable intangibles. It is possible that changes in such circumstances, or in the numerous variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill and identifiable intangibles, including a further deterioration in the economy or debt markets or a significant delay in the expected recovery, could in the future require us to further write down a portion of our goodwill or write down a portion of our identifiable intangibles and record related non-cash impairment charges. If we were to have used a multiple of 6.44x or below at March 31, 2010, the first step of the goodwill impairment test would have indicated that goodwill may be impaired and we would have performed the second step of the goodwill impairment test to determine the goodwill impairment, if any.

Accrued Incentives. Our Textbook Division offers certain incentive programs to its customers that allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. The rebates can be redeemed in a number of ways, including to pay for freight charges on textbooks sold to the customer or to pay for certain products or services we offer through our Complementary Services Division. The customer can also use the rebates to pay for the cost of textbooks sold by the Textbook Division to the customer; however, a portion of the rebates earned by the customer are forfeited if the customer chooses to use rebates in this manner. If the customer fails to comply with the terms of the program, rebates earned during the year are forfeited. Significant judgment is required in estimating the expected level of forfeitures on rebates earned. Although we believe that our estimates of anticipated forfeitures, which have consistently been based upon historical experience, are reasonable, actual results could differ from these estimates resulting in an ultimate redemption of rebates which differs from that which is reflected in accrued incentives in the consolidated financial statements. For the past three fiscal years, actual forfeitures have ranged between 9.4% and 16.6% of rebates earned within those years. After adjusting for estimated forfeitures, rebates earned are accrued at a rate of approximately 13.5% of the dollar value of eligible textbooks purchased by the Textbook Division. Accrued incentives at March 31, 2010 were $6.3 million, including estimated forfeitures, however, if we accrued for rebates earned and unused as of March 31, 2010, assuming no forfeitures, our accrued incentives would have been $7.0 million.
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
Changes in Accounting Standards. In June 2009, the FASB Codification became the single source of authoritative GAAP. The Codification did not create any additional GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards, Emerging Issues Task Force, FASB Staff Position, etc. Authoritative standards included in the Codification are designated by their topical reference, and new standards are designated as Accounting Standards Updates with a year and assigned sequence number. References to prior standards have been updated in this annual report for the fiscal year ended March 31, 2010 to reflect the new referencing system.
LIQUIDITY AND CAPITAL RESOURCES
Financing Activities
On October 2, 2009, in conjunction with the completion of NBC’s offering of the Senior Secured Notes and payment in full of the Term Loan, NBC entered into the ABL Credit Agreement which provides for the ABL Facility and replaced the Revolving Credit Facility, effectively terminating the Senior Credit Facility. The ABL Facility is secured by a first priority interest in substantially all of our and our subsidiaries’ property and assets, which also secure the Senior Secured Notes on a second priority basis. The ABL Facility is scheduled to mature on the earlier of October 2, 2012 and the date that is 91 days prior to the earliest maturity of the Senior Secured Notes (due December 1, 2011), the Senior Subordinated Notes (due March 15, 2012), the Senior Discount Notes (due March 15, 2013), or any refinancing thereof. Borrowings under the ABL Facility are subject to the Eurodollar interest rate, not to be less than 1.5%, plus an applicable margin ranging from 4.25% to 4.75%, or the base interest rate plus an applicable margin ranging from 3.25% to 3.75%. In addition, the applicable margin will increase 1.5% during the time periods from April 15 to June 29 and from December 1 to January 29 of each year. There also is a commitment fee ranging from 0.75% to 1.0% for the daily average unused amount. Costs of $10.2 million associated with the issuance of the Senior Secured Notes and entering into the ABL Credit Agreement were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments. Debt issue costs of $3.1 million were written off as a result of the termination of the Term Loan and Revolving Credit Facility.
Effective February 3, 2009, the Senior Credit Facility, which has been terminated as described earlier, was amended to, among other things, (i) extend the maturity date of the Revolving Credit Facility to May 31, 2010, (ii) decrease the maximum borrowing capacity under the Revolving Credit Facility from $85.0 million to $65.0 million, (iii) amend certain definitions and financial covenants under the Senior Credit Facility, including limiting future acquisitions to contract-managed stores, and (iv) increase the interest rate on the Term Loan and Revolving Credit Facility. The applicable margin on the Revolving Credit Facility and Term Loan increased to 6.0% on Eurodollar borrowings and 5.0% on Base rate borrowings. The Eurodollar interest rate was not to be less than 3.25% plus the applicable margin. The interest rate on Base rate borrowings was the greater of a) Prime rate, b) Federal Funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 4.25%, plus the applicable margin. The commitment fee rate increased to 0.75%. The modifications to the Senior Credit Facility resulted in the payment of $4.0 million in costs associated with such modifications, which were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments.

In conjunction with the Senior Credit Facility amendment on February 3, 2009, we entered into a Stock Subscription Agreement with NBC Holdings Corp. (“Holdings”), pursuant to which Holdings purchased 10,000 shares of a newly created series of our preferred stock, par value $0.01 per share, for $1,000 per share, for an aggregate purchase price of $10.0 million. Subject to applicable restrictions under our Senior Credit Facility and other indebtedness, the holders of the preferred stock are entitled to receive mandatory cumulative dividends from the date of issuance at a rate of 15% of the liquidation preference, which is equal to $1,000 per share, as adjusted. The Series A Preferred Stock has a redemption feature that allows for redemption at the option of the holders of a majority of the shares, on occurrence of a Change of Control, at a redemption price per share equal to the liquidation preference plus accrued and unpaid dividends thereon; provided that in any event, redemption shall be subject to the restrictions of the Senior Credit Facility and other indebtedness.
Our primary liquidity requirements are for debt service under the ABL Credit Agreement, which replaced the Revolving Credit Facility, the Senior Secured Notes, which were issued on October 2, 2009 in conjunction with the payment in full of the Term Loan, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for income tax payments, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our revolving credit facility. At March 31, 2010, our total indebtedness was $454.6 million, consisting of a $75.0 million ABL Facility which was unused at March 31, 2010, $200.0 million of Senior Secured Notes with unamortized discount of $0.8 million, $175.0 million of Senior Subordinated Notes, $77.0 million of Senior Discount Notes, and $3.4 million of other indebtedness, including capital lease obligations.
Principal and interest payments under the ABL Facility, the Senior Secured Notes, the Senior Subordinated Notes, and the Senior Discount Notes represent significant liquidity requirements for us. An excess cash flow payment of $6.0 million for fiscal year ended March 31, 2009 under the Senior Credit Facility was paid in September 2009.
Loans under the Senior Credit Facility were subject to interest at floating rates based upon the borrowing option selected. On July 15, 2005, NBC entered into an interest rate swap agreement to essentially convert a portion of the variable rate Term Loan into debt with a fixed rate of 6.844% (4.344% plus an applicable margin as defined by the Senior Credit Facility). This agreement was effective as of September 30, 2005 and expired September 30, 2008.
The Senior Secured Notes require semi-annual interest payments at a fixed rate of 10.0% and mature on December 1, 2011. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments commencing September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.
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
Investing Cash Flows
Our capital expenditures were $5.4 million, $8.0 million and $7.3 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The ABL Credit Agreement does not have a limitation on capital expenditures other than as part of the fixed charge coverage ratio. We expect capital expenditures to be between $6.0 million and $7.0 million for fiscal year 2011.

Business acquisition and contract-management renewal expenditures were $2.8 million, $6.3 million and $14.7 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. During the fiscal year ended March 31, 2010, 14 bookstore locations were acquired in 11 separate transactions (all of which were contract-managed locations). During the fiscal year ended March 31, 2009, 22 bookstore locations were acquired in 19 separate transactions (19 of which were contract-managed locations). During the fiscal year ended March 31, 2008, we acquired 20 bookstore locations in 14 separate transactions (10 of which were contract-managed locations). Our ability to make acquisition expenditures is subject to certain restrictions under the ABL Credit Agreement.
During the fiscal years ended March 31, 2010 and 2009 we capitalized $0.6 million and during the fiscal year ended March 31, 2008 we capitalized $0.3 million in software development costs associated with new software products and enhancements to existing software products.
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
In addition to the previously mentioned business acquisition and contract-management renewal expenditures, the contract-managed acquisition costs during the fiscal year ended March 31, 2010 included $0.6 million of unpaid consideration. The purchase price of one of the bookstores during the fiscal year ended March 31, 2008 included $0.7 million of contingent consideration, which is paid to the previous owner on a monthly basis and is calculated as a percentage of revenues generated by the acquired bookstore each month. Such payments totaled $133,474, $123,972 and $41,219 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.
Operating Cash Flows
Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the ABL Facility. Usage of the ABL Facility to meet our liquidity needs fluctuates throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). For the fiscal year ended March 31, 2010, weighted-average borrowings under our revolving credit facilities approximated $4.0 million, with actual borrowings ranging from a low of no borrowings to a high of $28.6 million. Net cash flows from operating activities for the fiscal year ended March 31, 2010 were $30.8 million, up $4.4 million from $26.4 million for the fiscal year ended March 31, 2009. The increase in net cash flows from operating activities is due primarily to a $6.5 million decrease in accounts receivable primarily due to a decrease in Bookstore Division receivables from publishers for returns and a decrease of $6.8 million in income taxes paid during the fiscal year ended March 31, 2010. The increase in net cash flows was partially offset by an $11.0 million increase in payments for inventories partially due to increased rental inventories in the Bookstore Division at March 31, 2010. Net cash flows from operating activities for the fiscal year ended March 31, 2009 were $26.4 million, up $5.3 million from $21.1 million for the fiscal year ended March 31, 2008. The increase in net cash flows from operations was due primarily to a $9.5 million decrease in payments for inventories and a decrease of $3.1 million in income taxes paid during the fiscal year ended March 31, 2009.
As of March 31, 2010, we had $61.0 million in cash available to help fund working capital requirements. At certain times of the year, we also invest in cash equivalents. Any investments in cash equivalents are subject to restrictions under the ABL Credit Agreement. The ABL Credit Agreement allows investments in (1) certain short-term securities issued by, or unconditionally guaranteed by, the federal government, (2) certain short-term deposits in banks that have combined capital and surplus of not less than $500 million, (3) certain short-term commercial paper of issuers rated at least A-1 by Standard & Poor’s or P-1 by Moody’s, (4) certain money market funds which invest exclusively in assets otherwise allowable under the ABL Credit Agreement and (5) certain other similar short-term investments. Although we invest in compliance with the restrictions under our credit agreement and generally seek to minimize the risk associated with investments by investing in investment grade, highly liquid securities, we cannot give assurances that the cash equivalents that are in or will be selected to be in our investment portfolio will not lose a portion of their value or become impaired in the future.

Covenant Restrictions
We have a substantial level of indebtedness. Our debt agreements impose significant financial restrictions, which could prevent us from incurring additional indebtedness and taking certain other actions and could result in all amounts outstanding being declared due and payable if we are not in compliance with such restrictions. Access to borrowings under the ABL Facility is subject to the calculation of a borrowing base, which is a function of eligible accounts receivable and inventory, up to the maximum borrowing limit (less outstanding letters of credit). The ABL Credit Agreement restricts our ability and the ability of certain of our subsidiaries to make investments, acquisitions, loans or advances and pay dividends, except that, among other things, NBC may pay dividends to us (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes we owe. In addition, under the ABL Facility, if availability, as defined in the ABL Credit Agreement, is less than the greater of 20% of the total revolving credit commitments and $15.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.10x measured for the last twelve-month period on a pro forma basis in order to maintain access to the funds under the ABL Facility. At March 31, 2010, we had up to $75.0 million of total revolving credit commitments under the ABL Facility (less outstanding letters of credit and subject to a borrowing base). The calculated borrowing base as of March 31, 2010 was $44.7 million, of which $1.0 million was outstanding under a letter of credit and $43.7 million was unused. At March 31, 2010, our pro forma fixed charge coverage ratio was 1.5x.
The indenture governing the Senior Discount Notes restricts our ability and the ability of certain of our subsidiaries to pay dividends or make certain other payments, subject to certain exceptions, unless certain conditions are met, including (i) no default under the indenture has occurred, (ii) we and certain of our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the amount of the dividend or payment may not exceed 50% of aggregate income from January 1, 2004 to the end of the most recent fiscal quarter plus cash proceeds received from the issuance of stock less the aggregate of payments made under this restriction. If we do not meet the preceding conditions, we may still pay dividends or make certain other payments up to $15.0 million in the aggregate. At March 31, 2010, our pro forma consolidated coverage ratio was 1.5 to 1.0 and the amount distributable under the Senior Discount Notes was $15.0 million.
The indentures governing the Senior Subordinated Notes and the Senior Secured Notes contain similar restrictions on the ability of NBC and certain of its subsidiaries to pay dividends or make certain other payments. In addition, under the indentures to the Senior Subordinated Notes and the Senior Secured Notes, if there is no availability under the restricted payment calculation mentioned above, but NBC maintains the 2.0 to 1.0 consolidated coverage ratio on a pro forma basis, NBC may make dividends to us to meet the interest payments on the Senior Discount Notes. If NBC does not maintain the 2.0 to 1.0 ratio on a pro forma basis, it may still make payments, including dividends to us, up to $15.0 million in the aggregate. At March 31, 2010, NBC’s pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes was 1.85 to 1.0 and the ratio calculated under the indenture to the Senior Secured Notes was 2.0 to 1.0. The pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes differs from the ratio calculated under the indenture to the Senior Secured Notes because the indenture to the Senior Subordinated Notes excludes debt issue cost amortization for all debt instruments outstanding at the March 4, 2004 Transaction date from the calculation and the indenture to the Senior Secured Notes excludes only debt issue cost amortization for the Senior Secured Notes and the ABL Facility from the same calculation. At March 31, 2010, the amount distributable by NBC under the most restrictive indenture was $10.8 million after applying the $4.2 million dividend NBC paid to us for the March 15, 2010 interest on the Senior Discount Notes. Such restrictions are not expected to affect our ability to meet our cash obligations for the next twelve months.
As of March 31, 2010, we were in compliance with all of our debt covenants.
Our debt covenants use EBITDA and Adjusted EBITDA in the ratio calculations mentioned above. For a discussion of EBITDA and Adjusted EBITDA, see “Adjusted EBITDA Results” earlier in this Item and for a presentation reconciling EBITDA and Adjusted EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, see “Fiscal Year Ended March 31, 2010 Compared With Fiscal Year Ended March 31, 2009” and “Fiscal Year Ended March 31, 2009 Compared With Fiscal Year Ended March 31, 2008” earlier in this Item.

Sources of and Needs for Capital
As of March 31, 2010, we had up to $75.0 million of total revolving credit commitments under the ABL Facility (less outstanding letters of credit and subject to a borrowing base). The calculated borrowing base as of March 31, 2010 was $44.7 million, of which $1.0 million was outstanding under a letter of credit and $43.7 million was unused. Amounts drawn under the ABL Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations.
On October 2, 2009, in conjunction with the completion of NBC’s offering of the Senior Secured Notes and payment in full of the Term Loan, we entered into the ABL Credit Agreement which provides for the ABL Facility and replaced the Revolving Credit Facility (collectively the “Refinancing”). Although our overall indebtedness did not materially increase upon consummation of the Refinancing, our liquidity requirements have increased, primarily due to increased interest payment obligations. After giving effect to the Refinancing, NBC’s three principal tranches of debt (the Senior Secured Notes, the ABL Facility and the Senior Subordinated Notes) each will mature within a period of six months of each other. The ABL Facility will mature on the earlier of October 2, 2012 and the date that is 91 days prior to the earliest maturity of the $200.0 million Senior Secured Notes (which mature on December 1, 2011), the $175.0 million Senior Subordinated Notes (which mature on March 15, 2012), the $77.0 million Senior Discount Notes (which mature on March 15, 2013), or any refinancing thereof. As a consequence, we may be required to refinance the other tranches of debt in our capital structure in order to refinance the ABL Facility. Due to our highly leveraged capital structure, in the absence of a significant improvement in our credit profile and/or the financial markets, we may not be able to refinance our indebtedness, or NBC may not be able to refinance its indebtedness, on terms acceptable to us.
Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital and make anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We believe that funds generated from operations, existing cash, and borrowings under the ABL Facility will be sufficient to finance our current operations, cash interest requirements, income tax payments, planned capital expenditures, and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing. As noted previously, we also cannot give assurance that we will generate sufficient cash flow from operations or that future borrowings will be available under the ABL Facility in an amount sufficient to enable us to service our debt or to fund our liquidity needs.
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

Off-Balance Sheet Arrangements
As of March 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
The following tables present aggregated information as of March 31, 2010 regarding our contractual obligations and commercial commitments:

		Payments Due by Period
Contractual		Less Than	2-3	4-5	After 5
Obligations	Total	1 Year	Years	Years	Years

Long-term debt (1)	$452,237,954	$54,403	$452,127,935	$55,616	$—
Interest on long-term debt	95,649,747	43,586,701	52,060,521	2,525	—
Capital lease obligations	3,226,790	846,053	982,976	620,311	777,450
Interest on capital lease obligations	804,053	231,847	311,557	179,425	81,224
Operating leases	80,384,000	19,630,000	29,807,000	15,875,000	15,072,000
Uncertain tax position liabilities	—	—	—	—	—

Total	$632,302,544	$64,349,004	$535,289,989	$16,732,877	$15,930,674

	Total	Amount of Commitment Expiration Per Period
Other Commercial	Amounts	Less Than	2-3	4-5	Over 5
Commitments	Committed	1 Year	Years	Years	Years

Unused line of credit (2)	$75,000,000	$—	$75,000,000	$—	$—

(1)	Does not include the effect of $0.8 million of unamortized discount for the Senior Secured Notes.

(2)	Interest is not estimated on the line of credit due to uncertainty surrounding the timing and extent of usage of the line of credit.
We have recorded other long-term liabilities of $2.3 million, which consist primarily of certain lease related liabilities of $1.2 million to appropriately recognize rent expense over the rental term, deferred payments related to acquisitions of $0.7 million and deferred compensation of $0.4 million, which are excluded from the preceding table primarily because we cannot reasonably estimate the timing of the long-term payments.
Transactions with Related and Certain Other Parties
In accordance with NBC’s debt covenants, NBC declared and paid $8.5 million in dividends to us during the fiscal years ended March 31, 2010 and 2009 to provide funding for interest due and payable on our $77.0 million 11% senior discount notes. There were no dividends declared or received from NBC in fiscal year 2008.
In conjunction with the Senior Credit Facility amendment on February 3, 2009, we entered into a Stock Subscription Agreement with Holdings, pursuant to which Holdings purchased 10,000 shares of a newly created series of our preferred stock, par value $0.01 per share, for $1,000 per share, for an aggregate purchase price of $10.0 million. As a result of the Stock Subscription Agreement, we made a $10.0 million capital contribution to NBC.

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
In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) — Multiple Deliverable Arrangements” (“Update 2009-13”). Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The update addresses how to separate deliverables and how to measure and allocate arrangement considerations to one or more units of account. Update 2009-13 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management has determined that the update will not have a material impact on the consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“Update 2009-14”). Update 2009-14 clarifies what guidance should be used in allocating and measuring revenue for vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The amendments in this update do not affect software revenue arrangements that do not include tangible products nor do they affect software revenue arrangements that include services if the software is essential to the functionality of those services. Update 2009-14 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management has determined that the update will not have a material impact on the consolidated financial statements.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This Annual Report on Form 10-K contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations, such as, but not limited to, statements relating to EBITDA or Adjusted EBITDA growth, the expected revenue of new bookstores we are operating, expanding sales on the internet, continued growth of the market for new and used textbooks, the increase of student enrollment in colleges, expected growth or changes in certain segments, volume or revenue growth, our ability to extend, refinance or repay our indebtedness, expressions of general optimism or pessimism about the future, and statements preceded by, followed by or that include the words “may,” “believes,” “expects,” “feels,” “anticipates,” or the negation thereof, or similar expressions, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These forward-looking statements, for which we claim the protection of the safe harbor contained in the Reform Act, involve risks, uncertainties and other factors which may cause the actual performance or our achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include, but are not limited to, the following: (1) the risks of operating with a substantial level of indebtedness including possible increases in our costs of borrowing, our inability to pay interest as it comes due, repay debt, extend or refinance debt as it matures, and obtain additional financing, and the possibility that the maturity of our credit facility may be accelerated and that cash flow will be diverted away from operations; (2) increased competition from other companies that target our markets; (3) increased competition from alternative media and alternative sources of textbooks for students, including digital or other educational content sold or rented directly to students and increased competition for the purchase and sale of used textbooks from student-to-student transactions; (4) further deterioration in the economy and credit markets, a decline in consumer spending, and/or changes in general economic conditions in the markets in which we compete or may compete; (5) our inability to successfully start-up, acquire or contract-manage additional bookstores or to integrate those additional bookstores and/or to cost-effectively maintain our current contract-managed bookstores; (6) our inability to purchase a sufficient supply of used textbooks; (7) changes in pricing of new and/or used textbooks or in publisher practices regarding new editions and materials packaged with new textbooks; (8) the loss or retirement of key members of management; (9) the impact of seasonality of the wholesale and bookstore operations; (10) further goodwill impairment or impairment of identifiable intangibles resulting in a non-cash write down of goodwill or identifiable intangibles; and other risks detailed in our SEC filings, in particular in this Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is, and is expected to continue to be, fluctuation in interest rates. Our exposure to market risk for changes in interest rates relates to our short-term investments and borrowings under the ABL Facility. All of our long-term debt that would have exposed us to market risk due to fluctuations in variable interest rates has been paid in full. Exposure to interest rate fluctuations for our long-term debt is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes, the Senior Secured Notes and the Senior Discount Notes). Because we pay fixed interest coupons on our notes, market fluctuations do not impact our debt interest payments. However, the fair value of our notes fluctuates as a result of changes in market interest rates, changes in our credit worthiness, and changes in the overall credit market.
The following table presents quantitative information about our market risk sensitive instruments, which include the Senior Discount Notes, the Senior Subordinated Notes, the Senior Secured Notes, capital lease obligations, and other long-term debt:

	Fixed Rate Debt
		Weighted-
		Average
	Principal	Interest
	Cash Flows (1)	Rate
Fiscal Year Ended March 31:
2011	$900,456	9.63%
2012	375,649,664	9.63%
2013	77,461,247	10.94%
2014	402,190	8.46%
2015	273,739	8.29%
Thereafter	777,450	8.29%

Total	$455,464,746	9.73%

Fair Value	$438,537,000	—

(1)	Principal cash flows represent scheduled principal payments and are adjusted for certain optional prepayments, if any, to be applied toward principal balances.

Certain quantitative market risk disclosures have changed since March 31, 2009 as a result of the payment in full of the Term Loan and NBC’s issuance of the Senior Secured Notes, market fluctuations, movement in interest rates, and principal payments. The following table presents summarized market risk information (the weighted-average variable rates are based on implied forward rates in the yield curve as of the date presented):

	March 31,	March 31,
	2010	2009

Carrying Values:

Instruments entered into for purposes other than trading:
Cash equivalents (treasury notes)	$—	$4,999,319

Fixed rate debt	454,624,262	256,334,183
Variable rate debt	—	193,076,346

Fair Values:

Instruments entered into for purposes other than trading:
Cash equivalents (treasury notes)	$—	$4,999,319

Fixed rate debt	438,537,000	119,916,000
Variable rate debt	—	160,253,000

Overall Weighted-Average Interest Rates:

Cash equivalents (treasury notes)	—	0.07%

Fixed rate debt	9.73%	9.49%
Variable rate debt	—	9.25%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
NBC Acquisition Corp.
Lincoln, Nebraska
We have audited the accompanying consolidated balance sheets of NBC Acquisition Corp. and subsidiary as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NBC Acquisition Corp. and subsidiary as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP
Omaha, Nebraska
June 25, 2010

NBC ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,972,625	$44,038,468
Receivables, net	57,987,794	61,301,636
Inventories	97,497,689	93,115,663
Recoverable income taxes	2,435,287	2,869,583
Deferred income taxes	6,247,559	6,581,802
Prepaid expenses and other assets	4,070,281	3,950,874

Total current assets	229,211,235	211,858,026
PROPERTY AND EQUIPMENT, net of depreciation & amortization	42,155,424	45,638,522
GOODWILL	215,571,126	215,436,126
CUSTOMER RELATIONSHIPS, net of amortization	79,902,820	85,644,340
TRADENAME	31,320,000	31,320,000
OTHER IDENTIFIABLE INTANGIBLES, net of amortization	5,295,324	9,172,622
DEBT ISSUE COSTS, net of amortization	9,964,874	7,896,706
OTHER ASSETS	2,850,632	2,121,949

	$616,271,435	$609,088,291

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,387,040	$26,865,614
Accrued employee compensation and benefits	9,401,468	13,780,209
Accrued interest	7,666,997	1,049,804
Accrued incentives	6,313,933	6,110,700
Accrued expenses	9,051,651	4,277,105
Deferred revenue	1,299,960	959,274
Current maturities of long-term debt	54,403	6,917,451
Current maturities of capital lease obligations	846,053	748,692

Total current liabilities	61,021,505	60,708,849
LONG-TERM DEBT, net of current maturities	451,343,069	438,445,728
CAPITAL LEASE OBLIGATIONS, net of current maturities	2,380,737	3,298,658
OTHER LONG-TERM LIABILITIES	2,278,963	5,304,166
DEFERRED INCOME TAXES	40,401,490	44,857,890
COMMITMENTS (Note I)
REDEEMABLE PREFERRED STOCK
Series A redeemable preferred stock, $.01 par value, 20,000 shares authorized, 10,000 shares issued and outstanding at March 31, 2010 and 2009, at redemption value	11,805,888	10,233,334
STOCKHOLDERS’ EQUITY:
Common stock, voting, authorized 5,000,000 shares of $.01 par value; issued and outstanding 554,094 shares	5,541	5,541
Additional paid-in capital	111,203,506	111,142,082
Note receivable from stockholder	(92,755)	(92,715)
Accumulated deficit	(64,076,509)	(64,815,242)

Total stockholders’ equity	47,039,783	46,239,666

	$616,271,435	$609,088,291

See notes to consolidated financial statements.

NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008

REVENUES, net of returns	$605,493,613	$610,716,181	$581,247,786

COSTS OF SALES (exclusive of depreciation shown below)	370,195,916	371,369,240	354,139,474

Gross profit	235,297,697	239,346,941	227,108,312

OPERATING EXPENSES:
Selling, general and administrative	161,858,274	168,314,611	157,193,426
Closure of California Warehouse	—	—	(36,057)
Depreciation	8,517,004	7,602,631	7,208,504
Amortization	10,853,248	11,384,020	10,443,335
Goodwill impairment	—	106,972,000	—

	181,228,526	294,273,262	174,809,208

INCOME (LOSS) FROM OPERATIONS	54,069,171	(54,926,321)	52,299,104

OTHER EXPENSES (INCOME):
Interest expense	49,405,222	41,603,618	41,659,028
Interest income	(180,709)	(426,536)	(1,332,497)
Loss on early extinguishment of debt	3,065,759	—	—
Loss on derivative financial instrument	—	102,000	198,000

	52,290,272	41,279,082	40,524,531

INCOME (LOSS) BEFORE INCOME TAXES	1,778,899	(96,205,403)	11,774,573

INCOME TAX EXPENSE (BENEFIT)	(532,388)	4,288,620	4,558,122

NET INCOME (LOSS)	$2,311,287	$(100,494,023)	$7,216,451

EARNINGS (LOSS) PER SHARE:
Basic	$1.33	$(181.79)	$13.02

Diluted	$1.32	$(181.79)	$12.61

See notes to consolidated financial statements.

NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Note	Retained	Accumulated
		Additional	Receivable	Earnings	Other
	Common	Paid-in	From	(Accumulated	Comprehensive		Comprehensive
	Stock	Capital	Stockholder	Deficit)	Income (Loss)	Total	Income (Loss)

BALANCE, April 1, 2007	$5,541	$111,028,177	$(97,504)	$28,695,664	$613,000	$140,244,878
Payment on stockholder note	—	—	4,869	—	—	4,869
Interest accrued on stockholder note	—	—	(4,882)	—	—	(4,882)	$—
Net income	—	—	—	7,216,451	—	7,216,451	7,216,451
Share-based compensation attributable to stock options	—	70,489	—	—	—	70,489	—
Other comprehensive loss, net of taxes:
Unrealized loss on interest rate swap agreement, net of taxes of $861,000	—	—	—	—	(1,361,000)	(1,361,000)	(1,361,000)

BALANCE, March 31, 2008	5,541	111,098,666	(97,517)	35,912,115	(748,000)	146,170,805	$5,855,451

Payment on stockholder note	—	—	9,752	—	—	9,752	$—
Interest accrued on stockholder note	—	—	(4,950)	—	—	(4,950)	—
Net loss	—	—	—	(100,494,023)	—	(100,494,023)	(100,494,023)
Share-based compensation attributable to stock options	—	43,416	—	—	—	43,416	—
Cumulative preferred dividend	—	—	—	(233,334)	—	(233,334)	—
Other comprehensive gain, net of taxes:
Unrealized gain on interest rate swap agreement, net of taxes of $473,000	—	—	—	—	748,000	748,000	748,000

BALANCE, March 31, 2009	5,541	111,142,082	(92,715)	(64,815,242)	—	46,239,666	$(99,746,023)

Payment on stockholder note	—	—	4,869	—	—	4,869	$—
Interest accrued on stockholder note	—	—	(4,909)	—	—	(4,909)	—

Net income	—	—	—	2,311,287	—	2,311,287	2,311,287
Share-based compensation attributable to stock options	—	61,424	—	—	—	61,424	—
Cumulative preferred dividend	—	—	—	(1,572,554)	—	(1,572,554)	—

BALANCE, March 31, 2010	$5,541	$111,203,506	$(92,755)	$(64,076,509)	$—	$47,039,783	$2,311,287

See notes to consolidated financial statements.

NBC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$2,311,287	$(100,494,023)	$7,216,451
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Share-based compensation	1,106,882	1,288,543	1,040,599
Provision for losses on receivables	1,399,466	1,366,979	468,007
Depreciation	8,517,004	7,602,631	7,208,504
Amortization	15,909,538	13,845,365	12,538,311
Goodwill impairment	—	106,972,000	—
Loss on early extinguishment of debt	3,065,759	—	—
Amortization of bond discount	159,518	—	7,488,308
Loss on derivative financial instrument	—	102,000	198,000
Loss on disposal of assets	235,803	124,871	284,891
Deferred income taxes	(4,122,157)	(1,947,665)	(6,067,027)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	1,252,806	(5,271,324)	(2,920,327)
Inventories	(2,874,880)	8,101,584	(1,425,783)
Recoverable income taxes	434,296	(2,846,510)	—
Prepaid expenses and other assets	30,593	(1,400,805)	(545,433)
Other assets	462,071	275,316	490,219
Accounts payable	(376,486)	(2,132,402)	(1,098,060)
Accrued employee compensation and benefits	(4,378,741)	1,679,569	(2,112,361)
Accrued interest	6,617,193	18,579	320,425
Accrued incentives	203,233	(998,157)	125,595
Accrued expenses	516,894	1,104,983	837,883
Income taxes payable	—	(847,370)	(2,405,704)
Deferred revenue	340,686	96,280	(35,672)
Other long-term liabilities	20,465	(284,493)	(506,193)

Net cash flows from operating activities	30,831,230	26,355,951	21,100,633
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,410,976)	(7,979,371)	(7,260,909)
Acquisitions, net of cash acquired	(2,847,608)	(6,320,772)	(14,681,655)
Proceeds from sale of property and equipment	141,167	35,503	36,385
Software development costs	(648,523)	(633,763)	(272,981)

Net cash flows from investing activities	(8,765,940)	(14,898,403)	(22,179,160)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	199,000,000	—	—
Proceeds from issuance of preferred stock	—	10,000,000	—
Payment of financing costs	(10,190,217)	(3,961,811)	—
Principal payments on long-term debt	(193,125,225)	(2,070,654)	(1,957,852)
Principal payments on capital lease obligations	(820,560)	(722,823)	(624,910)
Borrowings under revolving credit facility	85,000,000	200,600,000	148,000,000
Payments under revolving credit facility	(85,000,000)	(200,600,000)	(148,000,000)
Proceeds from payment on note receivable from stockholder	4,869	9,752	4,869

Net cash flows from financing activities	(5,131,133)	3,254,464	(2,577,893)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,934,157	14,712,012	(3,656,420)
CASH AND CASH EQUIVALENTS, Beginning of period	44,038,468	29,326,456	32,982,876

CASH AND CASH EQUIVALENTS, End of period	$60,972,625	$44,038,468	$29,326,456

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$37,572,221	$39,123,694	$31,755,319
Income taxes	3,155,473	9,930,165	13,030,853
Noncash investing and financing activities:
Property acquired through capital leases	$—	$—	$2,200,000
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreement, net of income taxes	—	748,000	(1,361,000)
Deferred taxes resulting from unrealized gain (loss) on interest rate swap agreement	—	473,000	(861,000)
Other intangible agreement to be paid over three years	—	—	1,585,407
Unpaid consideration associated with bookstore acquisitions	574,465	155,000	700,000
See notes to consolidated financial statements.

NBC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. NATURE OF OPERATIONS
NBC Acquisition Corp. (the “Company”) does not conduct significant activities apart from its investment in Nebraska Book Company, Inc. (“NBC”). Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC. References to “the Company” and “NBC” are used interchangeably when discussing such operational matters. NBC participates in the college bookstore industry primarily by operating its own college bookstores, by providing used textbooks to college bookstore operators, by providing distance education products and services, and by providing proprietary college bookstore information and e-commerce systems, consulting and other services. On March 4, 2004, Weston Presidio formed NBC Holdings Corp. and acquired the controlling interest in us through a series of steps which resulted in Weston Presidio owning a substantial majority of our common stock (referred to as the “March 4, 2004 Transaction”).
B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our and our subsidiary’s significant accounting policies are as follows:
Principles of Consolidation: The consolidated financial statements include our accounts and NBC’s accounts (“we,” “our,” or “us”). All intercompany balances and transactions are eliminated in consolidation.
Revenue Recognition: Our revenue recognition policies, by reporting segment, are as follows:
Bookstore Division — The Bookstore Division’s revenues consist primarily of the sale or rental of new and used textbooks, as well as the sale of a variety of other merchandise including apparel, general books, sundries, and gift items. Such sales occur primarily “over-the-counter” or online with revenues being recognized at the point of sale or upon shipment. We implemented a rental program for new and used textbooks in fiscal 2010 and revenues associated with that program are recognized at the time of rental.
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
Shipping and Handling Fees and Costs: Amounts billed to a customer for shipping and handling have been classified as revenues in the consolidated statements of operations and approximated $7.6 million, $6.1 million and $5.7 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Shipping and handling costs are included in operating expenses in the consolidated statements of operations and approximated $11.0 million, $10.4 million and $9.9 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.
Sales Tax Collections: We account for sales tax collected from customers and remitted to the applicable taxing authorities on a net basis, with no impact on revenues and any differences between amount collected and amount remitted being recorded in selling, general and administrative expenses.
Advertising: Advertising costs are expensed as incurred and approximated $6.3 million, $7.0 million and $7.3 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

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
Accounts Receivable and Allowance for Doubtful Accounts: We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance, we analyze the aging of the receivable, the customer’s financial position, historical collection experience, and other economic and industry factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Credits due from publishers for returns are re-classed from accounts payable to accounts receivable.
Inventories: Inventories are stated at the lower of cost or market. The cost of used textbook inventories is determined using the weighted-average method. Our Bookstore Division uses the retail inventory method to determine cost for new textbooks and non-textbook inventories. The cost of other inventories is determined on a first-in, first-out cost method. We account for inventory obsolescence based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by us, inventory write-downs may be required. In determining inventory adjustments, we consider amounts of inventory on hand, projected demand, new editions and other industry factors.
Property and Equipment: Property and equipment are stated at cost. Depreciation is determined using the straight-line method. The majority of property and equipment have useful lives of one to seven years, with the exception of buildings which are depreciated over 39 years and leasehold improvements which are depreciated over the remaining life of the corresponding lease, or the useful life, if shorter. We do not consider renewal options for the determination of the amortization period for leasehold improvements unless renewal is considered reasonably assured at the inception of the lease.
Goodwill: Goodwill arose as a result of the March 4, 2004 Transaction and the acquisition of bookstore operations subsequent thereto. The goodwill in such transactions is determined by calculating the difference between the consideration transferred and the fair value of net assets acquired. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including the Intangibles — Goodwill and Other and Property, Plant and Equipment Topics of the FASB ASC. In accordance with such standards, goodwill is not amortized but rather tested at least annually at March 31 for impairment and we evaluate impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We evaluate goodwill at the reporting unit level and have identified our reportable segments the Textbook Division, Bookstore Division and Complementary Services Division as our reporting units. Our reporting units are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized our operating segments based upon differences in products and services provided.
In the first step of our goodwill impairment test, fair value is determined using a market approach based primarily on an earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiple, and is deemed to be the most indicative of the Company’s fair value. The EBITDA multiple approach requires that we estimate a certain valuation multiple of EBITDA derived from comparable companies and apply that multiple to our latest twelve month pro forma EBITDA. We reviewed comparable company information to determine the EBITDA multiple and concluded that 6.76x was an appropriate EBITDA multiple at March 31, 2010 and 7.0x was appropriate at March 31, 2009. This total company fair value is allocated to the reporting units based upon their percentage of EBITDA. The fair value was also calculated using the income approach (discounted cash flow approach) and we concluded that it was supportive of the fair value based upon the EBITDA multiple approach. If we fail the first step of the goodwill impairment test, we are required, in the second step, to estimate the fair value of reporting unit assets and liabilities, including intangible assets, to derive the fair value of the reporting unit’s goodwill.
We monitor relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of our goodwill and identifiable intangibles. It is possible that changes in such circumstances, or in the numerous variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill and identifiable intangibles, including a further deterioration in the economy or debt markets or a significant delay in a recovery, could in the future require us to further write down a portion of our goodwill or write down a portion of our identifiable intangibles and record related non-cash impairment charges.

Identifiable Intangibles — Customer Relationships: The identifiable intangible asset for customer relationships is attributable to the non-contractual long-term relationships we have established over the years with customers in our Textbook and Complementary Services Divisions. This identifiable intangible is amortized on a straight-line basis over an estimated useful life of 20 years. We test our customer relationship intangible for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Due to the economic downturn and in conjunction with the goodwill impairment test conducted for March 31, 2009, the identifiable intangible asset for customer relationships was tested for impairment at March 31, 2009. In accordance with the Property, Plant and Equipment Topic of the FASB ASC, an impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. We completed our test using the income approach which utilizes valuation techniques to convert future amounts of cash flows or earnings to a present amount and determined that the intangible asset for customer relationships was not impaired.
Identifiable Intangibles — Tradename: The identifiable intangible asset for tradename relates to the trademark owned on the name “Nebraska Book Company” and the corresponding logo. This identifiable intangible has an indefinite useful life; and, thus, is not amortized but rather tested at least annually for impairment. In accordance with the Intangibles — Goodwill and Other Topic of the FASB ASC, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. We completed our test at March 31, 2010 by reviewing the valuation from March 31, 2009 and determined that the assumptions used in the valuation have not significantly changed; therefore, we determined that the intangible asset for tradename was not impaired.
Other Identifiable Intangibles — Developed Technology: Our primary activities regarding the internal development of software revolve around its proprietary college bookstore information technology (PRISM and WinPRISM) and e-commerce technology (WebPRISM), which are used by our Bookstore Division and also marketed to the college bookstore industry and other businesses. As this internally developed software is intended for both internal use and sale to external customers, we adhere to the guidance in the Software and Internal-Use Software Topics of the FASB ASC.
Development costs included in the research and development of new software products and enhancements to existing software products associated with our proprietary college bookstore information technology and e-commerce technology are expensed as incurred until technological feasibility has been established. After technological feasibility is established, additional development costs are capitalized and amortized on a straight-line basis over the lesser of six years or the economic life of the related product. Recoverability of such capitalized costs is evaluated based upon estimates of future undiscounted cash flows. We test our developed technology intangible for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Due to the economic downturn and in conjunction with the goodwill impairment test conducted for March 31, 2009, the identifiable intangible asset for developed technology was tested for impairment at March 31, 2009. In accordance with the Property, Plant and Equipment Topic of the FASB ASC, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. We completed our test using the cost approach which considers replacement cost based on the cost to acquire or construct a substitute asset of comparable utility from the perspective of a market participant and determined that the intangible asset for developed technology was not impaired.
Development costs also include the development of new software products and enhancements to existing software products used solely for internal purposes. Such costs are expensed until the preliminary project stage is completed and the project has been authorized by management, at which point subsequent costs are capitalized until the project is substantially complete and ready for its intended use. These costs, capitalization of which totaled $0.6 million for the fiscal years ended March 31, 2010 and 2009 and $0.3 million for the fiscal year ended March 31, 2008 are amortized on a straight-line basis over a period up to six years.
Amortization of the capitalized costs associated with developed technology totaled $2.1 million for the fiscal years ended March 31, 2010 and 2009 and $2.0 million for the fiscal year ended March 31, 2008.
Other Identifiable Intangibles — Covenants Not to Compete: The identifiable intangible asset for covenants not to compete represents the value assigned to such agreements, which are typically entered into with the owners of college bookstores acquired by us. This identifiable intangible is amortized on a straight-line basis over the term of the agreement, which ranges from 2 to 15 years. We test our covenants not to compete intangible for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Other Identifiable Intangibles — Contract-Managed Acquisition Costs: The identifiable intangible asset for contract-managed acquisition costs generally represents payments made at the time of contract signing or renewal to institutions that contract with us to manage the on-campus bookstore. This identifiable intangible is amortized on a straight-line basis over the term of the agreements, which range from 1 to 15 years. We test our contract-managed acquisition costs intangible for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Other Identifiable Intangibles — Other: The other identifiable intangible asset relates to an agreement whereby we agreed to pay $1.7 million over a period of 36 months, beginning September 1, 2007, to a software company in return for certain rights related to that company’s products that are designed to enhance web-based sales. This identifiable intangible is amortized on a straight-line basis over the 36 month base term of the agreement. We test our other intangible for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Debt Issue Costs: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt. Accumulated amortization of such costs as of March 31, 2010 and 2009 was approximately $8.2 million and $10.0 million, respectively and $3.1 million of such costs were written off during the fiscal year ended March 31, 2010 in conjunction with the termination of the Term Loan and Revolving Credit Facility under the Senior Credit Facility. See also long-term debt which is disclosed in Note H.
Accrued Incentives. Our Textbook Division offers certain incentive programs to its customers that allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. As the rebates are earned by the customer, we recognize the rebates based on historical rates of usage and forfeitures and the balance of earned but unused rebates is recorded as accrued incentives. Accrued incentives at March 31, 2010 were $6.3 million, including estimated forfeitures, however, if we accrued for rebates earned and unused as of March 31, 2010, assuming no forfeitures, our accrued incentives would have been $7.0 million.
Derivative Financial Instruments: Interest rate swap agreements have historically been used by us to reduce exposure to fluctuations in the interest rates on NBC’s variable rate debt. Such agreements are recorded in the consolidated balance sheet at fair value. Changes in the fair value of the agreements are recorded in earnings or other comprehensive income (loss), based on whether the agreements are designated as part of the hedge transaction and whether the agreements are effective in offsetting the change in the value of the interest payments attributable to NBC’s variable rate debt.
Fair Value of Financial Instruments: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of March 31, 2010 and 2009, because of the relatively short maturity of these instruments. The fair value of long-term debt, including the current maturities, was approximately $438.5 million and $280.2 million as of March 31, 2010 and 2009, respectively, as determined by quoted market values and prevailing interest rates for similar debt issues. The interest rate swap agreement was expired at March 31, 2010 and 2009 and was recorded at a loss of $1.1 million as of March 31, 2008. The fair value of the interest rate swap agreement at March 31, 2008 was determined by calculating the net present value of estimated future payments between NBC and its counterparty.
Share-Based Compensation: On April 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) codified in the Compensation — Stock Compensation Topic of the FASB ASC. The Topic focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure and recognize the cost of such services based on the grant-date fair value of the award. This Topic eliminates the intrinsic value method of accounting for share-based compensation by us for transactions occurring after March 31, 2006.
We account for our share-based compensation arising from transactions occurring prior to April 1, 2006 under the provisions of the Compensation — Stock Compensation Topic of the FASB ASC utilizing the intrinsic value method. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Topic establishes accounting and disclosure requirements using a fair-value-based method of accounting for share-based employee compensation plans. For purposes of measuring share-based compensation, we are considered a nonpublic entity as defined in the Topic. As allowed by the Topic, we elected to continue to apply the intrinsic-value-based method of accounting for options granted prior to April 1, 2006 and used the minimum value method for pro forma disclosure of the impact of accounting standard changes.

Nonvested Stock: Under the NBC Holdings Corp. 2005 Restricted Stock Plan, 4,200 shares of NBC Holdings Corp. capital stock may be and were issued on March 31, 2006 for $0.01 per share to certain of our officers and directors. Certain restrictions limit the sale or transfer of these shares (as more fully described in Note Q to the consolidated financial statements). Such shares are subject to both call rights on behalf of NBC Holdings Corp. and put rights on behalf of the officers and directors once vested (as more fully described in Note Q to the consolidated financial statements). The shares vest on September 30, 2010 (the “vesting date”). Due to the existence of the put rights, share-based compensation will be recognized from March 31, 2006 until the vesting date and recorded as “other long-term liabilities” or “accrued expenses” in the consolidated balance sheets, as appropriate.
Income Taxes: We provide for deferred income taxes based upon temporary differences between financial statement and income tax bases of assets and liabilities, and tax rates in effect for periods in which such temporary differences are estimated to reverse.
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty to Income Taxes” (FIN 48) codified in the Income Taxes Topic of the FASB ASC on April 1, 2007. Tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. The adoption of the accounting standard had no impact on our consolidated financial statements. Although the statute of limitations varies by state, generally starting with fiscal year 2006, tax years remain open and subject to examination by either the Internal Revenue Service or a number of states where we do business. Interest and penalties associated with underpayments of income taxes are classified in the consolidated statements of operations as income tax expense.
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
Redeemable Preferred Stock: Redeemable Preferred Stock is classified outside of permanent equity due to its redemption features that are outside our control and is measured at redemption value which includes accumulated and unpaid dividends. The number of shares of Preferred Stock issued and outstanding were 10,000 for fiscal years ended March 31, 2010 and 2009. Accumulated dividends for the period reduce earnings or increase losses for purposes of calculating EPS and were $1.6 million and $0.2 million at March 31, 2010 and 2009, respectively. There were no shares of Preferred Stock issued and outstanding or accumulated dividends at March 31, 2008.
Common Stock Shares Issued and Outstanding: The number of shares of Common Stock issued and outstanding were 554,094 for fiscal years ended March 31, 2010, 2009 and 2008.
Comprehensive Income (Loss): Comprehensive income (loss) includes net income and other comprehensive income (losses). Other comprehensive income (losses) consists of unrealized gains (losses) on the interest rate swap agreement, net of taxes.
Presentation: In our accompanying 2009 and 2008 Consolidated Statements of Cash Flows we have revised our presentation of proceeds from, and principal payments of, our revolving credit facility to reflect the cash flows in connection with the borrowings and repayments under this revolver. Related amounts had previously been presented on a net basis, rather than in accordance with ASC Topic 230, Statement of Cash Flows (formerly SFAS No. 95, Statement of Cash Flows) on a gross basis. This revision had no impact on the net proceeds from, and principal repayments of, this revolver or on our net cash flows from financing activities.
Accounting Standards Not Yet Adopted: In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (“Update 2010-06”). Update 2010-06 provides amendments to current standards to require new disclosures for transfers of assets and liabilities between Levels 1 and 2 and for activity in Level 3 fair value measurements. Furthermore, the update provides amendments to clarify that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for those measurements that fall in either Level 2 or Level 3. Update 2010-06 becomes effective for us in fiscal year 2011. Management has determined that the update will not have a material impact on the consolidated financial statements.

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
C. RECEIVABLES
Receivables are summarized as follows:

	March 31,
	2010	2009
Trade receivables, less allowance for doubtful accounts of $1,283,360 at March 31, 2010 and 2009	$30,944,300	$29,097,291
Receivables from book publishers for returns	22,148,190	25,233,975
Advances for book buy-backs	1,675,625	2,795,286
Other	3,219,679	4,175,084

	$57,987,794	$61,301,636

Trade receivables include the effect of estimated product returns. The amount of estimated product returns at March 31, 2010 and 2009 was $5.3 million and $5.5 million, respectively.
D. INVENTORIES
Inventories are summarized as follows:

	March 31,
	2010	2009
Bookstore Division	$68,765,952	$59,785,703
Textbook Division	26,132,007	30,571,333
Complementary Services Division	2,599,730	2,758,627

	$97,497,689	$93,115,663

Textbook Division inventories include the effect of estimated product returns. The amount of estimated product returns at March 31, 2010 and 2009 was $2.4 million and $2.5 million, respectively.
General and administrative costs associated with the storage and handling of inventory approximated $9.9 million and $10.4 million for the fiscal years ended March 31, 2010 and 2009, respectively, of which $2.0 million and $2.2 million was capitalized into inventory at March 31, 2010 and 2009, respectively.

E. PROPERTY AND EQUIPMENT
A summary of the cost of property and equipment follows:

	March 31,
	2010	2009
Land	$3,565,382	$3,565,382
Buildings and improvements	25,774,209	25,675,055
Leasehold improvements	16,207,697	14,598,193
Furniture and fixtures	17,153,671	15,976,841
Information systems	14,640,695	14,650,613
Automobiles and trucks	231,743	220,008
Machinery	351,011	378,966
Projects in process	83,703	178,309

	78,008,111	75,243,367
Less: Accumulated depreciation & amortization	(35,852,687)	(29,604,845)

	$42,155,424	$45,638,522

F. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES
As discussed in Note A, on March 4, 2004, Weston Presidio acquired the controlling interest in us through a series of steps which resulted in Weston Presidio owning a substantial majority of our common stock. The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to us and NBC as of the date of the transaction. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair values, as determined in part using an independent third-party appraisal. The allocation of the excess purchase price included establishing identifiable intangibles for customer relationships of $114.8 million and tradename of $31.3 million; adjusting the carrying value of developed technology at March 4, 2004 to a fair value of $11.4 million; and adjusting the carrying value of goodwill at March 4, 2004 to a fair value of $269.1 million, of which $25.3 million is deductible for income tax purposes. The weighted-average amortization period for the identifiable intangibles subject to amortization is 19.1 years, including 20 years for customer relationships and 4.0 years for developed technology.
For the fiscal year ended March 31, 2010, 14 bookstore locations were acquired in 11 separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $2.9 million, of which $0.1 million was assigned to tax-deductible goodwill, $0.1 million was assigned to tax-deductible covenants not to compete with an amortization period of two years, and $0.5 million was assigned to contract-managed acquisition costs with a weighted-average amortization period of 3.4 years and a weighted-average amortization period for all intangibles acquired of 3.3 years. As of March 31, 2010, $0.6 million of acquisition costs were unpaid. Finally, during the period ended March 31, 2010, we paid $0.1 million of previously accrued consideration for bookstore acquisitions and contract-managed costs occurring in prior fiscal years.
We also incurred $0.3 million in contract-managed acquisition costs with a weighted-average amortization period of 3.2 years associated with the renewal of 6 contract-managed locations during the fiscal year ended March 31, 2010.
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
For the fiscal year ended March 31, 2009, 22 bookstore locations were acquired in 19 separate transactions. The purchase price, net of cash acquired, of such acquisitions was $5.8 million, of which $0.4 million was assigned to tax-deductible goodwill, $1.6 million was assigned to non tax-deductible goodwill, $0.2 million was assigned to tax-deductible covenants not to compete with amortization periods of three years, $0.4 million was assigned to non tax-deductible covenants not to compete with amortization periods of three years, and $0.9 million was assigned to contract-managed acquisition costs with a weighted-average amortization period of 4.5 years and a weighted-average amortization period for all intangibles acquired of 4.0 years. Included in the total purchase price, net of cash acquired, was $0.7 million of contingent consideration associated with one of the bookstores acquired, which is being paid to the previous owner on a monthly basis and is calculated as a percentage of revenues generated by the acquired bookstore each month.

We also incurred $0.5 million in contract-managed acquisition costs with a weighted-average amortization period of 6.9 years associated with the renewal of 10 contract-managed locations during the fiscal year ended March 31, 2009.
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
The changes in the carrying amount of goodwill, in total, by reportable segment and assigned to corporate administration, are as follows:

	Bookstore	Corporate
	Division	Administration	Total
Balance, April 1, 2008	$51,305,398	$269,061,875	$320,367,273

Additions to goodwill:

Bookstore acquisitions	2,040,853	—	2,040,853
Impairment	—	(106,972,000)	(106,972,000)

Balance, March 31, 2009	53,346,251	162,089,875	215,436,126

Additions to goodwill:

Bookstore acquisitions	135,000	—	135,000

Balance, March 31, 2010	$53,481,251	$162,089,875	$215,571,126

The following table presents the gross carrying amount and accumulated impairment charge of goodwill:

	March 31,
	2010	2009
Gross carrying amount	$322,543,126	$322,408,126
Accumulated impairment	(106,972,000)	(106,972,000)

Net carrying amount	$215,571,126	$215,436,126

We test for impairment annually or more frequently if impairment indicators exist. We have identified the Bookstore Division, Textbook Division and Complementary Services Division as our reporting units for the purposes of assessing impairment. We completed our annual test for impairment by reporting unit during the fourth quarter for the year ended March 31, 2010 and no impairment was indicated. Goodwill impairment testing is a two-step process. The first step involves comparing the fair value of the Company’s reporting units to their carrying amount. If the fair value of the reporting unit is greater than the carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

Due to the economic downturn and changes in comparable company market multiples, we determined in the first step of the goodwill impairment test conducted at March 31, 2009, that the carrying value of the Textbook and Bookstore Divisions exceeded their fair values, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test. As a result, we recorded an impairment charge of $107.0 million in fiscal year 2009. The carrying value of goodwill in excess of the implied fair value was $67.0 million and $40.0 million for the Textbook and Bookstore Divisions, respectively. The impairment charge reduced our goodwill carrying value to $215.4 million as of March 31, 2009. Fair value was determined using a market approach based primarily on an EBITDA multiple, and was deemed to be the most indicative of the Company’s fair value and is consistent in principle with the methodology used for goodwill evaluation in prior years. The EBITDA multiple approach requires that we estimate a certain valuation multiple of EBITDA derived from comparable companies and apply that multiple to our latest twelve month pro forma EBITDA. We review comparable company information to determine the EBITDA multiple. This total company fair value is allocated to the reporting units based upon their percentage of EBITDA. The fair value is also calculated using the income approach (discounted cash flow approach) and we concluded at March 31, 2010 and 2009 that it was supportive of the fair value based upon the EBITDA multiple approach. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions about future economic conditions and comparable company market multiples, among others. In the second step of the goodwill impairment test, we are required to estimate the fair value of reporting unit assets and liabilities, including intangible assets, to derive the fair value of the reporting unit’s goodwill. For purposes of the second step of the goodwill impairment test conducted at March 31, 2009, we estimated the fair value of our intangible assets Tradename, Customer Relationships and Developed Technology using the relief-from-royalty market approach, excess earnings method income approach and replacement cost approach, respectively.
The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

	March 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(34,927,180)	$79,902,820
Developed technology	13,709,789	(12,137,672)	1,572,117
Covenants not to compete	3,416,000	(2,268,172)	1,147,828
Contract-managed acquisition costs	4,555,740	(2,200,557)	2,355,183
Other	1,585,407	(1,365,211)	220,196

	$138,096,936	$(52,898,792)	$85,198,144

	March 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(29,185,660)	$85,644,340
Developed technology	13,086,017	(10,069,126)	3,016,891
Covenants not to compete	6,614,699	(4,069,131)	2,545,568
Contract-managed acquisition costs	4,816,378	(1,954,878)	2,861,500
Other	1,585,407	(836,744)	748,663

	$140,932,501	$(46,115,539)	$94,816,962

Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

Amortization
Expense

Fiscal year ended March 31, 2010	$10,853,248
Fiscal year ended March 31, 2009	11,384,020
Fiscal year ended March 31, 2008	10,443,335

Estimated amortization expense for the fiscal years ending March 31:
2011	$8,104,852
2012	6,880,562
2013	6,482,335
2014	6,119,918
2015	5,961,196
Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction and total $31,320,000. The tradename was determined to have an indefinite life based on our current intentions. We periodically review the underlying factors relative to this intangible asset. If factors were to change that would indicate the need to assign a definite life to this asset, we would do so and commence amortization. We test the tradename for impairment annually on March 31. We completed our test at March 31, 2010 by reviewing the valuation from prior year and determined that the assumptions used in the valuation have not significantly changed. We completed our test at March 31, 2009 using the relief-from-royalty market approach which is applied using relevant information generated by market transactions involving identical or comparable assets or liabilities. We determined at March 31, 2010 and 2009 that the intangible asset for tradename was not impaired.
Identifiable intangibles subject to amortization consist of customer relationships, developed technology, covenants not to compete, contract-managed acquisition costs and other intangibles. These intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Due to the economic downturn and in conjunction with the goodwill impairment test conducted for March 31, 2009, the customer relationships and developed technology intangibles were tested for impairment at March 31, 2009. We completed our test using the excess earnings method income approach for customer relationships and the replacement cost approach for developed technology and determined that the intangible assets were not impaired.
G. ACCRUED EXPENSES
Accrued expenses are summarized as follows:

	March 31,
	2010	2009
Accrued rent	$4,285,622	$3,725,616
Accrued share-based compensation	4,257,652	—
Accrued property taxes	508,377	551,489

	$9,051,651	$4,277,105

Accrued share-based compensation is the liability recognized for the shares issued under the 2005 Restricted Stock Plan, which vest September 30, 2010, and the Restricted Stock Special Bonus Agreement, which are described in further detail in Note Q and was presented as a long-term liability in prior years.

H. LONG-TERM DEBT
Details regarding each of our instruments of indebtedness are provided in the following table:

	March 31,
	2010	2009
Term Loan paid in full October 2, 2009, principal and interest payments were due quarterly, interest accrued at a floating rate based on Eurodollar rate plus an applicable margin percent (9.25%, as reset on March 31, 2009)	$—	$193,076,346
Senior Secured Notes, second-priority to ABL Facility, unamortized bond discount $840,482, principal due December 1, 2011, interest payments accrue at fixed rate of 10.0% and are payable semi-annually on December 1 and June 1 beginning December 1, 2009	199,159,518	—
Senior Subordinated Notes, unsecured, principal due on March 15, 2012, interest payments accrue at a fixed rate of 8.625% and are payable semi-annually on March 15 and September 15 beginning September 15, 2004	175,000,000	175,000,000
Senior Discount Notes, unsecured, principal due on March 15, 2013, interest accreted at a rate of 11.0% to a face amount of $77.0 million on March 15, 2008, interest payments accrue beginning March 15, 2008 at a fixed rate of 11.0% and are payable semi-annually on March 15 and September 15 beginning September 15, 2008	77,000,000	77,000,000
Mortgage note payable with an insurance company assumed with the acquisition of a bookstore facility, due December 1, 2013, monthly payments of $6,446 including interest at 10.75%	237,954	286,833

	451,397,472	445,363,179
Less current maturities of long-term debt	(54,403)	(6,917,451)

Long-term debt	$451,343,069	$438,445,728

Indebtedness at March 31, 2010 includes an amended and restated bank-administered credit agreement (the “ABL Credit Agreement”), which provides for a $75.0 million asset-based revolving credit facility (the “ABL Facility”), which was unused at March 31, 2010; $200.0 million of 10.0% senior secured notes (the “Senior Secured Notes”) issued by NBC at a discount of $1.0 million with unamortized bond discount of $0.8 million at March 31, 2010 (effective rate of 10.14%); $175.0 million of 8.625% senior subordinated notes (the “Senior Subordinated Notes”) issued by NBC; $77.0 million of 11.0% senior discount notes (the “Senior Discount Notes”) issued at a discount of $27.0 million, and other indebtedness. The ABL Facility is scheduled to expire on the earlier of October 2, 2012 and the date that is 91 days prior to the earliest maturity of the Senior Secured Notes (due December 1, 2011), the Senior Subordinated Notes (due March 15, 2012), the Senior Discount Notes (due March 15, 2013), or any refinancing thereof.
On October 2, 2009, in conjunction with the completion of NBC’s offering of the Senior Secured Notes, we entered into the ABL Credit Agreement which provides for the ABL Facility mentioned previously. The ABL Facility is secured by a first priority interest in substantially all of our and our subsidiaries’ property and assets, which also secure the Senior Secured Notes on a second priority basis. Borrowings under the ABL Facility are subject to the Eurodollar interest rate, not to be less than 1.5%, plus an applicable margin ranging from 4.25% to 4.75%, or a base interest rate. The base interest rate is the greater of a) prime rate, b) federal funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 2.5%, plus an applicable margin ranging from 3.25% to 3.75%. In addition, the applicable margin will increase 1.5% during the time periods from April 15 to June 29 and from December 1 to January 29 of each year. There also is a commitment fee for the average daily unused amount of the ABL Facility ranging from 0.75% to 1.0% of such unused amount.
The Senior Secured Notes pay cash interest semi-annually and mature on December 1, 2011. The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012. The Senior Discount Notes, which became fully-accreted on March 15, 2008 and began to pay cash interest semi-annually on September 15, 2008, mature on March 15, 2013.

Prior to entering into the ABL Credit Agreement and issuing the Senior Secured Notes on October 2, 2009, indebtedness included an amended and restated bank-administered senior credit facility amended on February 3, 2009 (the “Senior Credit Facility”) provided to NBC through a syndicate of lenders, which consisted of a term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”). Borrowings on the Term Loan and Revolving Credit Facility were subject to the Eurodollar interest rate or the base interest rate. The Eurodollar interest rate was not to be less than 3.25% plus the applicable margin of 6.0%. The base interest rate was the greater of a) prime rate, b) federal funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 4.25%, plus the applicable margin of 5.0%. Accrued interest on the Term Loan and Revolving Credit Facility was due quarterly. Additionally, there was a 0.75% commitment fee for the average daily unused amount of the Revolving Credit Facility. The average borrowings under the Revolving Credit Facility and the ABL Facility were $4.0 million at an average rate of 8.8% for the fiscal year ended March 31, 2010.
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
The Senior Credit Facility stipulated that excess cash flows, as defined therein, would be applied towards prepayment of the Term Loan. An excess cash flow payment of $6.0 million was paid in September of 2009 for fiscal year ended March 31, 2009.
A loss from early extinguishment of debt totaling $3.1 million was recorded for the fiscal year ended March 31, 2010 related to the write-off of unamortized loan costs as a result of the termination of the Term Loan and Revolving Credit Facility under the Senior Credit Facility.
The ABL Credit Agreement requires us to maintain certain financial ratios and contains a number of other covenants that among other things, restrict our ability and the ability of certain of our subsidiaries to incur additional indebtedness, dispose of assets, make capital expenditures, investments, acquisitions, loans or advances and pay dividends, except that, among other things, NBC may pay dividends to us (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes we may owe. In addition, under our ABL Facility, if availability, as defined in the ABL Credit Agreement, is less than the greater of 20% of the total revolving credit commitments and $15.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.10x measured for the last twelve-month period on a pro forma basis in order to maintain access to the funds under that Facility. The calculated borrowing base as of March 31, 2010 was $44.7 million, of which $1.0 million was outstanding under a letter of credit and $43.7 million was unused. At March 31, 2010, our pro forma fixed charge coverage ratio was 1.5.
The indenture governing the Senior Discount Notes restricts our ability and the ability of certain of our subsidiaries to pay dividends or make certain other payments, subject to certain exceptions, unless certain conditions are met, including (i) no default under the indenture has occurred, (ii) we and certain of our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the amount of the dividend or payment may not exceed 50% of aggregate income from January 1, 2004 to the end of the most recent fiscal quarter plus cash proceeds received from the issuance of stock less the aggregate of payments made under this restriction. If we do not meet the preceding conditions, we may still pay dividends or make certain other payments up to $15.0 million in the aggregate. At March 31, 2010, our pro forma consolidated coverage ratio was 1.5 to 1.0 and the amount distributable under the Senior Discount Notes was $15.0 million.
The indentures governing the Senior Subordinated Notes and the Senior Secured Notes contain similar restrictions on the ability of NBC and certain of its subsidiaries to pay dividends or make certain other payments. In addition, under the indentures to the Senior Subordinated Notes and the Senior Secured Notes, if there is no availability under the restricted payment calculation mentioned above, but NBC maintains the 2.0 to 1.0 consolidated coverage ratio on a pro forma basis, NBC may make dividends to us to meet the interest payments on the Senior Discount Notes. If NBC does not maintain the 2.0 to 1.0 ratio on a pro forma basis, it may still make payments, including dividends to us, up to $15.0 million in the aggregate. At March 31, 2010, NBC’s pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes was 1.85 to 1.0 and the ratio calculated under the indenture to the Senior Secured Notes was 2.0 to 1.0. The pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes differs from the ratio calculated under the indenture to the Senior Secured Notes because the indenture to the Senior Subordinated Notes excludes debt issue cost amortization for all debt instruments outstanding at the March 4, 2004 Transaction date from the calculation and the indenture to the Senior Secured Notes excludes only debt issue cost amortization for the Senior Secured Notes and the ABL Facility from the same calculation. At March 31, 2010, the amount distributable by NBC under the most restrictive indenture was $10.8 million after applying the $4.2 million dividend NBC paid to us for the March 15, 2010 interest on the Senior Discount Notes. Such restrictions are not expected to affect our ability to meet our cash obligations for the next twelve months.

At March 31, 2010, we were in compliance with all of our debt covenants.
At March 31, 2010, the aggregate maturities of long-term debt for the next five fiscal years were as follows:

Fiscal
Year
2011	$54,403
2012	375,060,548
2013	77,067,387
2014	55,616
2015	—
I. LEASES AND OTHER COMMITMENTS
We have 7 bookstore facility leases classified as capital leases. These leases expire at various dates through fiscal year 2018 and contain options to renew for periods of up to ten years. Capitalized leased property included in property and equipment was $2.6 million and $3.4 million, net of accumulated depreciation at March 31, 2010 and 2009, respectively.
We also lease bookstore facilities and data processing equipment under noncancelable operating leases expiring at various dates through fiscal year 2024, many of which contain options to renew for periods of up to fifteen years. Certain of the leases are based on a percentage of sales, ranging from 0.0% to 15.0%.
Future minimum capital lease payments and aggregate minimum lease payments under noncancelable operating leases for the fiscal years ending March 31 are as follows:

	Capital	Operating
Fiscal Year	Leases	Leases
2011	$1,077,900	$19,630,000
2012	764,606	16,990,000
2013	529,925	12,817,000
2014	448,973	9,200,000
2015	350,765	6,675,000
Thereafter	858,674	15,072,000

Total minimum lease payments	4,030,843	$80,384,000

Less amount representing interest at 9.0%	(804,053)

Present value of minimum lease payments	3,226,790
Less obligations due within one year	(846,053)

Long-term obligations	$2,380,737

Total rent expense for the fiscal years ended March 31, 2010, 2009 and 2008 was $35.1 million, $33.3 million and $29.7 million, respectively. Percentage rent expense, above the guaranteed rent minimum amount, for the fiscal years ended March 31, 2010, 2009 and 2008 was approximately $11.4 million, $10.0 million and $9.3 million, respectively.

J. REDEEMABLE PREFERRED STOCK
In conjunction with the Senior Credit Facility amendment on February 3, 2009, we entered into a Stock Subscription Agreement with NBC Holdings Corp. (“Holdings”), pursuant to which Holdings purchased 10,000 shares of a newly created Series A Preferred Stock, par value $0.01 per share, for $1,000 per share, for an aggregate purchase price of $10.0 million. The holders of the preferred stock shall be entitled to receive mandatory cumulative dividends, compounding annually on December 31, from the date of issuance at a rate of 15% of the liquidation preference, which is equal to $1,000 per share, as adjusted.
The preferred stock may be redeemed at the option of the holders of a majority of the Series A Preferred Stock, on the occurrence of a Change of Control, as defined in our First Amended and Restated Certificate of Incorporation, at a redemption price per share equal to the liquidation preference plus accrued and unpaid dividends; provided that any redemption is subject to the restrictions limiting or prohibiting any redemptions contained in the ABL Credit Agreement. Until such time we are able to redeem all shares of Series A Preferred Stock, the holders of shares that remain outstanding have all rights, powers, privileges and preferences including the right to receive dividends at the rate of 17.5% per annum.
Due to the nature of the redemption feature, we have classified the Preferred Stock as temporary equity and have measured the Preferred Stock at redemption value. As of March 31, 2010, there have been no changes in circumstance that would require the redemption of the Series A Preferred Stock or permit the payment of cumulative preferred dividends. As of March 31, 2010, unpaid accumulated dividends were $1.8 million and are included in the redemption value of the Preferred Stock.
K. DERIVATIVE FINANCIAL INSTRUMENTS
The Derivatives and Hedging Topic of the FASB ASC requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Until our interest rate swap agreement expired on September 30, 2008, we utilized derivative financial instruments to manage the risk that changes in interest rates would affect the amount of our future interest payments on portions of our variable rate debt.
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
Effective September 30, 2005, the interest rate swap agreement qualified as a cash flow hedge instrument as the following criteria were met:
(1)	Formal documentation of the hedging relationship and our risk management objective and strategy for undertaking the hedge were in place.
(2)	The interest rate swap agreement was expected to be highly effective in offsetting the change in the value of the hedged portion of the interest payments attributable to the Term Loan.
We estimated the effectiveness of the interest rate swap agreement utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the debt being hedged. To the extent that the agreement is not considered to be highly effective in offsetting the change in the value of the interest payments being hedged, the fair value relating to the ineffective portion of such agreement and any subsequent changes in such fair value are immediately recognized in earnings as “gain or loss on derivative financial instruments”. To the extent that the agreement is considered highly effective but not completely effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of such agreement are immediately recognized in earnings as “interest expense”.
Under hedge accounting, interest rate swap agreements are reflected at fair value in the balance sheet and the related gains or losses on these agreements are generally recorded in stockholders’ equity, net of applicable income taxes (as “accumulated other comprehensive income (loss)”). Gains or losses recorded in “accumulated other comprehensive income (loss)” are reclassified into earnings as an adjustment to interest expense in the same periods in which the related interest payments being hedged are recognized in earnings. Except as described below, the net effect of this accounting on our consolidated results of operations was that interest expense on a portion of the Term Loan was generally being recorded based on fixed interest rates until the interest rate swap agreement expired on September 30, 2008.

In accordance with our Risk Management Policy, the interest rate swap agreement was intended as a hedge against certain future interest payments under the Term Loan from the agreement’s inception on July 15, 2005. However, formal documentation designating the interest rate swap agreement as a hedge against certain future interest payments under the Term Loan was not put in place until September 30, 2005 (the effective date of the interest rate swap agreement). As a result, the interest rate swap agreement did not qualify as a cash flow hedge until September 30, 2005. Accordingly, the $0.7 million increase in the fair value of the interest rate swap agreement from inception to September 30, 2005 was recognized in earnings as a “gain on derivative financial instruments”. Changes in the fair value of this portion of the interest rate swap agreement were also recognized as a “gain (loss) on derivative financial instruments” in the consolidated statements of operations.
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
Information regarding the fair value of the interest rate swap agreement designated as a hedging instrument is presented in the following table:

	Fiscal Years Ended
	March 31, 2009	March 31, 2008
Balance Sheet Components:
Other assets (Accrued interest) — fair value of swap agreement	$—	$(1,119,000)

Deferred income taxes	—	433,473

	$—	$(685,527)

Portion of Agreement Subsequent to September 30, 2005 Hedge Designation:
Increase (Decrease) in fair value of swap agreement	$1,221,000	$(2,222,000)

Portion of Agreement Prior to September 30, 2005 Hedge Designation:
Decrease in fair value of swap agreement	(102,000)	(198,000)
L. FAIR VALUE MEASUREMENTS
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
Our long-term debt is not measured at estimated fair value on a recurring basis in the statement of financial position so it does not fall under the three-level hierarchal disclosure requirements. At March 31, 2010, the estimated fair value of the Senior Subordinated Notes (fixed rate), the Senior Discount Notes (fixed rate) and the Senior Secured Notes (fixed rate) was determined utilizing the “market approach” based upon quoted prices for these instruments in markets that are not active. Other fixed rate debt (including capital lease obligations) estimated fair values are determined utilizing the “income approach”, calculating a present value of future payments based upon prevailing interest rates for similar obligations.
At March 31, 2010 and 2009 we did not have any funds drawn under our revolving line of credit. Estimated fair values for our fixed rate and variable rate long-term debt at March 31, 2010 and March 31, 2009 are summarized in the following table:

	March 31,	March 31,
	2010	2009
Carrying Values:
Fixed rate debt	$454,624,262	$256,334,183
Variable rate debt	—	193,076,346

Fair Values:
Fixed rate debt	$438,537,000	$119,916,000
Variable rate debt	—	160,253,000
M. NOTE RECEIVABLE FROM STOCKHOLDER
The note receivable from stockholder reflected as a component of stockholders’ equity pertains to the remaining balance of a note obtained from an NBC executive officer in conjunction with the issuance of shares of our common stock in January, 1999. The note, which was due to mature in January, 2009, was amended in December, 2008 to extend the maturity date to January, 2011. The note is payable at maturity and bears interest at 5.25%.
N. INCOME TAXES
The provision (benefit) for income taxes consists of:

	Fiscal Years Ended
	March 31, 2010	March 31, 2009	March 31, 2008
Current:
Federal	$1,646,948	$4,984,002	$9,173,879
State	1,942,821	1,252,283	1,451,270
Deferred	(4,122,157)	(1,947,665)	(6,067,027)

	$(532,388)	$4,288,620	$4,558,122

The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the Federal income tax rate to income before income taxes:

	March 31, 2010	March 31, 2009	March 31, 2008
Statutory rate	34.0%	34.3%	35.0%
Goodwill impairment	—	(44.3)	—
Adjustment to state deferred tax rate	(81.6)	—	—
NOL carryforward benefit	(20.6)	—	—
State income tax effect	22.5	6.2	1.2
Meals and entertainment	6.5	1.4	1.6
Non-deductible debt discount accretion	3.2	0.5	0.4
Other	6.1	(2.6)	0.5

	(29.9)%	(4.5%)	38.7%

Excluding the impact of the adjustment to the state deferred tax rate of $1.5 million, or (81.6%), and the NOL carryforward benefit of $0.4 million, or (20.6%), the effective tax rate would have been 72.3%. The high effective tax rate in fiscal year 2010 is due to certain states taxing on a gross receipts methodology and increased interest expense which is not deductible in some states for state taxes. For the fiscal year ended March 31, 2009, our effective tax rate would have been 39.8%, excluding the impact of the goodwill impairment charge, which was all attributed to non-deductible tax goodwill and as such treated as a permanent difference for income tax purposes.
The components of the deferred tax assets (liabilities) consist of the following:

	March 31,
	2010	2009
Deferred income tax assets (liabilities), current:
Vacation accruals	$1,053,004	$983,822
Inventories	1,176,603	802,365
NOL carryforward benefit	759,526	—
Allowance for doubtful accounts	488,432	494,055
Product returns	1,140,441	1,142,856
Incentive programs	2,391,251	2,336,180
Other	(761,698)	822,524

	6,247,559	6,581,802

Deferred income tax assets (liabilities), noncurrent:

Deferred compensation agreements	140,707	138,953
Interest on Senior Discount Notes	10,065,529	9,455,569
Goodwill amortization	(10,270,824)	(8,612,071)
Covenants not to compete	1,608,593	1,424,543
Identifiable intangibles	(42,496,001)	(46,109,986)
Property and equipment	(492,925)	(1,233,192)
Other	1,043,431	78,294

	(40,401,490)	(44,857,890)

	$(34,153,931)	$(38,276,088)

At March 31, 2010, we had net operating loss (“NOL”) carryforwards for state income tax purposes of approximately $20.8 million, which will expire on various dates, if unused, beginning in 2014 through 2030. We currently believe that it is more likely than not that we will realize the benefits of our state net operating losses prior to their expiration, therefore, we have not established a valuation allowance against the deferred tax asset. We had no unrecognized tax benefits as of March 31, 2010 and 2009. Interest and penalties for underpayments of income taxes were $8,833 and $10,543, respectively, paid in the fiscal year ended March 31, 2010; $2,250 and $6,100, respectively, paid in the fiscal year ended March 31, 2009; and $8,211 and $54,099, respectively, paid in the fiscal year ended March 31, 2008.

O. RETIREMENT PLANS
Our subsidiary participates in and sponsors a 401(k) compensation deferral plan. The plan covers substantially all employees. The plan provisions include employee contributions based on a percentage of compensation along with a company matching feature (100% of the employee’s contribution up to 1% of their total compensation plus 50% of the employee’s contribution on the next 5% of their total compensation). NBC’s contributions for the fiscal years ended March 31, 2010, 2009 and 2008 were $1.5 million, $2.4 million and $2.1 million, respectively.
When NBC acquired College Book Stores of America, Inc. (“CBA”) on May 1, 2006, CBA had an Employee Stock Ownership Plan (the “Plan”).   NBC acquired all the issued and outstanding shares of CBA stock owned by the Plan.  The Plan was frozen and converted to a qualified profit sharing plan. There have been no contributions to the Plan since May 1, 2006, and there will be no future contributions to this Plan.  The majority of Plan assets were distributed to participants during fiscal year 2010 and final distribution is expected to occur in January 2011.   The Plan assets, which are not included in our consolidated financial statements, have been invested by the trustee, primarily in fixed income investments.
P. DEFERRED COMPENSATION
We have a non-qualified deferred compensation plan for selected employees. This plan allows participants to voluntarily elect to defer portions of their current compensation. The amounts can be distributed upon either death or voluntary/involuntary resignation or termination. Interest is accrued at the Prime rate adjusted semi-annually on January 1 and July 1 and is compounded as of March 31. The liability for the deferred compensation is included in other long-term liabilities and totaled $0.4 million as of March 31, 2010 and 2009.
Q. SHARE-BASED COMPENSATION
In conjunction with the March 4, 2004 Transaction, NBC Holdings Corp. established the 2004 Stock Option Plan, which was amended on January 14, 2010 and August 13, 2008 to increase the number of options available for issuance under the Plan. On September 29, 2005, NBC Holdings Corp. adopted the NBC Holdings Corp. 2005 Restricted Stock Plan to provide for the sale of NBC Holdings Corp. capital stock to certain of our officers and directors. Details regarding each of the plans are as follows:
2004 Stock Option Plan — This plan, established and amended by NBC Holdings Corp., provides for the granting of options to purchase 100,306 shares of NBC Holdings Corp. capital stock to selected employees, officers, and employee directors of ours and our affiliates. Additional shares may be issued upon changes in the capitalization of the Company and upon approval of a committee designated by our Board of Directors (“the Committee”). All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. This plan provides for the granting of options at the discretion of the Committee. Vesting schedules of options may vary and are determined at the time of grant by the Committee. Subject to certain exceptions, stock options granted under this plan are to be granted at an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. At March 31, 2010, there were 15,276 options available for grant under this plan. With respect to each option granted by NBC Holdings Corp., we and NBC Holdings Corp. have an understanding that pursuant to the 2004 Stock Option Plan, we have granted, and will continue to grant, an option to purchase an equivalent number of shares of our common stock at the same exercise price to NBC Holdings Corp.
No share-based compensation expense was recognized at the time of grant for the options granted to employees prior to April 1, 2007, as the exercise price was greater than or equal to the estimated fair value (including a discount for the holder’s minority interest position and illiquidity of NBC Holdings Corp.’s capital stock) of NBC Holdings Corp.’s capital stock on the date of grant.

On February 3, 2010, our Board of Directors approved the grant of 4,238 options available for issuance under the 2004 Stock Option Plan. The options, which have an exercise price of $85 per share, vest 25% on each of February 3, 2010, 2011, 2012, and 2013. The options expire on February 3, 2020. The fair value of such options was estimated on the date of grant under the calculated value method using a closed-form option valuation model that contained the following assumption – expected volatility of 27.8%, no expected dividends, an expected term of four years, and a risk-free rate of 1.9%. As the stock underlying such options is not publicly traded, the expected volatility was based upon quarterly observations of the Dow Jones Global Index for Small Cap General Retailers over the four year period ended February 3, 2010. This index was selected as one which fit the industry in which we operate, and the volatility of that index was calculated utilizing a standard deviation formula. The expected term was an estimate of the period of time that such options granted are expected to remain outstanding after considering the vesting period and historical experience. The risk-free rate was based upon the February 3, 2010 estimated yield of a U.S. Treasury constant maturity series with a four year term.
On October 12, 2007, our Board of Directors approved the grant of 4,917 options available for issuance under the 2004 Stock Option Plan. The options, which have an exercise price of $205 per share, vest 25% on each of October 12, 2007, 2008, 2009 and 2010. The options expire on October 12, 2017. The fair value of such options was estimated on the date of grant under the calculated value method using a closed-form option valuation model that contained the following assumptions – expected volatility of 13.1%, no expected dividends, an expected term of four years, and a risk-free rate of 4.3%. As the stock underlying such options is not publicly traded, the expected volatility was based upon quarterly observations of the Dow Jones Global Index for Small Cap General Retailers over the four year period ended October 12, 2007. This index was selected as one which fit the industry in which we operate, and the volatility of that index was calculated utilizing a standard deviation formula. The expected term was an estimate of the period of time that such options granted are expected to remain outstanding after considering the vesting period and historical experience. The risk-free rate was based upon the October 12, 2007 estimated yield of a U.S. Treasury constant maturity series with a four year term.
As a result of employee resignations, 313 options granted prior to April 1, 2007 and 200 options of the 4,917 options granted October 12, 2007 have been forfeited.

Specific information regarding share-based compensation for stock options granted after March 31, 2007 is presented in the following table:

Stock Options Granted October 12, 2007:
General information:
Grant date calculated fair value per option	$38.23
Shares at March 31, 2010:
Vested	3,538
Nonvested	1,179

Total	4,717

Unrecognized share-based compensation at March 31, 2010	$22,141

Period over which unrecognized share-based compensation will be realized (in years) at March 31, 2010	0.5

Stock Options Granted February 3, 2010:
General information:
Grant date calculated fair value per option	$13.87
Shares at March 31, 2010:
Vested	1,060
Nonvested	3,178

Total	4,238

Unrecognized share-based compensation at March 31, 2010	$41,630

Period over which unrecognized share-based compensation will be realized (in years) at March 31, 2010	2.8
Financial information:

Fiscal Year Ended
March 31, 2010
Consolidated Statement of Operations:
Share-based compensation	$61,424
Deferred tax benefit	23,648
Other Required Disclosures:
Total calculated fair value of shares vested during the period	$58,812

A summary of our share-based compensation activity related to stock options vested or expected to vest for the 2004 Stock Option Plan is as follows:

	Fiscal Year Ended
	March 31, 2010
		Weighted-
		Average
		Exercise
	Number	Price
2004 Stock Option Plan:
Outstanding — beginning of year	80,203	$117.18
Granted	4,238	85.00
Exercised or converted	—	—
Forfeited	(50)	205.00
Expired	—	—

Outstanding — end of year	84,391	$117.75

Exercisable — end of year	80,033	$115.40

	Outstanding		Exercisable
		Weighted-		Weighted-
		Average		Average
		Remaining		Remaining
		Contractual		Contractual
	Number	Term (Yrs)	Number	Term (Yrs)
March 31, 2010:
Exercise price of $52.47	26,628	3.9	26,628	3.9
Exercise price of $106	11,760	3.9	11,760	3.9
Exercise price of $146	10,750	3.9	10,750	3.9
Exercise price of $160	26,298	5.1	26,298	5.1
Exercise price of $205	4,717	7.5	3,538	7.5
Exercise price of $85	4,238	9.8	1,059	9.8

	84,391	4.8	80,033	4.5

2005 Restricted Stock Plan - This plan provides for the issuance of shares of nonvested stock to individuals determined by NBC Holdings Corp.’s Board of Directors. Any shares issued under the plan are subject to restrictions on transferability and a right of NBC Holdings Corp. to re-acquire such shares at less than their then fair market value under certain conditions.
On March 31, 2006, 1,400 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to each of our three officers and directors (the “Officers”) pursuant to a Restricted Stock Purchase Agreement (the “RSPA”). The Officers are party to the Stockholders Agreement, dated March 4, 2004, by and among NBC Holdings Corp. and the Stockholders of NBC Holdings Corp. named therein, the provisions of which restrict the transfer of such shares and provide for certain other rights as detailed therein. The shares granted to the Officers are also each subject to a Stock Repurchase Agreement (the “SRA”) that, among other things, provides for vesting, certain call rights on behalf of NBC Holdings Corp., and certain put rights on behalf of the applicable Officer. With respect to each share of capital stock issued by NBC Holdings Corp., we and NBC Holdings Corp. have an understanding that pursuant to the 2005 Restricted Stock Plan, we have issued, and will continue to issue, an equivalent number of shares of our common stock at the same purchase price per share to NBC Holdings Corp.

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
The call rights provide NBC Holdings Corp. the right to reacquire each Officer’s unvested shares upon the occurrence of certain events, including events under its control, for an aggregate purchase price of $1.00. If the Officer remains employed by us until the Vesting Date or is terminated without cause prior to such date, NBC Holdings Corp. has the right but not the obligation to call the vested shares at fair market value (minus any dividends or distributions paid in respect of such shares) subject to certain adjustments and any restrictions or limitations in our debt covenants. The call rights expire 30 days after the Vesting Date.
The put rights enable the Officer to require NBC Holdings Corp. to repurchase all vested shares following the Vesting Date at the lesser of fair market value or effectively $1.0 million for such Officer’s 1,400 shares, subject to certain adjustments and any restrictions or limitations in our debt covenants. The put rights expire 90 days after the Vesting Date. The SRA also provides that NBC Holdings Corp. will pay a cash bonus to the Officer related to any vested shares that are repurchased in connection with the put. This bonus is intended to reimburse the Officer for any federal, state and local taxes related to the repurchase and to this cash bonus itself. The bonus will not be paid if such payment is restricted or limited by our debt covenants.
In connection with the NBC Holdings Corp. 2005 Restricted Stock Plan, NBC also entered into a Restricted Stock Special Bonus Agreement (the “SBA”) with each Officer. Each SBA provides for the payment of a cash bonus to the Officer within 30 days following the Vesting Date based upon certain criteria (the “Special Bonus”). If the Officer is still employed by us on that date, or has been terminated without “cause,” as defined in the SBA, following a change of control, as defined in the SBA, prior to that date, the amount is calculated as effectively $1.0 million less the fair market value of his nonvested stock, subject to certain adjustments. If, prior to the Vesting Date, the Officer has been terminated without cause prior to a change in control, the amount of the Special Bonus is adjusted based on the number of days from March 31, 2006 to the date of termination as a percentage of the number of days from March 31, 2006 to the Vesting Date, subject to certain adjustments. In either case, the Special Bonus will not be paid if such payment is restricted or limited by our debt covenants. The SBA also provides that in the event of payment of the Special Bonus, NBC will pay an additional cash bonus to the Officer in an amount sufficient to reimburse the Officer for any federal, state and local taxes related to the Special Bonus and this additional bonus itself.
The combination of the NBC Holdings Corp. 2005 Restricted Stock Plan, the RSPA, the SRA and the SBA is intended to provide a minimum after-tax compensation benefit of $1.0 million to each of the Officers assuming that they remain employed by NBC through September 30, 2010 – all subject to certain adjustments and conditions related to our debt covenants – as described earlier.
Due to the put rights on behalf of the Officers, share-based compensation is re-measured at the end of each reporting period and recognized to a minimum of $3.0 million plus anticipated cash bonuses to be paid to reimburse the Officers for any federal, state and local taxes thereon from the date of issuance of the nonvested stock until September 30, 2010 and is recorded as “accrued expenses” in the consolidated balance sheets and as “selling, general and administrative expenses” in the consolidated statements of operations. No additional nonvested shares have been issued nor have any of the 4,200 nonvested shares vested or been forfeited since the original issuance on March 31, 2006.

In re-measuring share-based compensation at the end of each reporting period, we recognize the greater of (a) the minimum compensation benefits associated with the nonvested shares or (b) the estimated fair value of such shares. As of March 31, 2010, the minimum compensation benefits exceed the estimated fair value of the nonvested shares and are thus used as the basis for recording share-based compensation. Fair value is estimated utilizing a methodology which is consistent with the transaction-based method under the market approach described in the AICPA Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Securities (the “Practice Aid”). This methodology is consistent with the approaches that have been used in all four arms-length negotiated transactions involving our common stock since 1995, including the last transaction on March 4, 2004 and includes the following steps: (a) the determination of an estimated enterprise value using a multiple of EBITDA; (b) the enterprise value is reduced by outstanding debt and redeemable preferred stock and accumulated dividends to derive an equity value; and (c) the equity value is then divided by outstanding common stock and common stock equivalents to arrive at an estimated equity value per share. As NBC Holdings Corp.’s common stock is not publicly traded and the nonvested shares represent a minority interest position, the estimated equity value per share is discounted for these factors to arrive at the fair value of the nonvested shares. The factors to be considered in performing a valuation as outlined in the Practice Aid, as well as the risks outlined in this Annual Report on Form 10-K and other factors, impact the selection of the EBITDA multiple used in the previously mentioned valuation methodology. As these factors and risks change, their impact on the valuation methodology is also considered. Specific information regarding nonvested stock share-based compensation is presented in the following table:

	Fiscal Years Ended
	March 31, 2010	March 31, 2009	March 31, 2008
	Minimum Compensation
Nonvested Stock:
Valuation methodology
Share-based compensation:
Recognized:
Value of nonvested shares	$666,667	$666,667	$666,666
Reimbursement for taxes	378,791	578,460	303,444

Total	$1,045,458	$1,245,127	$970,110

Unrecognized:
Value of nonvested shares	$333,333	$1,000,000	$1,666,667
Reimbursement for taxes	198,825	606,097	839,618

Total	$532,158	$1,606,097	$2,506,285

Deferred tax benefit	$375,824	$476,298	$375,797

Period over which unrecognized share-based compensation will be realized (in years)	0.5	1.5	2.5
R. SEGMENT INFORMATION
Our operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized our operating segments based upon differences in products and services provided. We have three operating segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore and Textbook Divisions qualify as reportable operating segments, while separate disclosure of the Complementary Services Division is provided as management believes that information about this operating segment is useful to the readers of our consolidated financial statements. The Bookstore Division segment encompasses the operating activities of our college bookstores located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, e-commerce technology, consulting services, and a centralized buying service.
We primarily account for intersegment sales as if the sales were to third parties (at current market prices). Certain assets, net interest expense and taxes (excluding interest and taxes incurred by NBC’s wholly-owned subsidiaries, NBC Textbooks LLC, Net Textstore LLC, CBA, Campus Authentic LLC, and Specialty Books, Inc.) are not allocated between our segments; instead, such balances are accounted for in a corporate administrative division.

EBITDA and earnings before interest, taxes, depreciation, amortization, goodwill impairment, and loss on early extinguishment of debt (“Adjusted EBITDA”) are important measures of segment profit or loss used by the Chief Executive Officer and President (chief operating decision makers) in making decisions about resources to be allocated to operating segments and assessing operating segment performance.
The following table provides selected information about profit and assets on a segment basis:

			Complementary
	Bookstore	Textbook	Services
	Division	Division	Division	Total
Fiscal year ended March 31, 2010:
External customer revenues	$471,028,406	$104,918,932	$29,546,275	$605,493,613
Intersegment revenues	1,463,869	35,673,288	5,924,561	43,061,718
Depreciation and amortization expense	9,285,089	6,075,652	2,606,650	17,967,391
Earnings before interest, taxes, depreciation, amortization, and loss on early extinguishment of debt (Adjusted EBITDA)	45,685,171	37,050,519	2,301,001	85,036,691
Total assets	189,058,497	121,026,790	15,312,328	325,397,615

Fiscal year ended March 31, 2009:
External customer revenues	$470,690,964	$111,715,360	$28,309,857	$610,716,181
Intersegment revenues	1,347,045	35,572,419	5,924,026	42,843,490
Depreciation and amortization expense	9,009,168	6,086,334	2,644,555	17,740,057
Earnings before interest, taxes, depreciation, amortization and goodwill impairment (Adjusted EBITDA)	44,029,528	39,009,073	1,320,700	84,359,301
Total assets	179,192,480	131,827,129	17,836,018	328,855,627

Fiscal year ended March 31, 2008:
External customer revenues	$452,992,078	$99,584,957	$28,670,751	$581,247,786
Intersegment revenues	1,382,795	40,100,078	5,701,472	47,184,345
Depreciation and amortization expense	7,908,134	6,096,196	2,614,015	16,618,345
Earnings before interest, taxes, depreciation, and amortization (EBITDA)	45,941,624	33,731,382	1,558,414	81,231,420
Total assets	186,707,038	137,629,109	21,639,502	345,975,649

The following table reconciles segment information presented above with consolidated information as presented in our consolidated financial statements:

	Fiscal Years Ended
	March 31, 2010	March 31, 2009	March 31, 2008
Revenues:
Total for reportable segments	$648,555,331	$653,559,671	$628,432,131
Elimination of intersegment revenues	(43,061,718)	(42,843,490)	(47,184,345)

Consolidated total	$605,493,613	$610,716,181	$581,247,786

Depreciation and Amortization Expense:
Total for reportable segments	$17,967,391	$17,740,057	$16,618,345
Corporate Administration	1,402,861	1,246,594	1,033,494

Consolidated total	$19,370,252	$18,986,651	$17,651,839

Goodwill impairment	$—	$106,972,000	$—

Income (Loss) Before Income Taxes:
Total Adjusted EBITDA for reportable segments (1)	$85,036,691	$84,359,301	$81,231,420
Corporate Administration Adjusted EBITDA loss (including interdivision profit elimination) (1)	(11,597,268)	(13,326,971)	(11,280,477)

	73,439,423	71,032,330	69,950,943
Depreciation and amortization	(19,370,252)	(18,986,651)	(17,651,839)
Goodwill impairment	—	(106,972,000)	—

Consolidated income (loss) from operations	54,069,171	(54,926,321)	52,299,104
Interest and other expenses, net	(49,224,513)	(41,279,082)	(40,524,531)
Loss on early extinguishment of debt	(3,065,759)	—	—

Consolidated income (loss) before income taxes	$1,778,899	$(96,205,403)	$11,774,573

	March 31, 2010	March 31, 2009	March 31, 2008
Total Assets:
Total for reportable segments	$325,397,615	$328,855,627	$345,975,649
Assets not allocated to segments:
Cash and cash equivalents	49,933,615	36,090,627	12,110,876
Receivables, net	17,839,544	19,857,099	19,490,619
Recoverable income taxes	2,435,287	2,869,583	—
Deferred income taxes	1,690,559	2,350,802	1,901,092
Prepaid expenses and other assets	2,216,334	3,485,273	2,259,681
Property and equipment, net	11,711,425	12,258,135	12,017,331
Goodwill (2)	162,089,875	162,089,875	269,061,875
Identifiable intangibles, net	32,035,514	32,722,900	33,347,263
Debt issue costs, net	9,964,874	7,896,706	6,396,240
Other assets	956,793	611,664	803,772

Consolidated total	$616,271,435	$609,088,291	$703,364,398

(1)
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, goodwill impairment and loss on early extinguishment of debt. There was no goodwill impairment or loss on early extinguishment of debt in fiscal year 2008; therefore, Adjusted EBITDA equals EBITDA for that year.

(2)
Due to the economic downturn and changes in comparable company market multiples, we determined in the first step of our goodwill impairment test conducted at March 31, 2009 that the carrying value of the Textbook and Bookstore Divisions exceeded their fair values, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test. As a result, we recorded an impairment charge of $107.0 million in fiscal year 2009, which reduced our goodwill carrying value to $215.4 million as of March 31, 2009. See Note F to our consolidated financial statements.

Our revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

S. RELATED PARTY TRANSACTIONS
In accordance with NBC’s debt covenants, NBC declared and paid $8.5 million in dividends to us during the fiscal years ended March 31, 2010 and 2009 to provide funding for interest due and payable on our $77.0 million 11% Senior Discount Notes. There were no dividends declared or received from NBC during the fiscal year ended March 31, 2008.
In conjunction with the Senior Credit Facility amendment on February 3, 2009, we entered into a Stock Subscription Agreement with NBC Holdings Corp. (“Holdings”), pursuant to which Holdings purchased 10,000 shares of a newly created series of our preferred stock, par value $0.01 per share, for $1,000 per share, for an aggregate purchase price of $10.0 million. As a result of the Stock Subscription Agreement, we made a $10.0 million capital contribution to NBC.
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

	Fiscal Years Ended
	March 31, 2010	March 31, 2009	March 31, 2008
Net income (loss)	$2,311,287	$(100,494,023)	$7,216,451
Less: preferred stock dividends	(1,572,554)	(233,334)	—

Net income (loss) available to common shareholders	$738,733	$(100,727,357)	$7,216,451

Weighted-average common shares outstanding-basic	554,094	554,094	554,094
Effect of dilutive securities:

Potential shares of common stock, attributable to stock options	5,768	—	18,267
Weighted-average common shares outstanding-diluted	559,862	554,094	572,361
Weighted average common shares outstanding-diluted includes the incremental shares that would be issued upon the assumed exercise of stock options, if the effect is dilutive. Because we had a net loss in 2009, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share, since their impact on earnings per share would be anti-dilutive. For the year ended March 31, 2009, approximately 18,712 options that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Stock options outstanding for March 31, 2010, 2009 and 2008 were 84,391, 80,203 and 80,666, respectively.
U. SUBSEQUENT EVENT
We have evaluated subsequent events through the filing date of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment management has concluded that, as of March 31, 2010, the Company’s internal control over financial reporting was effective.
(c) Attestation report of the registered public accounting firm. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
(d) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal year ended March 31, 2010, we completed a conversion to a general ledger/business planning and consolidation solution from SAP, which is utilized for external financial reporting purposes. Various controls have been modified due to the new solution, and additional controls over financial reporting, including reconciliation and verification reports and tools, have been established to ensure the accuracy and integrity of our financial statements.
ITEM 9B. OTHER INFORMATION.
We are not required to file reports with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but are filing this Annual Report on Form 10-K on a voluntary basis.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The members of our Board of Directors and senior executive officers and their ages are as follows:

Name	Age	Position
Mark L. Bono	50	Director
R. Sean Honey	39	Director
Mark W. Oppegard	60	Chief Executive Officer, Secretary and Director
Barry S. Major	53	President/Chief Operating Officer, NBC and Director
Alan G. Siemek	49	Vice President and Treasurer
Robert A. Rupe	63	Senior Vice President - Bookstore Division, NBC
Michael J. Kelly	52	Senior Vice President - Textbook Division, NBC
Larry R. Rempe	62	Senior Vice President - Complementary Services, NBC
Nathan D. Rempe	32	Chief Technology Officer
The business experience, principal occupation and employment as well as the periods of service of each of the directors and senior executive officers during the last five fiscal years are set forth below.
Mark L. Bono became a Director of ours upon the consummation of the March 4, 2004 Transaction. Mr. Bono joined Weston Presidio in 1999 and is a member of the general partners of the Weston Funds. Prior to 1999, Mr. Bono served in various positions at Tucker Anthony, an investment banking firm, including Managing Director and Co-Head of Mergers and Acquisitions. Mr. Bono also serves as a Director of Trimark Sportswear Group, Summit Energy, Herbal Science and Rockwood. As a result of these and other professional experiences, Mr. Bono possesses particular knowledge and experience in capital structure and corporate governance practices that strengthen the Board’s collective qualification, skills and experience.
R. Sean Honey was named a Director of ours upon the consummation of the March 4, 2004 Transaction. Mr. Honey joined Weston Presidio in 1999 and is a member of the general partners of the Weston Funds. Prior to 1999, Mr. Honey served in various positions at J.P. Morgan in both Mergers and Acquisitions and Merchant Banking. Mr. Honey also serves as a Director of Apple American Group, Cellu Tissue Holdings, and Purcell Systems. As a result of these and other professional experiences, Mr. Honey possesses particular knowledge and experience in capital structure and corporate governance practices that strengthen the Board’s collective qualification, skills and experience.
Mark W. Oppegard has served in the college bookstore industry for 40 years (all of which have been with us). Mr. Oppegard became our Chief Executive Officer, Secretary and Director and Chief Executive Officer of NBC on February 13, 1998 and served as our President from that date to September, 2008. Additionally, Mr. Oppegard served as NBC’s President from 1992 to September, 2008 and has served as a Director of NBC since 1995. Prior to 1998, Mr. Oppegard served as our Vice President, Secretary, Assistant Treasurer and Director between 1995 and 1998. Prior to 1992, Mr. Oppegard served in a series of positions at NBC, including Vice President of the Bookstore Division. Mr. Oppegard brings to the Board extensive executive management experience, significant knowledge of the Company, our operations, our competitors and our market, leadership skills and a long history in strategy and strategic planning.
Barry S. Major, who has served in the college bookstore industry for 11 years (all of which have been with us), was named President in September, 2008, upon consummation of the March 4, 2004 Transaction was named our Director and was named Chief Operating Officer of NBC in January, 1999. Mr. Major is also a member of the board of directors of Mutual of Omaha Bank, where he also serves on the loan committee of the board of directors and chairs the audit and compensation committees. Mr. Major brings to the Board extensive executive management experience, knowledge of the Company, our operations, our competitors and our market, financial acumen and private company corporate governance experience.
Alan G. Siemek, who has served in the college bookstore industry for 11 years (all of which have been with us), was named Senior Vice President of Finance and Administration of NBC in April, 2001. Mr. Siemek has also served as our Vice President and Treasurer and Chief Financial Officer, Treasurer and Assistant Secretary of NBC since July, 1999.
Robert A. Rupe, who served in the college bookstore industry for 9 years (all of which have been with us), was named Senior Vice President of NBC’s Bookstore Division in April, 2001. Mr. Rupe retired from his position as Senior Vice President of NBC’s Bookstore Division effective April 23, 2010, upon the hiring of and transition of responsibilities to Steven A. Clemente who was named our new Senior Vice President of the Bookstore Division.

Michael J. Kelly, who has served in the college bookstore industry for 10 years (all of which have been with us), was named Senior Vice President of NBC’s Textbook Division in April, 2005. Prior to April, 2005, Mr. Kelly served as NBC’s Senior Vice President of Distance Learning/Marketing Services and Other Complementary Services from August, 2001 to March, 2005 and as NBC’s Vice President of e-commerce from November, 1999 to July, 2001.
Larry R. Rempe has served in the college bookstore industry for 24 years (all of which have been with us) and was named Senior Vice President of Complementary Services of NBC in April, 2005. Prior to April, 2005, Mr. Rempe served as NBC’s Vice President of Information Systems since 1986. Between 1974 and 1986, Mr. Rempe served in various positions for Lincoln Industries, Inc., a holding company that owned NBC until 1995. Mr. Larry Rempe is the father of Mr. Nathan Rempe, NBC’s Chief Technology Officer.
Nathan D. Rempe, who has served in the college bookstore industry for 5 years (all of which have been with us), was named Chief Technology Officer of NBC in March, 2009. Prior to March, 2009, Mr. Rempe served as NBC’s Vice President of Internet Services since 2006 and Director of Internet Strategy in 2005. Prior to joining NBC, Mr. Rempe served as Lead e-Business Developer for Commercial Federal Bank where he managed the bank’s online consumer banking application. Mr. Rempe is also an Executive Faculty member at Creighton University, teaching graduate level courses in information technology. Mr. Nathan Rempe is the son of Mr. Larry Rempe, NBC’s Senior Vice President of Complementary Services.
Board of Directors
Our Board of Directors (the “Board”) and NBC’s Board is led by Mark L. Bono. Mark W. Oppegard serves as NBC’s CEO and Director and our Director, Barry S. Major serves as NBC’s President, COO, Director and our Director and R. Sean Honey serves as our Director and NBC’s Director. The Board has determined that this is an effective leadership structure at the present time because Mr. Bono and Mr. Honey bring experience regarding acquisitions and corporate governance practice of other corporations while the Board gets the benefit of Mr. Oppegard and Mr. Major’s intimate knowledge of the day-to-day operations of our business and their significant experience in the industry.
Our Board generally administers its risk oversight function through the board as a whole. NBC’s Chief Executive Officer and President and Chief Operating Officer, members of the Board, and other executives have day-to-day risk management responsibilities. In addition, management provides a monthly report of our financial and operation performance to each member of the Board. The Audit Committee provides additional oversight through its quarterly meetings, where it reviews our contingencies, significant transactions and subsequent events, among other matters with management and our independent auditors.
The Board has not established a formal process for identifying director nominees, nor does it have a formal policy regarding consideration of diversity in identifying director nominees.
Audit Committee
Our audit committee currently consists of Mark L. Bono and R. Sean Honey. Among other functions, our audit committee (a) makes recommendations to our board of directors regarding the selection of independent auditors; (b) reviews the results and scope of the audit and other services provided by our independent auditors; (c) reviews our financial statements; and (d) reviews and evaluates our internal control functions. The Board of Directors has determined that the audit committee does not have an “audit committee financial expert” as that term is defined by the applicable rules and regulations of the SEC. However, the Board of Directors is satisfied that the members of our audit committee have sufficient expertise and business and financial experience necessary to effectively perform their duties as the audit committee.
Code of Ethics
We have adopted a written code of ethics for our principal executive officer and senior financial officers as required by the SEC under Section 406 of the Sarbanes-Oxley Act of 2002. The code sets forth written standards to deter wrongdoing and promote honest and ethical conduct, accurate and timely disclosure in reports and documents, compliance with applicable governmental laws and regulations, prompt internal reporting of violations of the code, and accountability for adherence to the code.

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
Compensation Committee and Compensation Process. We do not have a formal Compensation Committee; however, Messrs. Bono and Honey, the two directors affiliated with Weston Presidio, the majority equity owner of NBC Holdings Corp. (our parent company), act to approve the chief executive officer base salary compensation, our budget, and all stock option or other equity awards. All other decisions related to compensation are approved by our chief executive officer and President as appropriate.
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

5)
Other Benefits. We maintain health, dental and vision insurance plans for the benefit of eligible employees, including the Executives. The health and dental plans require the employee to pay a portion of the premium and we pay the remainder. The vision plan premium is paid in its entirety by the employee. We also maintain a 401(k) retirement plan that is available to all eligible employees. For the fiscal year ended March 31, 2010, we matched elective employee- participant contributions on the basis of 100% of the employee’s contribution up to 1% of their total compensation plus 50% of the employee’s contribution on the next 5% of their total compensation. For fiscal years ended March 31, 2008 and 2009, we matched elective employee-participant contributions on the basis of 100% of the employee’s contribution up to 5% of their total compensation. Certain amounts of life, accidental death and dismemberment, and short and long-term disability insurance coverage is also offered to all eligible employees and premiums or costs are paid in full by us. Certain other voluntary insurance coverages are available to eligible employees, such as supplemental life, cancer and personal accident insurance with the entire premium paid by the employee. The foregoing benefits are available to each Executive on the same basis as all other eligible employees.

We do not have a policy regarding the adjustment or recovery of compensation if the results on which that compensation was determined are restated or otherwise adjusted.
Summary Compensation Table
The table presented below summarizes compensation to each Executive for the last three fiscal years:
Summary Compensation Table

						Change in
						Nonqualified
						Deferred	(3)
	Fiscal			Stock	Option	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards (1)	Awards (1)	Earnings (2)	Compensation	Total

Mark W. Oppegard — Chief Executive Officer and Director, NBC	2010	$200,426	$—	$—	$—	$—	$8,827	$209,253
	2009	266,500	100,000	—	—	206	11,752	378,458
	2008	295,006	76,000	—	—	5,439	11,502	387,947

Alan G. Siemek — Chief Financial Officer, Senior Vice President of Finance and Administration, Treasurer, and Assistant Secretary, NBC	2010	214,373	—	—	—	—	8,827	223,200
	2009	214,857	80,000	—	—	—	11,752	306,609
	2008	209,690	25,000	—	—	—	11,502	246,192

Barry S. Major — Chief Operating Officer, President, and Director, NBC	2010	284,446	—	—	—	—	8,827	293,273
	2009	287,694	106,000	—	—	—	11,752	405,446
	2008	279,691	73,000	—	—	—	11,502	364,193

Robert A. Rupe — Senior Vice President — Bookstore Division, NBC	2010	230,407	—	—	—	—	8,827	239,234
	2009	230,928	50,000	—	—	—	11,752	292,680
	2008	222,926	40,000	—	33,145	—	11,502	307,573

Michael J. Kelly — Senior Vice President — Textbook Division, NBC	2010	203,250	—	—	9,709	—	8,827	221,786
	2009	204,083	65,000	—	—	—	11,752	280,835
	2008	199,771	50,000	—	26,760	—	11,502	288,033

(1)
The amounts shown represent the aggregate grant date fair value for awards granted in fiscal years 2010, 2009 and 2008, computed in accordance with FASB ASC Topic 718. See Note Q of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

(2)	The amounts shown represent above market earnings on non-qualified deferred compensation.

(3)
All other compensation consists of the following components: (a) matching contributions to the NBC Retirement Plan; and (b) life insurance premiums paid by us on the Executive’s behalf. Directors do not receive compensation for their services as a director. See Note O of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

Grants of Plan-Based Awards
The following table provides information concerning each grant of an award to an Executive in the last completed fiscal year:

All Other
		Option Awards:	Exercise	Grant
		Number of	or Base	Date Fair
		Securities	Price of	Value of
	Grant	Underlying	Option	Option
Name	Date	Options	Awards	Awards

Mark W. Oppegard — Chief Executive Officer, President, and Director, NBC	—	—	$—	$—

Alan G. Siemek — Chief Financial Officer, Senior Vice President of Finance and Administration, Treasurer, and Assistant Secretary, NBC	—	—	—	—

Barry S. Major — Chief Operating Officer and Director, NBC	—	—	—	—

Robert A. Rupe — Senior Vice President — Bookstore Division, NBC	—	—	—	—

Michael J. Kelly — Senior Vice President — Textbook Division, NBC	2/3/2010	700	85	9,709
The exercise price of the options granted under the 2004 Stock Option Plan approximated the estimated fair value at the date of grant of the shares underlying such options. The estimated fair value of the shares underlying such options was determined utilizing the methodology described in Note Q of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.
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
The Employment Agreements also provide that each Executive may be granted a number of options annually under the stock option plan described in Note Q to the consolidated financial statements presented in Item 8, Financial Statements and Supplementary Data, with the size of such grant to be determined by the Board of Directors. Each such option shall have an exercise price not to be less than the fair market value per share as of the date of grant and will be exercisable as to 25% of the shares covered thereby on the date of grant and as to an additional 25% of the shares covered thereby on each of the first three anniversaries of the date of grant, subject to the Executive’s continued employment by us on such dates.

The Employment Agreements also provide for specified payments to the Executive upon the expiration of such agreements, in the event of termination of employment with us without “cause” (as defined in the respective agreements), and in the event of death or disability of the Executive during the term, as outlined below:
•
Termination of Employment upon Expiration of the Term of the Employment Agreement – If we have given the Executive notice of our intention to terminate employment at the end of the term of the Employment Agreement, the Executive is entitled to continued payment of base salary and health, life insurance and disability insurance benefits for a period of one year following the expiration of the term of the Employment Agreement.

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

•
Termination of Employment upon Death or Disability – If an Executive’s employment is terminated as a result of death or disability, the Executive is entitled to continued payment of base salary for a period of six months following the date of termination. Additionally, the Executive is entitled to payment of any incentive bonus when otherwise due, prorated through the date of termination.

The Employment Agreements also contain customary confidentiality obligations and non-competition agreements for each Executive spanning a period of three years from the date of termination.
Finally, the Employment Agreements provide that the Executives will not sell, transfer, pledge or otherwise dispose of any shares of our common stock, except for certain transfers to immediate family members, in the event of disability and for estate planning purposes prior to the consummation by us of an initial public offering of our common stock.

Outstanding Equity Awards
The following table provides information concerning outstanding equity awards held by each Executive:
Outstanding Equity Awards at March 31, 2010

	Option Awards				Stock Awards
								Equity
							Equity	Incentive
							Incentive	Plan Awards:
						Market	Plan Awards:	Market or
	(1)	(1)			Number	Value of	Number of	Payout Value
	Number	Number			of Shares	Shares or	Unearned	of Unearned
	of Securities	of Securities			or Units	Units of	Shares, Units	Shares, Units
	Underlying	Underlying			of Stock	Stock	or Other	or Other
	Unexercised	Unexercised	Option	Option	That	That	Rights That	Rights That
	Options -	Options -	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested (2)	Vested (3)	Vested (2)	Vested (4)
Mark W. Oppegard — Chief Executive Officer and Director, NBC	5,950	—	$52.47	3/4/2014
	2,675	—	106.00	3/4/2014
	2,200	—	146.00	3/4/2014
	1,963	—	160.00	11/9/2014
					1,244	$1,419,217	156	$177,386

Alan G. Siemek — Chief Financial Officer, Senior Vice President of Finance and Administration, Treasurer, and Assistant Secretary, NBC	4,728	—	52.47	3/4/2014
	1,375	—	106.00	3/4/2014
	1,375	—	146.00	3/4/2014
	1,885	—	160.00	11/9/2014
					1,244	1,419,217	156	177,386

Barry S. Major — Chief Operating Officer, President, and Director, NBC	4,780	—	52.47	3/4/2014
	2,500	—	106.00	3/4/2014
	2,050	—	146.00	3/4/2014
	1,963	—	160.00	11/9/2014
					1,244	1,419,217	156	177,386

Robert A. Rupe — Senior Vice President — Bookstore Division, NBC	1,375	—	52.47	3/4/2014
	1,250	—	106.00	3/4/2014
	1,175	—	146.00	3/4/2014
	1,700	—	160.00	11/9/2014
	2,400	—	160.00	8/29/2015
	1,180	—	160.00	3/30/2016
	650	217	205.00	10/12/2017

Michael J. Kelly — Senior Vice President — Textbook Division, NBC	2,111	—	52.47	3/4/2014
	1,375	—	106.00	3/4/2014
	1,175	—	146.00	3/4/2014
	1,600	—	160.00	11/9/2014
	2,400	—	160.00	8/29/2015
	1,180	—	160.00	3/30/2016
	525	175	205.00	10/12/2017
	175	525	85.00	2/3/2020

(1)
Separate grants of stock options occurred on February 3, 2010, October 12, 2007, March 30, 2006, August 29, 2005 and November 9, 2004. Twenty-five percent of the options granted were exercisable immediately upon granting with the remaining options becoming exercisable in 25% increments over the subsequent three years. In connection with the March 4, 2004 Transaction, all existing options at March 4, 2004 vested, certain of which were cancelled in exchange for new options granted under the 2004 Stock Option Plan. Options granted in fiscal year 2004 under the 2004 Stock Option Plan were fully vested and exercisable at prices consistent with the options which were cancelled.

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

Nonqualified Deferred Compensation
The following table provides information concerning nonqualified deferred compensation for each Executive:
Nonqualified Deferred Compensation — March 31, 2010 (1)

			(2)	Aggregate	Aggregate
	Executive	Registrant	Aggregate	Withdrawals/	Balance
	Contributions	Contributions	Earnings	Distributions	as of
	in Fiscal	in Fiscal	in Fiscal	in Fiscal	March 31,
Name	Year 2010	Year 2010	Year 2010	Year 2010	2010 (2)

Mark W. Oppegard - Chief Executive Officer and Director, NBC	$—	$—	$9,240	$—	$293,551

Alan G. Siemek - Chief Financial Officer, Senior Vice President of Finance and Administration, Treasurer, and Assistant Secretary, NBC	—	—	—	—	—

Barry S. Major - Chief Operating Officer, President, and Director, NBC	—	—	—	—	—

Robert A. Rupe - Senior Vice President - Bookstore Division, NBC	—	—	—	—	—

Michael J. Kelly - Senior Vice President - Textbook Division, NBC	—	—	—	—	—

(1)	See Note P of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data for a brief description of the deferred compensation plan.

(2)
There are no above market earnings included herein for fiscal year 2010; above market earnings in prior years were $206 in fiscal year 2009 and $5,439 in fiscal year 2008 which are included in the Summary Compensation Table above.

Potential Payments Upon Termination or Change-In-Control
As described above, the employment agreements for each Executive include provisions for potential payment upon termination of employment. The following table quantifies the estimated payments and benefits that would be provided to the Executive in each covered circumstance, assuming the triggering event occurred on March 31, 2010:
Potential Payments Upon Termination or Change in Control — March 31, 2010 (1)

							Total
		(3)		(5)	(5)	(5)	Potential
	(2)	Prorated	(4)	Health	Life	Disability	Payment
	Base	Incentive	Restricted	Insurance	Insurance	Insurance	Upon
Name	Salary	Bonus	Stock	Benefits	Benefits	Benefits	Termination

Mark W. Oppegard — Chief Executive Officer and Director, NBC
Termination of Employment upon Expiration of Term	$199,992	$—	$1,419,217	$10,098	$252	$285	$1,629,844
Termination of Employment Without Cause	199,992	—	1,419,217	10,098	252	285	1,629,844
Termination of Employment upon Death or Disability	99,996	—	1,419,217	—	—	—	1,519,213

Alan G. Siemek — Chief Financial Officer, Senior Vice President of Finance and Administration, Treasurer, and Assistant Secretary, NBC
Termination of Employment upon Expiration of Term	213,990	—	1,419,217	10,692	252	285	1,644,436
Termination of Employment Without Cause	213,990	—	1,419,217	10,692	252	285	1,644,436
Termination of Employment upon Death or Disability	106,995	—	1,419,217	—	—	—	1,526,212

Barry S. Major — Chief Operating Officer, President, and Director, NBC
Termination of Employment upon Expiration of Term	284,003	—	1,419,217	12,180	252	285	1,715,937
Termination of Employment Without Cause	284,003	—	1,419,217	12,180	252	285	1,715,937
Termination of Employment upon Death or Disability	142,002	—	1,419,217	—	—	—	1,561,219

Robert A. Rupe — Senior Vice President — Bookstore Division, NBC
Termination of Employment upon Expiration of Term	230,006	—	—	—	252	285	230,543
Termination of Employment Without Cause	230,006	—	—	—	252	285	230,543
Termination of Employment upon Death or Disability	115,003	—	—	—	—	—	115,003

Michael J. Kelly — Senior Vice President — Textbook Division, NBC
Termination of Employment upon Expiration of Term	203,008	—	—	8,679	252	285	212,224
Termination of Employment Without Cause	203,008	—	—	8,679	252	285	212,224
Termination of Employment upon Death or Disability	101,504	—	—	—	—	—	101,504

(1)
The Employment Agreements are silent as to how payment amounts are ultimately determined and how payment is to be made (i.e. – monthly, lump sum, etc.). Our Board of Directors would ultimately be responsible for approving the terms of such termination payments.

(2)	Base salary in place at time of termination.

(3)
It is assumed that the incentive bonus earned for fiscal year 2010, if any, was paid in the normal course of business. As the assumed termination does not fall within a fiscal year, no pro rata allocation is necessary.

(4)
In accordance with the Stock Repurchase Agreement, if Messrs. Oppegard, Siemek, or Major are terminated by us without cause or by reason of their death or disability during the period from March 31, 2006 to September 30, 2010, a number of the shares of nonvested stock will become vested on the date of termination equal to the 1,400 shares which were issued times the number of days from March 31, 2006 to the date of termination divided by the number of days from March 31, 2006 to September 30, 2010. This value represents the cumulative balance of share-based compensation recognized at March 31, 2010 in ”Accrued Expenses” — see Note Q of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data. For purposes of this table, it is assumed that Messrs. Oppegard, Siemek, and Major would “put” the vested shares in accordance with the Stock Repurchase Agreement upon termination.

(5)	Represents premiums paid by us on the Executive’s behalf.
Compensation of Directors
Our Directors receive no compensation for services but are reimbursed for out-of-pocket expenses. These reimbursements are less than $10,000 annually to each Director.
Compensation Risk Assessment
We believe that our executive compensation policies and practices are not reasonably likely to have a material adverse effect on the Company and that the compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.
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
Compensation Committee Report
Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis above with management and has approved the inclusion of such Compensation Discussion and Analysis in this Annual Report on Form 10-K for the year ended March 31, 2010.
Board of Directors:
     Mark L. Bono;
     R. Sean Honey;
     Mark W. Oppegard; and
     Barry S. Major.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management — Shares of our common stock issued and outstanding totaled 554,094 on June 25, 2010. Weston Presidio owns 36,455 of the issued and outstanding shares directly, with the remaining 517,639 issued and outstanding shares being owned by NBC Holdings Corp, which has 517,639 shares of capital stock issued and outstanding that are owned either by Weston Presidio or current and former members of NBC management. The securities underlying the 2004 Stock Option Plan, of which 89,391 options are outstanding as of June 25, 2010, are shares of NBC Holdings Corp. capital stock. The information in the following table sets forth NBC Acquisition Corp. common stock beneficially owned by each person who owns more than 5.0% of such shares; each director; each named executive officer in Item 11, Executive Compensation; and all directors and named executive officers treated as a group. The shares listed and percentages calculated thereon are based upon NBC Acquisition Corp. common stock outstanding as of June 25, 2010 and NBC Holdings Corp. capital stock underlying nonqualified stock options that are exercisable within sixty days, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. To our knowledge, each of such holders of shares has sole voting and investment power as to the shares owned unless otherwise noted. The address for each senior executive officer and director is 4700 South 19th Street, Lincoln, Nebraska 68501 unless otherwise noted.

	Amount and
	Nature of
	Beneficial	Percent of
Title of Class/Name of Beneficial Owner	Ownership (1)	Class (3)

Common Stock:
Owning Greater Than 5% of Shares:
Weston Presidio Capital IV, L.P. (2)	365,449	66.0%
Weston Presidio Capital III, L.P. (2)	153,623	27.7%
WPC Entrepreneur Fund, L.P. (2)	7,579	1.4%
WPC Entrepreneur Fund II, L.P. (2)	5,785	1.0%

Ownership of Directors:
Mark L. Bono (2)	532,436	96.1%
R. Sean Honey (2)	—	—

Ownership of Senior Executive Officers Named in Item 11:
Mark W. Oppegard	18,188	3.2%
Alan G. Siemek	10,763	1.9%
Barry S. Major (4)	14,440	2.6%
Robert A. Rupe	9,730	1.7%
Michael J. Kelly	10,541	1.9%

Ownership of Directors and All Senior Executive Officers as a Group	604,283	98.4%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares of our common stock. Such shares include NBC Holdings Corp. shares underlying nonqualified stock options exercisable within sixty days, as follows: Mr. Oppegard – 12,788 shares; Mr. Siemek – 9,363 shares; Mr. Major – 11,293 shares; Mr. Rupe – 9,730 shares; Mr. Kelly – 10,541 shares; and 59,900 shares for all directors and senior executive officers as a group.

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

(3)
The percentages are calculated based upon 554,094 shares of NBC Acquisition Corp. common stock outstanding as of June 25, 2010 and shares underlying nonqualified stock options exercisable within sixty days as detailed in footnote (1).

(4)
Beneficial ownership includes 1,747 shares of our common stock which are pledged as security for the full and timely payment of remaining amounts due under a promissory note Mr. Major has with us. In January, 1999, we issued 4,765 shares of our common stock to Mr. Major at a price of $52.47 per share, in exchange for $25,000 in cash and a promissory note in the principal amount of $225,000 bearing interest at 5.25% per year. Remaining amounts due under the promissory note at March 31, 2010 totaled approximately $91,000.

Securities Authorized for Issuance under Equity Compensation Plans — Through our parent, NBC Holdings Corp., we have a share-based compensation plan established to provide for the granting of options to purchase capital stock of NBC Holdings Corp. We also have a restricted stock plan established through NBC Holdings Corp. to provide for the sale of 4,200 shares of NBC Holdings Corp. capital stock to certain of our officers and directors. Details regarding these plans are presented in the footnotes to the consolidated financial statements found in Item 8, Financial Statements and Supplementary Data. Specific information as of March 31, 2010 regarding the plans, which were not approved by security holders, is also presented in the following table.

	Number of	Weighted-	Number of
	Securities to	Average	Securities
	be Issued Upon	Exercise	Remaining
	Exercise of	Price of	Available for
	Outstanding	Outstanding	Future
Plan	Options	Options	Issuance
2004 Stock Option Plan	84,391	$117.75	15,276
2005 Restricted Stock Plan	—	—	—
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The following table shows our fees for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for each of the last two years:

	Fiscal Years Ended March 31,
	2010	2009

Audit Fees	$234,500	$215,000
Audit-Related Fees	118,600	—
Tax Fees	173,162	187,039
Other Fees	—	—

Total	$526,262	$402,039

Audit Fees include professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees consist of fees for assurance and related services that are related to the performance of the audit or review of our consolidated financial statements, including services provided in conjunction with the Senior Secured Notes offering and the SEC comment letter dated November 24, 2009.
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
(a) Financial Statements, Financial Statement Schedules, and Exhibits.
(1) Consolidated Financial Statements of NBC Acquisition Corp.
Index to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of March 31, 2010 and 2009.
Consolidated Statements of Operations for the Years Ended March 31, 2010, 2009 and 2008.
Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2010, 2009 and 2008.
Consolidated Statements of Cash Flows for the Years Ended March 31, 2010, 2009 and 2008.
Notes to Consolidated Financial Statements.
(2) Financial Statement Schedules.
Schedule I – Condensed Financial Information of NBC Acquisition Corp. (Parent Company Only).
Schedule II (Item 15(a)(2)) – Valuation and Qualifying Accounts.
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

2.5
Share Purchase Agreement, dated as of April 2, 2006, by and among Nebraska Book, CBA and the Sellers referenced therein, filed as Exhibit 2.1 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

2.6
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

4.2
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

4.4
Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantors parties thereto and BNY Midwest Trust Company as Trustee, filed as Exhibit 4.12 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

4.5
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

4.7
Supplemental Indenture, dated as of December 31, 2004, by and among NBC Textbooks LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated January 6, 2005, is incorporated herein by reference.

4.8
Supplemental Indenture, dated as of May 1, 2006, by and among CBA, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated May 4, 2006, is incorporated herein by reference.

4.9
Supplemental Indenture, dated as of May 1, 2007, by and among Net Textstore LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated May 7, 2007, is incorporated herein by reference.

4.10
Supplemental Indenture, dated as of January 26, 2009, by and among Campus Authentic LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as Exhibit 4.14 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2009, is incorporated herein by reference.

4.11
Indenture, dated October 2, 2009, by and among Nebraska Book Company, Inc., the Subsidiary Guarantors and Wilmington Trust FSB, as trustee and note holder collateral agent, filed as Exhibit 4.1 to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009, is incorporated herein by reference.

4.12	Form of 10% Senior Secured Note Due 2011 (included in Exhibit 4.1 as Exhibit A to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009), is incorporated herein by reference.

4.13
Pledge and Security Agreement, dated October 2, 2009, among Nebraska Book Company, Inc., the Subsidiary Guarantors and Wilmington Trust FSB, as Noteholder Collateral Agent, filed as Exhibit 4.3 to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009, is incorporated herein by reference.

10.1
Amended and Restated Credit Agreement, dated October 2, 2009, among Nebraska Book, the Subsidiary Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, Bank of America, N.A., as documentation agent, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.

10.2
First Amendment, dated as of March 22, 2010, to the Amended and Restated Credit Agreement, dated October 2, 2009, among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Bank of America, N.A., as documentation agent, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K filed March 25, 2010, is incorporated herein by reference.

10.3
First Lien Amended and Restated Guarantee and Collateral Agreement, dated October 2, 2009, among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.

10.4
First Amendment, dated as of March 22, 2010, to the First Lien Amended and Restated Guarantee and Collateral Agreement, dated October 2, 2009, among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K filed March 25, 2010, is incorporated herein by reference.

10.5
Intercreditor Agreement, dated October 2, 2009, by and among Nebraska Book Company, Inc., the Subsidiary Guarantors and Wilmington Trust FSB, as trustee, filed as Exhibit 10.3 to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009, is incorporated herein by reference.

10.6
Purchase Agreement, dated as of March 4, 2004, by and among NBC Acquisition Corp. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.7
Purchase Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.15 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.8
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

10.9
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

10.10
Stock Subscription Agreement between NBC Acquisition Corp. and NBC Holdings Corp., dated as of February 3, 2009, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated February 3, 2009, is incorporated herein by reference.

10.11
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

10.13
Registration Rights Agreement, dated as of October 2, 2009, by and among Nebraska Book Company, Inc., the guarantors listed in Schedule 1 thereto, J.P. Morgan Securities Inc., Banc of America Securities LLC, Wells Fargo Securities, LLC and Piper Jaffray & Co., filed as Exhibit 10.4 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2009, is incorporated herein by reference.

10.14	*
Form of Memorandum of Understanding, dated as of February 13, 1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.5 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.15	*
Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

10.16	*
Addendum to the Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, dated March 29, 2002, filed as Exhibit 10.10 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2002, is incorporated herein by reference.

10.17*
Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Barry S. Major, filed as Exhibit 10.4 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.18*
First Amendment to the Amended and Restated Secured Promissory Note, dated as of December 31, 2008, between Barry S. Major and NBC Acquisition Corp., filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated January 7, 2009, is incorporated herein by reference.

10.19*
Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.20*
Addendum to the Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.12 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2002, is incorporated herein by reference.

10.21*
Memorandum of Understanding, dated as of November 1, 1999 by and between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of e-commerce, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

10.22*
Memorandum of Understanding, dated as of April 17, 2001 by and between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.23*
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

10.24*	Executive Employment Agreement dated as of March 27, 2010, by and between Nebraska Book Company, Inc. and Steven Clemente, Senior Vice President of the Bookstore Division, filed herewith.

10.25*
NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.43 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.26*
First Amendment, dated August 18, 2008, to the NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2008, is incorporated herein by reference.

10.27*
Second Amendment, dated January 14, 2010, to the NBC Holdings Corp. 2004 Stock Option Plan, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K filed January 19, 2010, is incorporated herein by reference.

10.28*
NBC Holdings Corp. 2005 Restricted Stock Plan adopted September 29, 2005, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

10.29*
Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Oppegard, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.30	*
Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Major, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.31	*
Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Siemek, filed as Exhibit 10.3 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.32	*
Stock Repurchase Agreement, dated as of March 31, 2006, between Holdings and Oppegard, filed as Exhibit 10.4 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.33	*
Stock Repurchase Agreement, dated as of March 31, 2006, between Holdings and Major, filed as Exhibit 10.5 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.34	*
Stock Repurchase Agreement, dated as of March 31, 2006, between Holdings and Siemek, filed as Exhibit 10.6 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.35	*
Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Oppegard, filed as Exhibit 10.7 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.36	*
Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Major, filed as Exhibit 10.8 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.37	*
Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Siemek, filed as Exhibit 10.9 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.38	*
Form of Deferred Compensation Agreement by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.39	*
Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

10.40	*	NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

12.1		Statements regarding computation of ratios, filed as Exhibit 12.1 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

14.1
Code of Business Conduct and Ethics and Code of Ethics for Our Principal Executive Officer and Senior Financial Officers for NBC Acquisition Corp., filed as Exhibit 14.1 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2004, is incorporated herein by reference.

21.1		Subsidiaries of NBC Acquisition Corp., filed as Exhibit 21.1 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
All other schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the consolidated financial statements included herein.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBC ACQUISITION CORP.

/s/ Mark W. Oppegard
Mark W. Oppegard
Chief Executive Officer, Secretary, and Director
June 25, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark W. Oppegard	/s/ Mark L. Bono
Mark W. Oppegard	Mark L. Bono
Chief Executive Officer, Secretary, and Director	Director
(principal executive officer)	June 25, 2010
June 25, 2010

/s/ Alan G. Siemek	/s/ R. Sean Honey
Alan G. Siemek	R. Sean Honey
Vice President and Treasurer	Director
(principal financial and accounting officer)	June 25, 2010
June 25, 2010

/s/ Barry S. Major
Barry S. Major
President and Director
June 25, 2010
Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:
No annual report or proxy material with respect to any annual or other meeting of security holders for the fiscal year ended March 31, 2010 has been, or will be, sent to security holders.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS

	March 31,	March 31,
	2010	2009
ASSETS

OTHER ASSETS:
Due from subsidiary (Note A)	$23,194,711	$20,130,189
Investment in subsidiary (Note A)	102,190,528	103,236,946
Debt issue costs, net of amortization	766,191	1,021,584
Deferred income taxes	10,065,529	9,455,569

	$136,216,959	$133,844,288

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued interest	$371,288	$371,288

LONG-TERM DEBT, net of current maturities	77,000,000	77,000,000

COMMITMENTS (Note B)

REDEEMABLE PREFERRED STOCK
Series A redeemable preferred stock, $.01 par value 20,000 shares authorized, 10,000 shares issued and outstanding at March 31, 2010 and 2009, at redemption value	11,805,888	10,233,334

STOCKHOLDERS’ EQUITY:
Common stock, voting, authorized 5,000,000 shares of $.01 par value; issued and outstanding 554,094 shares	5,541	5,541
Additional paid-in-capital	111,203,506	111,142,082
Note receivable from stockholder	(92,755)	(92,715)
Accumulated deficit	(64,076,509)	(64,815,242)

Total stockholders’ equity	47,039,783	46,239,666

	$136,216,959	$133,844,288

See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008

INTEREST EXPENSE	$(8,725,393)	$(8,725,393)	$(8,099,789)

INCOME TAX BENEFIT	3,674,482	3,160,038	2,860,217

EQUITY IN EARNINGS (DEFICIT) OF SUBSIDIARY	7,362,198	(94,928,668)	12,456,023

NET INCOME (LOSS)	$2,311,287	$(100,494,023)	$7,216,451

EARNINGS (LOSS) PER SHARE:

Basic	$1.33	$(181.79)	$13.02

Diluted	$1.32	$(181.79)	$12.61

See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash flows from operating activities	$—	$—	$—

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash flows from investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	—	10,000,000	—
Proceeds from payment on note receivable from stockholder	4,869	9,752	4,869
Contributions to subsidiary	(4,869)	(10,009,752)	(4,869)

Net cash flows from financing activities	—	—	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, Beginning of year	—	—	—

CASH AND CASH EQUIVALENTS, End of year	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the period for interest	$8,470,000	$8,470,000	$—

Noncash investing and financing activities:
Accumulated other comprehensive income (loss) associated with derivative financial instrument of subsidiary	—	748,000	(1,361,000)
See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Due From Subsidiary – NBC Acquisition Corp. (the “Company”) files a consolidated federal income tax return with its wholly-owned subsidiary, Nebraska Book Company, Inc. (“NBC”) and follows a policy of recording income taxes equal to that which would have been incurred had we filed a separate return. NBC is responsible for remitting tax payments and collecting tax refunds for the consolidated group. The non-current amount due from subsidiary represents the cumulative tax savings resulting from operating losses generated by us from which NBC derives the benefit through reduced tax payments on the consolidated return.
Investment In Subsidiary – We account for our investment in NBC under the equity method of accounting. Contributions to or from NBC are included within the investment in subsidiary.
B. COMMITMENTS
We, along with NBC’s wholly-owned subsidiaries (Specialty Books, Inc., NBC Textbooks LLC, College Book Stores of America, Inc., Net Textstore LLC and Campus Authentic LLC), have jointly and severally, unconditionally and irrevocably, guaranteed the prompt and complete payment and performance by NBC of NBC’s obligations underlying its credit agreement. Such guarantee remains in full force and effect until all obligations underlying the credit agreement, which became effective February 13, 1998 and was most recently amended and restated on October 2, 2009, have been satisfied. The maximum potential future amounts payable under the guarantee at March 31, 2010 totaled $75.0 million in principal payments, plus interest, which is based on variable rates. As this guarantee represents a parent’s guarantee of its subsidiary’s debt to a third party, such guarantee is not carried as a liability in the “Parent Company Only” financial statements.
C. DIVIDENDS
For fiscal year 2010 and 2009, cash dividends of $8.5 million were received from NBC to provide funding for interest due and payable on our $77.0 million 11% senior discount notes. No cash dividends (which would be reflected in “operating activities” in our statements of cash flows) were received from NBC in fiscal year 2008. See Note H to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.
D. REDEEMABLE PREFERRED STOCK
In conjunction with the Senior Credit Facility amendment on February 3, 2009, we entered into a Stock Subscription Agreement with NBC Holdings Corp. (“Holdings”), pursuant to which Holdings purchased 10,000 shares of a newly created Series A Preferred Stock, par value $0.01 per share, for $1,000 per share, for an aggregate purchase price of $10.0 million. See Note J to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

NBC ACQUISITION CORP.
SCHEDULE II (Item 15(a)(2)) — VALUATION AND QUALIFYING ACCOUNTS

			Charged to	Added
	Beginning of	Charged to	Other	through		End of
	Fiscal Year	Costs and	Accounts	Stock	Net	Fiscal Year
	Balance	Expenses	(Revenue)	Acquisitions	Charge-Offs	Balance

FISCAL YEAR ENDED MARCH 31, 2010
Allowance for doubtful accounts	$1,283,360	$1,399,466	$—	$—	$(1,399,466)	$1,283,360
Allowance for sales returns	5,452,166	—	31,799,536	—	(31,978,051)	5,273,651

FISCAL YEAR ENDED MARCH 31, 2009
Allowance for doubtful accounts	1,033,360	1,366,979	—	—	(1,116,979)	1,283,360
Allowance for sales returns	5,292,620	—	32,627,107	—	(32,467,561)	5,452,166

FISCAL YEAR ENDED MARCH 31, 2008
Allowance for doubtful accounts	1,100,360	468,007	—	—	(535,007)	1,033,360
Allowance for sales returns	4,958,090	—	29,591,517	—	(29,256,987)	5,292,620

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

2.5
Share Purchase Agreement, dated as of April 2, 2006, by and among Nebraska Book, CBA and the Sellers referenced therein, filed as Exhibit 2.1 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

2.6
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

4.2
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

4.4
Indenture, dated March 4, 2004, by and among Nebraska Book Company, Inc., the subsidiary guarantors parties thereto and BNY Midwest Trust Company as Trustee, filed as Exhibit 4.12 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

4.5
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

4.7
Supplemental Indenture, dated as of December 31, 2004, by and among NBC Textbooks LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated and filed on January 6, 2005, is incorporated herein by reference.

4.8
Supplemental Indenture, dated as of May 1, 2006, by and among CBA, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated May 4, 2006, is incorporated herein by reference.

4.9
Supplemental Indenture, dated as of May 1, 2007, by and among Net Textstore LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated May 7, 2007, is incorporated herein by reference.

4.10
Supplemental Indenture, dated as of January 26, 2009, by and among Campus Authentic LLC, Nebraska Book Company, Inc., each other then existing Subsidiary Guarantor under the Indenture, and the Trustee, filed as Exhibit 4.14 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2009, is incorporated herein by reference.

4.11
Indenture, dated October 2, 2009, by and among Nebraska Book Company, Inc., the Subsidiary Guarantors and Wilmington Trust FSB, as trustee and noteholder collateral agent, filed as Exhibit 4.1 to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009, is incorporated herein by reference.

4.12	Form of 10% Senior Secured Note Due 2011 (included in Exhibit 4.1 as Exhibit A to NBC Acquisition Corp Current Report on Form 8-K filed October 7, 2009), is incorporated herein by reference.

4.13
Pledge and Security Agreement, dated October 2, 2009, among Nebraska Book Company, Inc., the Subsidiary Guarantors and Wilmington Trust FSB, as Noteholder Collateral Agent, filed as Exhibit 4.3 to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009, is incorporated herein by reference.

10.1
Amended and Restated Credit Agreement, dated October 2, 2009, among Nebraska Book, the Subsidiary Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, Bank of America, N.A., as documentation agent, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.

10.2
First Amendment, dated as of March 22, 2010, to the Amended and Restated Credit Agreement, dated October 2, 2009, among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Bank of America, N.A., as documentation agent, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K filed March 25, 2010, is incorporated herein by reference.

10.3
First Lien Amended and Restated Guarantee and Collateral Agreement, dated October 2, 009, among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.

10.4
First Amendment, dated as of March 22, 2010 to the First Lien Amended and Restated Guarantee and Collateral Agreement, dated October 2, 2009, among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K filed March 25, 2010, is incorporated herein by reference.

10.5
Intercreditor Agreement, dated October 2, 2009, by and among Nebraska Book Company, Inc., the Subsidiary Guarantors and Wilmington Trust FSB, as trustee, filed as Exhibit 10.3 to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009, is incorporated herein by reference.

10.6
Purchase Agreement, dated as of March 4, 2004, by and among NBC Acquisition Corp. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.7
Purchase Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.15 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.8
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

10.9
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

10.10
Stock Subscription Agreement between NBC Acquisition Corp. and NBC Holdings Corp., dated as of February 3, 2009, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated February 3, 2009, is incorporated herein by reference.

10.11
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

10.13
Registration Rights Agreement, dated as of October 2, 2009, by and among Nebraska Book Company, Inc., the guarantors listed in Schedule 1 thereto, J.P. Morgan Securities Inc., Banc of America Securities LLC, Wells Fargo Securities, LLC and Piper Jaffray & Co., filed as Exhibit 10.4 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2009, is incorporated herein by reference.

10.14	*
Form of Memorandum of Understanding, dated as of February 13, 1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.5 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.15	*
Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

10.16	*
Addendum to the Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, dated March 29, 2002, filed as Exhibit 10.10 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2002, is incorporated herein by reference.

10.17	*
Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Barry S. Major, filed as Exhibit 10.4 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.18	*
First Amendment to the Amended and Restated Secured Promissory Note, dated as of December 31, 2008, between Barry S. Major and NBC Acquisition Corp., filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated January 7, 2009, is incorporated herein by reference.

10.19	*
Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.20	*
Addendum to the Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.12 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2002, is incorporated herein by reference.

10.21	*
Memorandum of Understanding, dated as of November 1, 1999 by and between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of e-commerce, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

10.22	*
Memorandum of Understanding, dated as of April 17, 2001 by and between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.23	*
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

10.24	*	Executive Employment Agreement dated as of March 27, 2010, by and between Nebraska Book Company, Inc. and Steven Clemente, Senior Vice President of the Bookstore Division, filed herewith.

10.25	*
NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.43 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.26	*
First Amendment, dated August 18, 2008, to the NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2008, is incorporated herein by reference.

10.27	*
Second Amendment, dated January 14, 2010, to the NBC Holdings Corp. 2004 Stock Option Plan, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K filed January 19, 2010, is incorporated herein by reference.

10.28	*
NBC Holdings Corp. 2005 Restricted Stock Plan adopted September 29, 2005, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

10.29	*
Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Oppegard, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.30	*
Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Major, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.31	*
Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Siemek, filed as Exhibit 10.3 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.32	*
Stock Repurchase Agreement, dated as of March 31, 2006, between Holdings and Oppegard, filed as Exhibit 10.4 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.33	*
Stock Repurchase Agreement, dated as of March 31, 2006, between Holdings and Major, filed as Exhibit 10.5 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.34	*
Stock Repurchase Agreement, dated as of March 31, 2006, between Holdings and Siemek, filed as Exhibit 10.6 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.35	*
Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Oppegard, filed as Exhibit 10.7 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.36	*
Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Major, filed as Exhibit 10.8 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.37	*
Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Siemek, filed as Exhibit 10.9 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.38	*
Form of Deferred Compensation Agreement by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.39	*
Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

10.40	*	NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

12.1		Statements regarding computation of ratios, filed as Exhibit 12.1 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

14.1
Code of Business Conduct and Ethics and Code of Ethics for Our Principal Executive Officer and Senior Financial Officers for NBC Acquisition Corp., filed as Exhibit 14.1 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2004, is incorporated herein by reference.

21.1	Subsidiaries of NBC Acquisition Corp., filed as Exhibit 21.1 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
All other schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the consolidated financial statements included herein.