Form 10-Q
period 2010-06-30
NBC ACQUISITION CORP
filed 2010-08-12
CIK 1056756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-48225
NBC ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	47-0793347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 South 19th Street
Lincoln, Nebraska	68501-0529
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of August 12, 2010: 554,094 shares
Total Number of Pages: 27
Exhibit Index: Page 27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NBC ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,	June 30,
	2010	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,223,749	$60,972,625	$12,056,577
Receivables, net	42,789,674	57,987,794	38,635,405
Inventories	149,255,999	97,497,689	140,641,391
Recoverable income taxes	10,883,640	2,435,287	11,429,108
Deferred income taxes	6,888,559	6,247,559	6,882,801
Prepaid expenses and other assets	3,265,062	4,070,281	2,879,463

Total current assets	228,306,683	229,211,235	212,524,745

PROPERTY AND EQUIPMENT, net of depreciation & amortization	41,758,207	42,155,424	44,706,430

GOODWILL	217,755,026	215,571,126	215,436,126

CUSTOMER RELATIONSHIPS, net of amortization	78,467,440	79,902,820	84,208,960

TRADENAME	31,320,000	31,320,000	31,320,000

OTHER IDENTIFIABLE INTANGIBLES, net of amortization	5,854,113	5,295,324	7,648,960

DEBT ISSUE COSTS, net of amortization	8,583,153	9,964,874	6,836,563

OTHER ASSETS	3,422,914	2,850,632	2,124,643

	$615,467,536	$616,271,435	$604,806,427

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$39,695,502	$26,387,040	$32,651,569
Accrued employee compensation and benefits	7,716,597	9,401,468	6,418,998
Accrued interest	8,582,512	7,666,997	7,072,410
Accrued incentives	7,817,387	6,313,933	7,650,653
Accrued expenses	9,001,095	9,051,651	3,902,555
Deferred revenue	263,961	1,299,960	325,646
Current maturities of long-term debt	55,878	54,403	52,682,649
Current maturities of capital lease obligations	844,477	846,053	770,201
Revolving credit facility	—	—	5,000,000

Total current liabilities	73,977,409	61,021,505	116,474,681

LONG-TERM DEBT, net of current maturities	451,438,475	451,343,069	392,162,113

CAPITAL LEASE OBLIGATIONS, net of current maturities	2,163,663	2,380,737	3,081,545

OTHER LONG-TERM LIABILITIES	2,081,227	2,278,963	5,416,854

DEFERRED INCOME TAXES	39,599,490	40,401,490	44,014,889

COMMITMENTS (Note 5)

REDEEMABLE PREFERRED STOCK
Series A redeemable preferred stock, $.01 par value, 20,000 shares authorized, 10,000 shares issued and outstanding at June 30, 2010 and 2009 and March 31, 2010, at redemption value	12,237,349	11,805,888	10,612,501

STOCKHOLDERS’ EQUITY:
Common stock, voting, authorized 5,000,000 shares of $.01 par value; issued and outstanding 554,094 shares	5,541	5,541	5,541
Additional paid-in capital	111,243,173	111,203,506	111,153,152
Note receivable from stockholder	(93,955)	(92,755)	(93,915)
Accumulated deficit	(77,184,836)	(64,076,509)	(78,020,934)

Total stockholders’ equity	33,969,923	47,039,783	33,043,844

	$615,467,536	$616,271,435	$604,806,427

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended June 30,
	2010	2009

REVENUES, net of returns	$72,421,966	$68,763,873

COSTS OF SALES (exclusive of depreciation shown below)	42,199,377	40,343,684

Gross profit	30,222,589	28,420,189

OPERATING EXPENSES:
Selling, general and administrative	35,471,676	33,655,114
Depreciation	2,098,333	2,053,644
Amortization	2,195,955	2,837,082

	39,765,964	38,545,840

LOSS FROM OPERATIONS	(9,543,375)	(10,125,651)

OTHER EXPENSES:
Interest expense	12,822,576	11,874,874
Interest income	(47,085)	—

	12,775,491	11,874,874

LOSS BEFORE INCOME TAXES	(22,318,866)	(22,000,525)

INCOME TAX BENEFIT	(9,642,000)	(9,174,000)

NET LOSS	$(12,676,866)	$(12,826,525)

LOSS PER SHARE:
Basic	$(23.66)	$(23.83)

Diluted	$(23.66)	$(23.83)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	554,094	554,094

Diluted	554,094	554,094

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Note
	Common Stock		Additional	Receivable
	Shares		Paid-in	From	Accumulated		Comprehensive
	Issued	Amount	Capital	Stockholder	Deficit	Total	Loss

BALANCE, April 1, 2009	554,094	$5,541	$111,142,082	$(92,715)	$(64,815,242)	$46,239,666

Interest accrued on stockholder note	—	—	—	(1,200)	—	(1,200)	—

Share-based compensation attributable to stock options	—	—	11,070	—	—	11,070	—

Cumulative preferred dividend					(379,167)	(379,167)

Net loss	—	—	—	—	(12,826,525)	(12,826,525)	(12,826,525)

BALANCE, June 30, 2009	554,094	$5,541	$111,153,152	$(93,915)	$(78,020,934)	$33,043,844	$(12,826,525)

BALANCE, April 1, 2010	554,094	$5,541	$111,203,506	$(92,755)	$(64,076,509)	$47,039,783

Interest accrued on stockholder note	—	—	—	(1,200)	—	(1,200)	$—

Share-based compensation attributable to stock options	—	—	39,667	—	—	39,667	—

Cumulative preferred dividend					(431,461)	(431,461)

Net loss	—	—	—	—	(12,676,866)	(12,676,866)	(12,676,866)

BALANCE, June 30, 2010	554,094	$5,541	$111,243,173	$(93,955)	$(77,184,836)	$33,969,923	$(12,676,866)

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,676,866)	$(12,826,525)
Adjustments to reconcile net loss to net cash flows from operating activities:
Share-based compensation	296,976	243,649
Provision for losses on receivables	295,113	77,782
Depreciation	2,098,333	2,053,644
Amortization	3,630,701	3,897,225
Amortization of bond discount	109,941	—
Loss on disposal of assets	25,532	44,390
Deferred income taxes	(1,363,000)	(1,144,000)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	14,902,888	22,587,249
Inventories	(49,554,694)	(47,058,645)
Recoverable income taxes	(8,448,353)	(8,559,525)
Prepaid expenses and other assets	813,635	1,071,411
Other assets	(573,363)	231,398
Accounts payable	12,401,727	6,167,323
Accrued employee compensation and benefits	(1,684,871)	(7,361,211)
Accrued interest	915,515	6,022,606
Accrued incentives	1,503,454	1,539,953
Accrued expenses	(307,865)	(374,550)
Deferred revenue	(1,035,999)	(633,628)
Other long-term liabilities	(181,154)	(101,768)

Net cash flows from operating activities	(38,832,350)	(34,123,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,566,293)	(1,385,151)
Acquisitions, net of cash acquired	(4,717,978)	(651,428)
Proceeds from sale of property and equipment	10,844	4,063
Software development costs	(358,364)	(112,132)

Net cash flows from investing activities	(6,631,791)	(2,144,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing costs	(53,025)	—
Principal payments on long-term debt	(13,060)	(518,417)
Principal payments on capital lease obligations	(218,650)	(195,604)
Borrowings under revolving credit facility	12,300,000	41,000,000
Payments under revolving credit facility	(12,300,000)	(36,000,000)

Net cash flows from financing activities	(284,735)	4,285,979

NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,748,876)	(31,981,891)
CASH AND CASH EQUIVALENTS, Beginning of period	60,972,625	44,038,468

CASH AND CASH EQUIVALENTS, End of period	$15,223,749	$12,056,577

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$10,362,374	$4,792,125
Income taxes	169,353	529,525
Noncash investing and financing activities:
Unpaid consideration associated with bookstore acquisitions	967,354	—
See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.
Basis of Presentation — The condensed consolidated balance sheet of NBC Acquisition Corp. (the “Company”) and its wholly-owned subsidiary, Nebraska Book Company, Inc. (“NBC”), at March 31, 2010 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the periods presented. All of these adjustments are of a normal recurring nature. All intercompany balances and transactions are eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full fiscal year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2010 included in the Company’s Annual Report on Form 10-K. A description of our significant accounting policies is included in our 2010 Annual Report on Form 10-K. References in this Quarterly Report on Form 10-Q to the terms “we,” “our,” “ours,” and “us” refer collectively to the Company and its subsidiaries, including NBC, except where otherwise indicated and except where the context requires otherwise. We do not conduct significant activities apart from our investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC.

In our accompanying June 30, 2009 Condensed Consolidated Statement of Cash Flows we have revised our presentation of proceeds from, and principal payments of, our revolving credit facility to reflect the cash flows in connection with the borrowings and repayments under this revolver. Related amounts had previously been presented on a net basis, rather than in accordance with ASC Topic 230, “Statement of Cash Flows”, on a gross basis. This revision had no impact on the net proceeds from, and principal repayments of, this revolver or on our net cash flows from financing activities.

We have evaluated subsequent events through the filing date of this Form 10-Q.

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

	Quarter Ended June 30,
	2010	2009
Net loss	$(12,676,866)	$(12,826,525)
Less: preferred stock dividends	(431,461)	(379,167)

Net loss available to common shareholders	$(13,108,327)	$(13,205,692)

Weighted-average common shares outstanding — basic	554,094	554,094

Effect of dilutive securities:

Potential shares of common stock, attributable to stock options	—	—

Weighted-average common shares outstanding — diluted	554,094	554,094

Weighted average common shares outstanding — diluted include the incremental shares that would be issued upon the assumed exercise of stock options, if the effect is dilutive. Because we had a net loss for the quarters ended June 30, 2010 and 2009, approximately 4,821 and 3,327 incremental shares attributable to stock options, respectively; that could potentially dilute basic earnings (loss) per share in the future were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.

3.	Inventories — Inventories are summarized as follows:

	June 30,	March 31,	June 30,
	2010	2010	2009
Bookstore Division	$111,047,173	$68,765,952	$97,507,297
Textbook Division	34,504,212	26,132,007	40,455,394
Complementary Services Division	3,704,614	2,599,730	2,678,700

	$149,255,999	$97,497,689	$140,641,391

4.
Goodwill and Other Identifiable Intangibles — During the three months ended June 30, 2010, twelve bookstore locations were acquired in nine separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $5.5 million, of which $2.2 million was assigned to goodwill, $0.3 million was assigned to covenants not to compete with a weighted-average amortization period of 2.5 years, and $0.6 million was assigned to contract-managed relationships with a weighted-average amortization period of six years. The weighted-average amortization period for all covenants not to compete and contract-managed relationships entered into during the quarter ended June 30, 2010 was five years. As of June 30, 2010, $0.9 million of the $5.5 million purchase price remained to be paid and $0.5 million of prior year acquisition costs remained to be paid. During the three months ended June 30, 2010, we paid $0.1 million of previously accrued consideration for bookstore acquisitions and contract-managed relationships occurring in prior periods.

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

The changes in the carrying amount of goodwill, in total, by reportable segment and assigned to corporate administration, are as follows:

	Bookstore	Corporate
	Division	Administration	Total
Balance, April 1, 2009	$53,346,251	$162,089,875	$215,436,126
Additions to goodwill:
Bookstore acquisitions	—	—	—

Balance, June 30, 2009	$53,346,251	$162,089,875	$215,436,126

Balance, April 1, 2010	$53,481,251	$162,089,875	$215,571,126
Additions to goodwill:
Bookstore acquisitions	2,183,900	—	2,183,900

Balance, June 30, 2010	$55,665,151	$162,089,875	$217,755,026

The following table presents the gross carrying amount and accumulated impairment charge of goodwill:

	Gross carrying	Accumulated	Net carrying
	amount	impairment	amount
Balance, April 1, 2009	$322,408,126	$(106,972,000)	$215,436,126

Additions	—	—	—

Balance, June 30, 2009	$322,408,126	$(106,972,000)	$215,436,126

Balance, April 1, 2010	$322,543,126	$(106,972,000)	$215,571,126

Additions	2,183,900	—	2,183,900

Balance, June 30, 2010	$324,727,026	$(106,972,000)	$217,755,026

We test for impairment annually or more frequently if impairment indicators exist. We completed our annual test for impairment by reporting unit during the fourth quarter for the year ended March 31, 2010 and no impairment was indicated. Due to the economic downturn and changes in comparable company market multiples, we determined in the first step of the goodwill impairment test conducted at March 31, 2009 that the carrying value of the Textbook and Bookstore Divisions exceeded their fair values, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As a result, we recorded an impairment charge of $107.0 million in fiscal year 2009. The impairment charge reduced our goodwill carrying value to $215.4 million as of March 31, 2009.

Fair value was determined using a market approach based primarily on a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and was deemed to be the most indicative of the Company’s fair value and is consistent in principle with the methodology used for goodwill evaluation in prior years. The EBITDA multiple approach requires that we estimate a certain valuation multiple of EBITDA derived from comparable companies and apply that multiple to our last twelve-month pro forma EBITDA. This total company fair value is allocated to the reporting units based upon their percentage of EBITDA. The fair value was also calculated using the income approach (discounted cash flow approach) and we concluded that it was supportive of the fair value based upon the EBITDA multiple approach. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions about future economic conditions and comparable company market multiples, among others. If we fail the first step of the goodwill impairment test, we are required, in the second step, to estimate the fair value of reporting unit assets and liabilities, including intangible assets, to derive the fair value of the reporting unit’s goodwill.

The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

	June 30, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(36,362,560)	$78,467,440
Developed technology	14,068,155	(12,245,260)	1,822,895
Covenants not to compete	3,727,000	(2,528,740)	1,198,260
Contract-managed relationships	5,205,740	(2,460,860)	2,744,880
Other	1,585,407	(1,497,329)	88,078

	$139,416,302	$(55,094,749)	$84,321,553

	March 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(34,927,180)	$79,902,820
Developed technology	13,709,789	(12,137,672)	1,572,117
Covenants not to compete	3,416,000	(2,268,172)	1,147,828
Contract-managed relationships	4,555,740	(2,200,557)	2,355,183
Other	1,585,407	(1,365,211)	220,196

	$138,096,936	$(52,898,792)	$85,198,144

	June 30, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(30,621,040)	$84,208,960
Developed technology	13,198,149	(10,618,345)	2,579,804
Covenants not to compete	6,548,699	(4,428,842)	2,119,857
Contract-managed relationships	3,930,740	(1,597,987)	2,332,753
Other	1,585,407	(968,861)	616,546

	$140,092,995	$(48,235,075)	$91,857,920

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

Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

Amortization
Expense

Quarter ended June 30, 2010	$2,195,955
Quarter ended June 30, 2009	2,837,082

Estimated amortization expense for the fiscal years ending March 31:
2011	$8,363,483
2012	7,202,362
2013	6,727,131
2014	6,280,505
2015	6,099,527

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

5.
Long-Term Debt – Indebtedness at June 30, 2010 includes an amended and restated bank-administered credit agreement (the “ABL Credit Agreement”), which provides for a $75.0 million asset-based revolving credit facility (the “ABL Facility”), of which $0.9 million was outstanding under a letter of credit at June 30, 2010; $200.0 million of 10.0% senior secured notes (the “Senior Secured Notes”) issued by NBC at a discount of $1.0 million with unamortized bond discount of $0.7 million at June 30, 2010 (effective rate of 10.14%); $175.0 million of 8.625% senior subordinated notes (the “Senior Subordinated Notes”) issued by NBC; $77.0 million of 11.0% senior discount notes (the “Senior Discount Notes”) issued at a discount of $27.0 million; $0.2 million of other indebtedness; and $3.0 million of capital leases. The ABL Facility is scheduled to expire on the earlier of October 2, 2012 or the date that is 91 days prior to the earliest maturity of the Senior Secured Notes (due December 1, 2011), the Senior Subordinated Notes (due March 15, 2012), the Senior Discount Notes (due March 15, 2013), or any refinancing thereof.

Borrowings under the ABL Facility are subject to the Eurodollar interest rate, not to be less than 1.5%, plus an applicable margin ranging from 4.25% to 4.75% or a base interest rate. The base interest rate is the greater of a) the prime rate, b) the federal funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 2.5%, plus an applicable margin ranging from 3.25% to 3.75%. In addition, the applicable margin will increase 1.5% during the time periods from April 15 to June 29 and from December 1 to January 29 of each year. The interest rate as of June 30, 2010 was 6.75%. There also is a commitment fee for the ABL Facility ranging from 0.75% to 1.0%. The ABL Facility is secured by a first priority interest in substantially all of our and our subsidiaries’ property and assets, which also secure the Senior Secured Notes on a second priority basis.

The Senior Secured Notes pay cash interest semi-annually and mature on December 1, 2011. The Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012. The Senior Discount Notes, which became fully-accreted on March 15, 2008 and began to pay cash interest semi-annually on September 15, 2008, mature on March 15, 2013.

The ABL Credit Agreement requires us to maintain certain financial ratios and contains a number of other covenants that among other things, restricts our ability and the ability of certain of our subsidiaries to incur additional indebtedness, dispose of assets, make capital expenditures, investments, acquisitions, loans or advances and pay dividends, except that, among other things, NBC may pay dividends to us (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes we may owe. In addition, under the ABL Facility, if availability, as defined in the ABL Credit Agreement, is less than the greater of 20% of the total revolving credit commitments and $15.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.10x measured for the last twelve-month period on a pro forma basis in order to maintain access to the funds under that facility. The calculated borrowing base as of June 30, 2010 was $69.4 million, of which $0.9 million was outstanding under a letter of credit and $68.5 million was unused. At June 30, 2010, our pro forma fixed charge coverage ratio was 1.5x.

The indenture governing the Senior Discount Notes restricts our ability and the ability of certain of our subsidiaries to pay dividends or make certain other payments, subject to certain exceptions, unless certain conditions are met, including (i) no default under the indenture has occurred, (ii) we and certain of our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the amount of the dividend or payment may not exceed 50% of aggregate income from January 1, 2004 to the end of the most recent fiscal quarter plus cash proceeds received from the issuance of stock less the aggregate of payments made under this restriction. If we do not meet the preceding conditions, we may still pay dividends or make certain other payments up to $15.0 million in the aggregate. At June 30, 2010, our pro forma consolidated coverage ratio was 1.5 to 1.0 and the amount distributable under the Senior Discount Notes was $15.0 million.

The indentures governing the Senior Subordinated Notes and the Senior Secured Notes contain similar restrictions on the ability of NBC and certain of its subsidiaries to pay dividends or make certain other payments. In addition, under the indentures to the Senior Subordinated Notes and the Senior Secured Notes, if there is no availability under the restricted payment calculation mentioned above, but NBC maintains the 2.0 to 1.0 consolidated coverage ratio on a pro forma basis, NBC may make dividends to us to meet the interest payments on the Senior Discount Notes. If NBC does not maintain the 2.0 to 1.0 ratio on a pro forma basis, it may still make payments, including dividends to us, up to $15.0 million in the aggregate. At June 30, 2010, NBC’s pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes was 1.9 to 1.0 and the ratio calculated under the indenture to the Senior Secured Notes was 2.1 to 1.0. The pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes differs from the ratio calculated under the indenture to the Senior Secured Notes because the indenture to the Senior Subordinated Notes excludes debt issue cost amortization only for debt instruments outstanding at the March 4, 2004 Transaction date from the calculation whereas the indenture to the Senior Secured Notes excludes the higher debt issue cost amortization for the Senior Secured Notes and the ABL Facility, which were issued in October of 2009, from the same calculation. At June 30, 2010, the amount distributable by NBC under the most restrictive indenture was $10.8 million after applying the $4.2 million dividend NBC paid to us for the March 15, 2010 interest on the Senior Discount Notes. Such restrictions are not expected to affect our ability to meet our cash obligations for the next twelve months.

At June 30, 2010, we were in compliance with all of our debt covenants.
6.
Redeemable Preferred Stock — At June 30, 2010, we had 10,000 shares of Series A Redeemable Preferred Stock (“Preferred Stock”). Each share of the Preferred Stock has a par value of $1,000 and accrues dividends annually at 15.0% of the liquidation preference, which is equal to $1,000 per share, as adjusted. The Preferred Stock may be redeemed at the option of the holders of a majority of the Preferred Stock, on the occurrence of a change of control, as defined in our First Amended and Restated Certificate of Incorporation, at a redemption price per share equal to the liquidation preference plus accrued and unpaid dividends; provided that any redemption is subject to the restrictions limiting or prohibiting any redemptions contained in the ABL Credit Agreement. If we are unable to redeem all shares outstanding, the holders of the remaining outstanding shares will have the right to accrue dividends at the rate of 17.5% per annum.

Due to the nature of the redemption feature, we have classified the Preferred Stock as temporary equity and have measured the Preferred Stock at redemption value. As of June 30, 2010, there have been no changes in circumstance that would require the redemption of the Preferred Stock or permit the payment of cumulative preferred dividends. As of June 30, 2010, unpaid accumulated dividends were $2.2 million and are included in the redemption value of the Preferred Stock.

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

Our long-term debt is not measured at estimated fair value on a recurring basis in the statement of financial position so it does not fall under the three-level hierarchal disclosure requirements. The estimated fair value of the Senior Subordinated Notes (fixed rate), the Senior Discount Notes (fixed rate) and the Senior Secured Notes (fixed rate) is determined utilizing the “market approach” based upon quoted prices for these instruments in markets that are not active. Other fixed rate debt (including capital lease obligations) estimated fair values are determined utilizing the “income approach”, calculating a present value of future payments based upon prevailing interest rates for similar obligations.

Estimated fair value for our fixed rate long-term debt at June 30, 2010 and March 31, 2010 is summarized in the following table:

	June 30,	March 31,
	2010	2010

Carrying Values:
Fixed rate debt	$454,502,493	$454,624,262

Fair Values:
Fixed rate debt	$434,445,000	$438,537,000
8.
Segment Information — Our operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized our operating segments based upon differences in products and services provided. We have three operating segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore and Textbook Divisions qualify as reportable operating segments, while separate disclosure of the Complementary Services Division is provided as management believes that information about this operating segment is useful to the readers of our condensed consolidated financial statements. The Bookstore Division segment encompasses the operating activities of our college bookstores located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software systems, e-commerce technology, consulting services and a centralized buying service.

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

EBITDA is an important measure of segment profit or loss utilized by the Chief Executive Officer and President (chief operating decision makers) in making decisions about resources to be allocated to operating segments and assessing operating segment performance.

The following table provides selected information about profit or loss on a segment basis:

			Complementary
	Bookstore	Textbook	Services
	Division	Division	Division	Total
Quarter ended June 30, 2010:
External customer revenues	$47,929,096	$17,756,174	$6,736,696	$72,421,966
Intersegment revenues	35,752	7,686,401	2,123,396	9,845,549
Depreciation and amortization expense	2,180,316	1,520,798	237,182	3,938,296
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	(5,851,283)	4,779,670	873,518	(198,095)

Quarter ended June 30, 2009:
External customer revenues	$45,111,489	$17,164,864	$6,487,520	$68,763,873
Intersegment revenues	342,512	8,319,126	1,486,019	10,147,657
Depreciation and amortization expense	2,349,038	1,520,583	676,430	4,546,051
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	(5,500,144)	5,159,360	394,725	53,941
The following table reconciles segment information presented above with consolidated information as presented in our condensed consolidated financial statements:

	Quarter Ended June 30,
	2010	2009
Revenues:
Total for reportable segments	$82,267,515	$78,911,530
Elimination of intersegment revenues	(9,845,549)	(10,147,657)

Consolidated total	$72,421,966	$68,763,873

Depreciation and Amortization Expense:
Total for reportable segments	$3,938,296	$4,546,051
Corporate Administration	355,992	344,675

Consolidated total	$4,294,288	$4,890,726

Income (Loss) Before Income Taxes:
Total EBITDA for reportable segments	$(198,095)	$53,941
Corporate Administration EBITDA loss (including interdivision profit elimination)	(5,050,992)	(5,288,866)

	(5,249,087)	(5,234,925)
Depreciation and amortization	(4,294,288)	(4,890,726)

Consolidated loss from operations	(9,543,375)	(10,125,651)
Interest and other expenses, net	(12,775,491)	(11,874,874)

Consolidated loss before income taxes	$(22,318,866)	$(22,000,525)

Our revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

9.
Accounting Pronouncements Not Yet Adopted – In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) — Multiple Deliverable Arrangements” (“Update 2009-13”). Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The update addresses how to separate deliverables and how to measure and allocate arrangement considerations to one or more units of account. Update 2009-13 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management has determined that the update will not have a material impact on the consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, “Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements” (“Update 2009-14”). Update 2009-14 clarifies what guidance should be used in allocating and measuring revenue from vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The amendments in this update do not affect software revenue arrangements that do not include tangible products nor do they affect software revenue arrangements that include services if the software is essential to the functionality of those services. Update 2009-14 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management has determined that the update will not have a material impact on the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Acquisitions. Our Bookstore Division continues to grow its number of bookstores through acquisitions and start-up locations. We acquired twelve bookstore locations in nine separate transactions during the quarter ended June 30, 2010. We believe there are attractive opportunities for us to continue to expand our chain of bookstores across the country.
Revenue Results. Consolidated revenues for the quarter ended June 30, 2010 increased $3.7 million, or 5.3%, from the quarter ended June 30, 2009. The increase was primarily due to an increase in revenues in the Bookstore Division and Complementary Services Division. Revenues increased in the Bookstore Division primarily due to acquisition activity and start-up growth since April 1, 2009. Revenues increased in the Complementary Services Division primarily as a result of increased revenues in our systems business. Textbook Division revenues were comparable to the quarter ended June 30, 2009.
EBITDA Results. Consolidated EBITDA loss for the quarter ended June 30, 2010 was comparable to the quarter ended June 30, 2009. An increase in the Complementary Services Division EBITDA due to higher revenues and a decrease in Corporate Administration’s EBITDA loss were mostly offset by an increase in the Bookstore Division EBITDA loss and a decrease in the Textbook Division EBITDA primarily as a result of higher selling, general and administrative expenses. EBITDA is considered a non-GAAP measure by the SEC, and therefore you should refer to the more detailed explanation of this measure that is provided later in this Item.
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. As we are highly-leveraged and as our equity is not publicly-traded, management believes that the non-GAAP measure, EBITDA, is useful in evaluating our results and provides additional information for determining our ability to meet debt service requirements. That belief is driven by the consistent use of the measure in the computations used to establish the value of our equity over the past 15 years and the fact that our debt covenants also use the measure, as further described later in this Item, to measure and monitor our financial results. Due to the importance of EBITDA to our equity and debt holders, our chief operating decision makers and other members of management use EBITDA to measure our overall performance, to assist in resource allocation decision-making, to develop our budget goals, to determine incentive compensation goals and payments, and to manage other expenditures among other uses.

With respect to covenant compliance calculations, EBITDA, as defined in the ABL Credit Agreement (hereinafter, referred to as “Credit Facility EBITDA”), includes additional adjustments to EBITDA. Credit Facility EBITDA is defined in the ABL Credit Agreement as: (1) consolidated net income, as defined therein; plus (2) the following items, to the extent deducted from consolidated net income: (a) income tax expense; (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness; (c) depreciation and amortization expense; (d) amortization of intangibles and organization costs; (e) any non-cash extraordinary, unusual or non-recurring expenses or losses; (f) any other non-cash charges; and (g) charges incurred on or prior to September 30, 2010 in connection with the restricted stock plan not to exceed $5.0 million in the aggregate; minus (3) the following items, to the extent included in the statement of net income for such period; (i) interest income; (ii) any extraordinary, unusual or non-recurring income or gains; and (iii) any other non-cash income. Credit Facility EBITDA is utilized when calculating the pro forma fixed charge coverage ratio under the ABL Credit Agreement. The pro forma consolidated coverage ratio under the indentures to the Senior Discount Notes, the Senior Subordinated Notes and the Senior Secured Notes uses EBITDA and the indentures define EBITDA similar to Credit Facility EBITDA except that charges incurred in connection with the restricted stock plan are not added back to consolidated net income. See Note 5 to the condensed consolidated financial statements for disclosure of certain of our financial covenants.
There are material limitations associated with the use of EBITDA. EBITDA does not represent and should not be considered an alternative to net cash flows from operating activities or net income as determined by GAAP. Furthermore, EBITDA does not necessarily indicate whether cash flows will be sufficient for cash requirements because the measure does not include reductions for cash payments for our obligation to service our debt, fund our working capital, make capital expenditures and make acquisitions or pay our income taxes and dividends; nor is it a measure of our profitability because it does not include costs and expenses such as interest, taxes, depreciation and amortization, which are significant components in understanding and assessing our financial performance. Even with these limitations, we believe EBITDA, when viewed with both our GAAP results and the reconciliations to operating cash flows and net income, provides a more complete understanding of our business than otherwise could be obtained absent this disclosure. EBITDA measures presented may not be comparable to similarly titled measures presented by other companies.
Challenges and Expectations
We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past and, in addition, new and different challenges and opportunities given the general instability in the credit markets and in the economy. NBC’s three tranches of debt (the Senior Secured Notes, the ABL Facility and the Senior Subordinated Notes) each may mature within a period of six months of each other. Due to our highly leveraged capital structure, continued uncertainty in the credit markets and our future results of operations may negatively impact our ability to extend or refinance our existing debt on reasonable terms, or at all. We have experienced, and we believe we will continue to experience, increasing competition for the supply of used textbooks from other companies, including other textbook wholesalers and from student-to-student transactions, increasing competition from alternative media and alternative sources of textbooks for students, including renting of textbooks, competition for contract-management opportunities and other challenges. We also believe that we will continue to face challenges and opportunities related to acquisitions. Finally, we are uncertain what impact the current economy might have on our business. Despite these challenges, we expect that we will continue to grow EBITDA on a consolidated basis in fiscal year 2011. We also expect that our capital expenditures will remain modest for a company of our size.

Quarter Ended June 30, 2010 Compared With Quarter Ended June 30, 2009.
Revenues. Revenues for the quarters ended June 30, 2010 and 2009 and the corresponding change in revenues were as follows:

			Change
	2010	2009	Amount	Percentage
Bookstore Division	$47,964,848	$45,454,001	$2,510,847	5.5%
Textbook Division	25,442,575	25,483,990	(41,415)	(0.2)%
Complementary Services Division	8,860,092	7,973,539	886,553	11.1%
Intercompany Eliminations	(9,845,549)	(10,147,657)	302,108	(3.0)%

	$72,421,966	$68,763,873	$3,658,093	5.3%

The increase in Bookstore Division revenues was attributable to additional revenues from new bookstores and an increase in same-store sales, which was partially offset by a decrease in revenues as a result of certain store closings. We have added 30 bookstore locations through acquisitions or start-ups since April 1, 2009. The new bookstores provided an additional $2.6 million of revenue for the quarter ended June 30, 2010. Same-store sales for the quarter ended June 30, 2010 increased $0.9 million, or 1.9%, from the quarter ended June 30, 2009, primarily due to increased new and used textbook revenues. The same-store sales increase in new and used textbooks is partly attributable to the rental program which we began implementing in our bookstores in the fourth quarter of fiscal 2010. If the textbooks rented would have been sold instead, we estimate that same-store sales would have been approximately $0.8 million higher, increasing the same-store sales increase to 3.8% for the quarter ended June 30, 2010. We define same-store sales for the quarter ended June 30, 2010 as sales from any store, even if expanded or relocated, that we have operated since the start of fiscal year 2010. Revenues declined $1.0 million for the quarter ended June 30, 2010 as a result of certain store closings since April 1, 2009.
For the quarter ended June 30, 2010, Textbook Division revenues were comparable to the quarter ended June 30, 2009 as the 2.6% decrease in average price per book sold was mostly offset by a 1.0% increase in units sold and an increase in revenues from textbook rentals to third-parties. Complementary Services Division revenues increased $0.9 million, or 11.1%, from the quarter ended June 30, 2009, primarily due to an increase in revenues from our systems business. Intercompany eliminations decreased $0.3 million, or 3.0%.
Gross profit. Gross profit for the quarter ended June 30, 2010 increased $1.8 million, or 6.3%, to $30.2 million from $28.4 million for the quarter ended June 30, 2009. The increase in gross profit was primarily attributable to an increase in revenues in the Bookstore and Complementary Services Divisions. The consolidated gross margin percentage increased to 41.7% for the quarter ended June 30, 2010 from 41.3% for the quarter ended June 30, 2009. The increase in our consolidated gross margin percentage is primarily attributable to the decrease in interdivision profit elimination, which can fluctuate during interim periods but is typically relatively unchanged by fiscal year end.
Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended June 30, 2010 increased $1.8 million, or 5.4%, to $35.5 million from $33.7 million for the quarter ended June 30, 2009. Selling, general and administrative expenses as a percentage of revenues were 49.0% and 48.9% for the quarters ended June 30, 2010 and 2009, respectively. The increase in selling, general and administrative expenses was primarily attributable to a $0.9 million increase in commission and shipping expense primarily due to increased sales on the internet involving third-party websites, a $0.6 million increase in rent expense primarily due to an increase in the number of bookstores and a $0.5 million increase in travel and entertainment expense. These increases were partially offset by a $0.7 million decrease in personnel costs.

Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA). EBITDA for the quarters ended June 30, 2010 and 2009 and the corresponding change in EBITDA were as follows:

			Change
	2010	2009	Amount	Percentage
Bookstore Division	$(5,851,283)	$(5,500,144)	$(351,139)	(6.4)%
Textbook Division	4,779,670	5,159,360	(379,690)	(7.4)%
Complementary Services Division	873,518	394,725	478,793	121.3%
Corporate Administration	(5,050,992)	(5,288,866)	237,874	4.5%

	$(5,249,087)	$(5,234,925)	$(14,162)	(0.3)%

Bookstore Division EBITDA loss increased $0.4 million, or 6.4%, from the quarter ended June 30, 2009 primarily due to higher selling, general and administrative expenses, which were partially offset by an increase in revenues. The $0.4 million, or 7.4%, decrease in Textbook Division EBITDA from the quarter ended June 30, 2009, was primarily due to an increase in selling, general and administrative expenses. Complementary Services Division EBITDA increased $0.5 million from the quarter ended June 30, 2009, primarily due to improved results in the systems business. Corporate Administration’s EBITDA loss decreased $0.2 million from the quarter ended June 30, 2009, primarily due to a decrease in the interdivision profit elimination, which can fluctuate during interim periods but is typically relatively unchanged by fiscal year end.
For an explanation of why EBITDA is a useful measure in evaluating our operating results and provides additional information for determining our ability to meet debt service requirements, see “EBITDA Results” earlier in this Item. The following presentation reconciles net income (loss), which we believe to be the closest GAAP performance measure, to EBITDA and reconciles EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, and also sets forth net cash flows from investing and financing activities as presented in the Condensed Consolidated Statements of Cash Flows included in Item 1, Financial Statements:

	Quarter Ended June 30,
	2010	2009
Net loss	$(12,676,866)	$(12,826,525)

Interest expense, net	12,775,491	11,874,874
Income tax benefit	(9,642,000)	(9,174,000)
Depreciation and amortization	4,294,288	4,890,726

EBITDA	$(5,249,087)	$(5,234,925)

Share-based compensation	296,976	243,649
Interest income	47,085	—
Provision for losses on receivables	295,113	77,782
Cash paid for interest	(10,362,374)	(4,792,125)
Cash paid for income taxes	(169,353)	(529,525)
Loss on disposal of assets	25,532	44,390
Changes in operating assets and liabilities, net of effect of acquisitions (1)	(23,716,242)	(23,932,468)

Net Cash Flows from Operating Activities	$(38,832,350)	$(34,123,222)

Net Cash Flows from Investing Activities	$(6,631,791)	$(2,144,648)

Net Cash Flows from Financing Activities	$(284,735)	$4,285,979

(1)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Depreciation expense. Depreciation expense for the quarter ended June 30, 2010 was comparable to the quarter ended June 30, 2009.
Amortization expense. Amortization expense for the quarter ended June 30, 2010 decreased $0.6 million to $2.2 million from $2.8 million for the quarter ended June 30, 2009, primarily due to a decrease in amortization of non-compete agreements associated with bookstore acquisitions and software development costs.
Interest expense, net. Interest expense, net for the quarter ended June 30, 2010 increased $0.9 million to $12.8 million from $11.9 million for the quarter ended June 30, 2009, primarily due to $0.6 million increased interest on the Senior Secured Notes which replaced the Term Loan and a $0.4 million increase in amortization of additional prepaid loan costs related to the issuance of the Senior Secured Notes and entering into the ABL Credit Agreement.
Income taxes. Income tax benefit for the quarter ended June 30, 2010 increased $0.4 million to $9.6 million from $9.2 million for the quarter ended June 30, 2009. Our effective tax rate for the quarters ended June 30, 2010 and 2009 was 43.2% and 41.7%, respectively. Our effective tax rate differs from the statutory tax rate primarily as a result of state income taxes.
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
Revenue Recognition. We recognize revenue from Textbook Division sales at the time of shipment. We have established a program which, under certain conditions, enables our customers to return textbooks. We record reductions to revenue and costs of sales for the estimated impact of textbooks with return privileges which have yet to be returned to the Textbook Division. External customer returns over the past three fiscal years have ranged from approximately 22.9% to 24.8% of sales. Additional reductions to revenue and costs of sales may be required if the actual rate of returns exceeds the estimated rate of returns. Consistent with prior years, the estimated rate of returns is determined utilizing actual historical return experience. The accrual rate for customer returns at March 31, 2010 and June 30, 2010 was approximately 24.5% of sales.
Bad Debts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Consistent with prior years, in determining the adequacy of the allowance, we analyze the aging of the receivable, the customer’s financial position, historical collection experience, and other economic and industry factors. Net charge-offs over the past three fiscal years have been between $0.5 million and $1.4 million, or 0.1% to 0.3% of revenues. We have maintained an allowance for doubtful accounts between $1.0 million and $1.2 million, or 0.2% to 0.3% of revenues, over the past three fiscal years. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Inventory Valuation and Obsolescence. Inventories, including rental inventory, are stated at the lower of cost or market. The cost of used textbook inventories is determined using the weighted-average method. Our Bookstore Division uses the retail inventory method to determine cost for new textbook and non-textbook inventories. The cost of other inventories is determined on a first-in, first-out cost method. Consistent with prior years, we account for inventory obsolescence based upon assumptions about future demand and market conditions. At March 31, 2010 and June 30, 2010, used textbook inventory was subject to an obsolescence reserve of $2.3 million. For the two prior fiscal years, the obsolescence reserve was between $2.3 million and $2.4 million. If actual future demand or market conditions are less favorable than those projected by us, inventory write-downs may be required. In determining inventory adjustments, we consider amounts of inventory on hand, projected demand, new editions, and industry factors.

Goodwill and Intangible Assets. Our acquisitions of college bookstores result in the application of the acquisition method of accounting as of the acquisition date. In certain circumstances, our management performs valuations where appropriate to determine the fair value of assets acquired and liabilities assumed. The goodwill in such transactions is determined by calculating the difference between the consideration transferred and the fair value of net assets acquired. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including the Intangibles - Goodwill and Other and the Property, Plant and Equipment Topics of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually at March 31 and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We are required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. We evaluate goodwill at the reporting unit level and have identified our reportable segments, the Textbook Division, Bookstore Division and Complementary Services Division, as our reporting units. Our reporting units are determined based on the way management organizes the segments for making operating decisions and assessing performance. Management has organized our reporting segments based upon differences in products and services provided.
In the first step of our goodwill impairment test, fair value is determined using a market approach based primarily on an EBITDA multiple, and is deemed to be the most indicative of the Company’s fair value. The EBITDA multiple approach requires that we estimate a certain valuation multiple of EBITDA derived from comparable companies and apply that multiple to our last twelve-month pro forma EBITDA. We reviewed comparable company information to determine the EBITDA multiple and concluded that 6.76x was an appropriate EBITDA multiple at March 31, 2010 and 7.0x was appropriate at March 31, 2009. This total company fair value is allocated to the reporting units based upon their percentage of EBITDA. The fair value was also calculated using the income approach (discounted cash flow approach) and we concluded that it was supportive of the fair value based upon the EBITDA multiple approach. If we fail the first step of the goodwill impairment test, we are required, in the second step, to estimate the fair value of reporting unit assets and liabilities, including intangible assets, to derive the fair value of the reporting unit’s goodwill.
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
We monitor relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of our goodwill and identifiable intangibles. It is possible that changes in such circumstances, or in the numerous variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill and identifiable intangibles, including a further deterioration in the economy or debt markets or a significant delay in the expected recovery, could in the future require us to further write down a portion of our goodwill or write down a portion of our identifiable intangibles and record related non-cash impairment charges. If we were to have used a multiple of 6.44x or below at March 31, 2010, we would have performed the second step of the goodwill impairment test to determine the goodwill impairment, if any.

Accrued Incentives. Our Textbook Division offers certain incentive programs to its customers that allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. The rebates can be redeemed in a number of ways, including to pay for freight charges on textbooks sold to the customer or to pay for certain products or services we offer through our Complementary Services Division. The customer can also use the rebates to pay for the cost of textbooks sold by the Textbook Division to the customer; however, a portion of the rebates earned by the customer are forfeited if the customer chooses to use rebates in this manner. If the customer fails to comply with the terms of the program, rebates earned during the year are forfeited. Significant judgment is required in estimating the expected level of forfeitures on rebates earned. Although we believe that our estimates of anticipated forfeitures, which have consistently been based upon historical experience, are reasonable, actual results could differ from these estimates resulting in an ultimate redemption of rebates which differs from that which is reflected in accrued incentives in the condensed consolidated financial statements. For the past three fiscal years, actual forfeitures have ranged between 9.4% and 16.6% of rebates earned within those years. After adjusting for estimated forfeitures, rebates earned are accrued at a rate of approximately 13.5% of the dollar value of eligible textbooks purchased by the Textbook Division. Accrued incentives at March 31, 2010 and June 30, 2010 were $6.3 million and $7.8 million, respectively, including estimated forfeitures, however, if we accrued for rebates earned and unused as of March 31, 2010 and June 30, 2010, assuming no forfeitures, our accrued incentives would have been $7.0 million and $8.7 million, respectively.
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
LIQUIDITY AND CAPITAL RESOURCES
Financing Activities
Our primary liquidity requirements are for debt service under the ABL Credit Agreement, the Senior Secured Notes, the Senior Subordinated Notes, the Senior Discount Notes, and other outstanding indebtedness, for working capital, for income tax payments, for capital expenditures and for certain acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our revolving credit facility. At June 30, 2010, our total indebtedness was $454.5 million, consisting of a $75.0 million ABL Facility, of which $0.9 million was outstanding under a letter of credit at June 30, 2010, $200.0 million of Senior Secured Notes issued at a discount of $1.0 million with unamortized bond discount of $0.7 million, $175.0 million of Senior Subordinated Notes, $77.0 million of Senior Discount Notes, and $3.2 million of other indebtedness, including capital lease obligations.
Principal and interest payments under the ABL Facility, the Senior Secured Notes, the Senior Subordinated Notes, and the Senior Discount Notes represent significant liquidity requirements for us.
The ABL Facility is scheduled to mature on the earlier of October 2, 2012 or the date that is 91 days prior to the earliest maturity of the Senior Secured Notes (due December 1, 2011), the Senior Subordinated Notes (due March 15, 2012), the Senior Discount Notes (due March 15, 2013), or any refinancing thereof. Borrowings under the ABL Facility are subject to the Eurodollar interest rate, not to be less than 1.5%, plus an applicable margin ranging from 4.25% to 4.75% or a base interest rate. The base interest rate is the greater of a) the prime rate, b) the federal funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 2.5%, plus an applicable margin ranging from 3.25% to 3.75%. In addition, the applicable margin will increase 1.5% during the time periods from April 15 to June 29 and from December 1 to January 29 of each year. There also is a commitment fee ranging from 0.75% to 1.0%. The ABL Facility is secured by a first priority interest in substantially all of our and our subsidiaries’ property and assets, which also secure the Senior Secured Notes on a second priority basis.
The Senior Secured Notes require semi-annual interest payments at a fixed rate of 10.0% and mature December 1, 2011. The Senior Subordinated Notes require semi-annual interest payments at a fixed rate of 8.625% and mature on March 15, 2012. The Senior Discount Notes require semi-annual cash interest payments which began on September 15, 2008 at a fixed rate of 11.0% and mature on March 15, 2013.
On February 3, 2009, we entered into a Stock Subscription Agreement with NBC Holdings Corp. (“Holdings”), pursuant to which Holdings purchased 10,000 shares of a newly created series of our preferred stock, par value $0.01 per share, for $1,000 per share, for an aggregate purchase price of $10.0 million. Subject to applicable restrictions under our ABL Facility and other indebtedness, the holders of the preferred stock are entitled to receive mandatory cumulative dividends from the date of issuance at a rate of 15% of the liquidation preference, which is equal to $1,000 per share, as adjusted. The Series A Preferred Stock has a redemption feature that allows for redemption at the option of the holders of a majority of the shares, on occurrence of a change of control, as defined in our First Amended and Restated Certificate of Incorporation, at a redemption price per share equal to the liquidation preference plus accrued and unpaid dividends thereon; provided that in any event, redemption shall be subject to the restrictions of the ABL Facility and other indebtedness.

Investing Cash Flows
Our capital expenditures were $1.6 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and warehouse improvements. The ABL Credit Agreement does not have a limitation on capital expenditures other than as part of the pro forma fixed charge coverage ratio. We expect capital expenditures to be between $6.0 million and $7.0 million for fiscal year 2011.
Business acquisition and contract-management renewal expenditures were $4.7 million and $0.7 million for the three months ended June 30, 2010 and 2009, respectively. During the three months ended June 30, 2010, twelve bookstore locations were acquired in nine separate transactions (eight of which were contract-managed locations). During the three months ended June 30, 2009, seven bookstore locations were acquired in five separate transactions (all of which were contract-managed locations). Our ability to make acquisition expenditures is subject to certain restrictions under the ABL Credit Agreement.
During the three months ended June 30, 2010 and 2009, we capitalized $0.4 million and $0.1 million, respectively, in software development costs associated with new software products and enhancements to existing software products.
Operating Cash Flows
Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the ABL Facility. Usage of the ABL Facility to meet our liquidity needs will fluctuate throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used by operating activities for the three months ended June 30, 2010 were $38.8 million, up $4.7 million from $34.1 million for the three months ended June 30, 2009. The increase in cash used by operating activities is primarily due to an increase in cash paid for interest and the timing of interest payments, with cash flows from other operating activities approximately offsetting each other.
As of June 30, 2010, we had $15.2 million in cash available to help fund working capital requirements. At certain times of the year, we also invest in cash equivalents. Any investments in cash equivalents are subject to restrictions under the ABL Credit Agreement. The ABL Credit Agreement allows investments in (1) certain short-term securities issued by, or unconditionally guaranteed by, the federal government, (2) certain short-term deposits in banks that have combined capital and surplus of not less than $500 million, (3) certain short-term commercial paper of issuers rated at least A-1 by Standard & Poor’s or P-1 by Moody’s, (4) certain money market funds which invest exclusively in assets otherwise allowable by the ABL Credit Agreement and (5) certain other similar short-term investments. Although we invest in compliance with our credit agreement and generally seek to minimize the risk associated with investments by investing in investment grade, highly liquid securities, we cannot give assurances that the cash equivalents that are in or will be selected to be in our investment portfolio will not lose value or become impaired in the future.
Covenant Restrictions
We have a substantial level of indebtedness. Our debt agreements impose significant financial restrictions, which could prevent us from incurring additional indebtedness and taking certain other actions and could result in all amounts outstanding being declared due and payable if we are not in compliance with such restrictions. Access to borrowings under the ABL Facility is subject to the calculation of a borrowing base, which is a function of eligible accounts receivable and inventory, up to the maximum borrowing limit (less outstanding letters of credit). The ABL Credit Agreement restricts our ability and the ability of certain of our subsidiaries to make investments, acquisitions, loans or advances and pay dividends, except that, among other things, NBC may pay dividends to us (i) in an amount not to exceed the amount of interest required to be paid on the Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes we owe. In addition, under the ABL Facility, if availability, as defined in the ABL Credit Agreement, is less than the greater of 20% of the total revolving credit commitments and $15.0 million, we will be required to maintain a fixed charge coverage ratio of at least 1.10x measured for the last twelve-month period on a pro forma basis in order to maintain access to the funds under the ABL Facility. At June 30, 2010, we had up to $75.0 million of total revolving credit commitments under the ABL Facility (less outstanding letters of credit and subject to a borrowing base). The calculated borrowing base as of June 30, 2010 was $69.4 million, of which $0.9 million was outstanding under a letter of credit and $68.5 million was unused. At June 30, 2010, our pro forma fixed charge coverage ratio was 1.5x.

The indenture governing the Senior Discount Notes restricts our ability and the ability of certain of our subsidiaries to pay dividends or make certain other payments, subject to certain exceptions, unless certain conditions are met, including (i) no default under the indenture has occurred, (ii) we and certain of our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the amount of the dividend or payment may not exceed 50% of aggregate income from January 1, 2004 to the end of the most recent fiscal quarter plus cash proceeds received from the issuance of stock less the aggregate of payments made under this restriction. If we do not meet the preceding conditions, we may still pay dividends or make certain other payments up to $15.0 million in the aggregate. At June 30, 2010, our pro forma consolidated coverage ratio was 1.5 to 1.0 and the amount distributable under the Senior Discount Notes was $15.0 million.
The indentures governing the Senior Subordinated Notes and the Senior Secured Notes contain similar restrictions on the ability of NBC and certain of its subsidiaries to pay dividends or make certain other payments. In addition, under the indentures to the Senior Secured Notes and the Senior Subordinated Notes, if there is no availability under the restricted payment calculation mentioned above, but NBC maintains the 2.0 to 1.0 consolidated coverage ratio on a pro forma basis, NBC may make dividends to us to meet the interest payments on the Senior Discount Notes. If NBC does not maintain the 2.0 to 1.0 ratio on a pro forma basis, it may still make payments, including dividends to us, up to $15.0 million in the aggregate. At June 30, 2010, NBC’s pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes was 1.9 to 1.0 and the ratio calculated under the indenture to the Senior Secured Notes was 2.1 to 1.0. The pro forma consolidated coverage ratio calculated under the indenture to the Senior Subordinated Notes differs from the ratio calculated under the indenture to the Senior Secured Notes because the indenture to the Senior Subordinated Notes excludes debt issue cost amortization only for debt instruments outstanding at the March 4, 2004 Transaction date from the calculation whereas the indenture to the Senior Secured Notes excludes the higher debt issue cost amortization for the Senior Secured Notes and the ABL Facility, which were issued in October of 2009, from the same calculation. At June 30, 2010, the amount distributable by NBC under the most restrictive indenture was $10.8 million after applying the $4.2 million dividend NBC paid to us for the March 15, 2010 interest on the Senior Discount Notes. Such restrictions are not expected to affect our ability to meet our cash obligations for the next twelve months.
As of June 30, 2010, we were in compliance with all of our debt covenants.
Our debt covenants use Credit Facility EBITDA in the ratio calculations mentioned above. For a discussion of EBITDA and Credit Facility EBITDA, see “EBITDA Results” earlier in this Item and for a presentation reconciling EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, see “Quarter Ended June 30, 2010 Compared With Quarter Ended June 30, 2009” earlier in this Item.
Sources of and Needs for Capital
As of June 30, 2010, we had up to $75.0 million of total revolving credit commitments under the ABL Facility (less outstanding letters of credit and subject to a borrowing base). The calculated borrowing base as of June 30, 2010 was $69.4 million, of which $0.9 million was outstanding under a letter of credit and $68.5 million was unused. Amounts drawn under the ABL Facility may be used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations.
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
Accounting Standards Not Yet Adopted
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
In October 2009, the FASB issued Accounting Standards Update 2009-14, “Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements” (“Update 2009-14”). Update 2009-14 clarifies what guidance should be used in allocating and measuring revenue for vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The amendments in this update do not affect software revenue arrangements that do not include tangible products nor do they affect software revenue arrangements that include services if the software is essential to the functionality of those services. Update 2009-14 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management has determined that the update will not have a material impact on the consolidated financial statements.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q contains or incorporates by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of our operations, such as, but not limited to, statements relating to EBITDA growth, the expected revenue of new bookstores we are operating, expanding sales on the internet, continued growth of the market for new and used textbooks, expected growth or changes in certain segments, volume or revenue growth, our ability to extend, refinance or repay our indebtedness, expressions of general optimism or pessimism about the future, and statements preceded by, followed by or that include the words “may,” “believes,” “expects,” “feels,” “anticipates,” or the negation thereof, or similar expressions, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These forward-looking statements, for which we claim the protection of the safe harbor contained in the Reform Act, involve risks, uncertainties and other factors which may cause our actual performance or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Several important factors could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include, but are not limited to, the following: (1) the risks of operating with a substantial level of indebtedness including possible increases in our costs of borrowing, our inability to pay interest as it comes due, repay debt, extend or refinance debt as it matures, and obtain additional financing, and the possibility that the maturity of our credit facility may be accelerated and that cash flow will be diverted away from operations; (2) increased competition from other companies that target our markets; (3) increased competition from alternative media and alternative sources of textbooks for students, including digital or other education content sold or rented directly to students and increased competition for the purchase and sale of used textbooks from student-to-student transactions; (4) further deterioration in the economy and credit markets; a decline in consumer spending; and/or changes in general economic conditions in the markets in which we compete or may compete; (5) our inability to successfully start-up, acquire or contract-manage additional bookstores or to integrate those additional bookstores and/or to cost-effectively maintain our current contract-managed bookstores; (6) our inability to purchase a sufficient supply of used textbooks; (7) changes in pricing of new and/or used textbooks or in publisher practices regarding new editions and materials packaged with new textbooks; (8) the loss or retirement of key members of management; (9) the impact of seasonality of the wholesale and bookstore operations; (10) further goodwill impairment or impairment of identifiable intangibles resulting in a non-cash write down of goodwill or identifiable intangibles; and other risks detailed in our Securities and Exchange Commission filings, in particular in our Annual Report on Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We will not undertake and specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is, and is expected to continue to be, fluctuation in interest rates. Our exposure to market risk for changes in interest rates relates to our short-term investments and borrowings under the ABL Facility. Exposure to interest rate fluctuations for our long-term debt is managed by maintaining fixed interest rate debt (primarily the Senior Subordinated Notes, the Senior Secured Notes and the Senior Discount Notes). Because we pay fixed interest on our notes, market fluctuations do not impact our debt interest payments. However, the fair value of our notes fluctuates as a result of changes in market interest rates, changes in our credit worthiness, and changes in the overall credit market.
We may invest in certain cash equivalents from time to time allowed by the ABL Credit Agreement. At June 30, 2010, we did not hold any investments in cash equivalents.
Certain quantitative market risk disclosures have changed since March 31, 2010 as a result of market fluctuations, movement in interest rates and principal payments. The table below presents summarized market risk information.

	June 30,	March 31,
	2010	2010
Carrying Values:
Fixed rate debt	$454,502,493	$454,624,262

Fair Values:
Fixed rate debt	$434,445,000	$438,537,000

Overall Weighted-Average Interest Rates:
Fixed rate debt	9.75%	9.73%
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was filed with the Securities and Exchange Commission on June 25, 2010.

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
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2010.

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