Form 10-K
period 2011-03-31
NBC ACQUISITION CORP
filed 2011-07-14
CIK 1056756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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
There were 554,094 shares of common stock outstanding as of July 14, 2011.
DOCUMENTS INCORPORATED BY REFERENCE: None
Total Number of Pages: 118
Exhibit Index: Page 113

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
On October 2, 2009, in conjunction with the completion of NBC’s offering of the Senior Secured Notes and payment in full of the Term Loan, NBC entered into the ABL Credit Agreement which provided for the ABL Facility and replaced the Revolving Credit Facility (collectively the “Refinancing”).
On January 8, 2010, NBC filed a Registration Statement on Form S-4 with the SEC for purposes of registering debt securities to be issued in exchange for the Senior Secured Notes arising out of the Refinancing. The SEC declared the Registration Statement effective on February 8, 2010. All notes were tendered in the offer to exchange that expired on March 15, 2010.
Bankruptcy Proceedings
On June 27, 2011 (the “Petition Date”), we and NBC and all of its subsidiaries (the “Debtors”) filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). The reorganization cases are being jointly administered as Case No. 11-12005 under the caption “in re Nebraska Book Company. Inc., et al.” (hereinafter referred to as the “Chapter 11 Proceedings”). We continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
The Chapter 11 Proceedings were initiated in response to our inability to fully refinance our existing debt and vendors’ unwillingness to extend credit to us under normal terms due to uncertainties with respect to refinancing.

As part of the Chapter 11 Proceedings and as discussed further below, our goal is to develop and implement a plan of reorganization that meets the standards for confirmation under the Bankruptcy Code. Confirmation of a plan of reorganization or other arrangement could materially alter the classifications and amounts reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization or other arrangement or the effect of any operational changes that may be implemented. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over our property. Subsequent to the Petition Date, we received approval from the Court to pay or otherwise honor certain pre-petition claims of certain critical vendors, certain customer programs, and certain other pre-petition claims. Additionally, we have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. Accordingly, although commencement of the Chapter 11 Proceedings triggered defaults on substantially all of our debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Court, substantially all of our pre-petition liabilities are subject to settlement under a plan of reorganization. As a result of the Chapter 11 Proceedings, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Additional details regarding the status of our Chapter 11 Proceedings are included in Note C to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.
We are paying, and intend to continue paying, claims arising after the Petition Date in the ordinary course of business. We are currently funding post-petition operations under a $200.0 million Superpriority Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”), consisting of a $125.0 million debtor-in-possession term loan facility (the “DIP Term Loan Facility’) and a $75.0 million debtor-in-possession revolving facility (the “DIP Revolving Facility”). We have retained, pursuant to Court approval, legal and financial professionals to advise us in connection with the Chapter 11 Proceedings and certain other professionals to provide services and advice in the ordinary course of business. From time to time, we may seek Court approval to retain additional professionals.
We have incurred and expect to continue to incur significant costs associated with the Chapter 11 Proceedings and our reorganization.
Plan of Reorganization
In order for us to emerge successfully from the Chapter 11 Proceedings, we must obtain approval from the Court and our creditors for a plan of reorganization, which will enable us to transition from the Chapter 11 Proceedings into ordinary course operations outside of bankruptcy. In connection with a plan of reorganization, we also may require a new credit facility, or “exit financing.” Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Proceedings. A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Court decisions ongoing through the date on which the plan of reorganization is confirmed.
On June 27, 2011, we filed with the Court a restructuring support agreement, which contained a proposed plan of reorganization (the “Plan”). The Plan calls for the issuance of new senior secured notes, new senior unsecured notes and the split of new common equity interests in us between the holders of the Pre-Petition Senior Subordinated Notes (78%) and the holders of the Pre-Petition Senior Discount Notes (22%). The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation of a plan of reorganization.
Going Concern
Our audited consolidated financial statements for the year ended March 31, 2011 have been prepared assuming that we will continue as a going concern. However, our ability to: (i) comply with terms of the DIP Credit Agreement; (ii) comply with various orders entered by the Court in connection with the Chapter 11 Proceedings; (iii) maintain adequate cash on hand; (iv) generate sufficient cash from operations; (v) achieve confirmation of a plan of reorganization under the Bankruptcy Code; (vi) obtain financing to facilitate an exit from bankruptcy;  and (vii) achieve profitability following such confirmation is uncertain and would have a material impact on our financial statements.

General
We sell or rent a variety of new and used textbooks and sell general merchandise, such as apparel, general books, sundries and gift items, through our nationwide chain of bookstores on or adjacent to college campuses. We also engage in these activities on the internet through hundreds of websites operated by us as well as numerous third-party websites. We believe we are also one of the largest wholesale distributors of used college textbooks in North America, offering approximately 107,000 textbook titles and selling over 6.1 million books annually, primarily to bookstores serving campuses located in the United States. We are also a provider of distance education materials to students in non-traditional courses, which include correspondence and corporate education courses. Furthermore, we provide the college bookstore industry with a variety of services including proprietary information and e-commerce systems, in-store promotions, buying programs, and consulting services. With origins dating to 1915 as a single bookstore operation, we have built a consistent reputation for excellence in order fulfillment, shipping performance and customer service.
We entered the wholesale used textbook market following World War II, when the supply of new textbooks could not meet the demand created by the return of ex-GI students. We became a national, rather than a regional, wholesaler of used textbooks as a result of our purchase of The College Book Company of California. During the 1970’s, we continued our focus on the wholesale business. However, realizing the synergies that exist between wholesale operations and college bookstore operations, in the 1980’s, we expanded our efforts in the college bookstore market to primarily operate bookstores on or near larger campuses, typically where the institution-owned college bookstore was contract-managed by a competitor or where we did not have a significant wholesale presence. In the last several fiscal years, we have revised our college bookstore strategy to expand our efforts in the contract-management of on-campus institutional bookstores. Today, we service the college bookstore industry through our Bookstore, Textbook, and Complementary Services Divisions.
Bookstore Division. College bookstores are a primary outlet for sales and rental of new and used textbooks to students. We also sell a variety of other merchandise including apparel, general books, sundries, and gift items. In addition to in-store sales and rentals, we sell and rent textbooks and sell other merchandise on the internet through our own bookstores’ websites as well as numerous third-party websites. As of March 31, 2011, we operated 292 college bookstores on or adjacent to college campuses. Of these 292 bookstores, 154 were leased from the educational institution that they serve (also referred to as contract-managed) and 138 were owned or leased off-campus bookstores. On May 1, 2006, we acquired 101 college bookstore locations, 98 of which were contract-managed, through the acquisition of all of the outstanding stock of College Book Stores of America, Inc. (“CBA”). CBA began providing contract-management services to small to medium-sized colleges and universities nationwide in 1984.
Our college bookstores are located on or near college campuses of all sizes, including some of the nation’s largest campuses, such as: Arizona State University; Ohio State University; University of Florida; Michigan State University; Texas A&M University; University of Central Florida; Pennsylvania State University; University of Michigan; Florida State University; and University of Arizona. In addition to generating profits, our Bookstore Division provides an exclusive source of used textbooks for sale across our wholesale distribution network.
Textbook Division. We believe we are one of the largest wholesale distributors of used college textbooks in North America. Our Textbook Division consists primarily of selling used textbooks to college bookstores and on the internet through third-party websites, buying them back from students or college bookstores at the end of each school semester and then reselling them to college bookstores and on the internet. We purchase used textbooks from and resell them to college bookstores on or near college campuses of all sizes, including many of the nation’s largest campuses, such as: University of Virginia; Oregon State University; University of Texas; University of Illinois; University of Washington; University of Southern California; and Long Beach State University. Historically, because the demand for used textbooks has consistently outpaced the supply, Textbook Division sales have been determined primarily by the amount of used textbooks that we could purchase. Our strong relationships with the management of college bookstores nationwide have provided important access to valuable market information regarding the campus-by-campus supply and demand of textbooks, as well as an ability to procure large quantities of a wide variety of textbooks. We provide an internally-developed Buyer’s Guide to our Textbook Division customers. This guide lists details such as author, new copy retail price, and our repurchase price for approximately 51,000 textbook titles.
Complementary Services Division. With our acquisition of Specialty Books, Inc. (“Specialty Books”) in May 1997, we entered the distance education market, which consists of providing education materials to students in private high schools, non-traditional colleges and other courses (such as correspondence courses, continuing and corporate education courses and courses offered through electronic media such as the internet).

Other services offered to college bookstores include the sale of computer hardware and software, such as our turnkey bookstore management software that incorporates point of sale, inventory control and accounting modules, and related maintenance contracts. We have installed our proprietary total store management system at over 980 college bookstore locations, and we have an installed base of approximately 190 college bookstore locations for our textbook management control systems. In total, including our own bookstores, almost 1,200 college bookstore locations use our bookstore management software products.
On July 1, 2003, we acquired all of the outstanding shares of common stock of TheCampusHub.com, Inc. (“CampusHub”), an entity that was affiliated with us through common ownership. CampusHub is no longer separately incorporated and is instead represented as our internet services division, a part of our Complementary Services Division. Our internet services division provides college bookstores with our WebPRISM product, a proprietary software platform designed to provide bookstores a way to sell in-store inventory and virtual brand name merchandise over the internet. This technology is utilized at approximately 660 bookstores, including our own bookstores.
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
The website for documents relating to the Chapter 11 Proceedings is located at www.kccllc.net/nbc.
Business Strategy
Our objective is to strengthen our position as a leading provider of products and services to the college bookstore market, thereby increasing revenue and cash flow. In order to accomplish our goal, we intend to pursue the following strategies:
Capitalize on college bookstore opportunities. We intend to increase revenues for our Bookstore Division by opening or contract-managing additional bookstores at selected college campuses and by offering enhanced textbook rental programs, digital content options, general merchandise, specialty products and services at our existing bookstores. We intend to pursue revenue growth and expand the buyback of used textbook inventory through the increased use of technology. We intend to enhance our ability to capitalize on internet activity by continuing to sell on third-party marketplaces. We also intend to increase both in-store and internet transactions through the introduction and use of a national brand, Neebo, and a national website, Neebo.com. Neebo.com currently enables us to have one website which combines the inventories of all of our bookstores into a single presentation. Moving forward, our individual bookstore websites will become a part of the overall Neebo.com website, increasing efficiency and effectiveness of our online offerings.
Re-establish growth in the Textbook Division. We expect the Textbook Division to continue to be a primary contributor of revenues and cash flows, primarily as a result of an expected increase in college enrollments, continued utilization of used textbooks, and through the expansion of our own Bookstore Division, which should provide an additional supply of used textbooks. In fiscal year 2011, we launched a program to assist customers in renting textbooks in their bookstores and in turn, these customers agree to supply us with the textbooks. Additionally, our commission structure is designed to reward customers who make a long-term commitment to supplying us with a large portion of their textbooks, and we continue to change and enhance our marketing campaign to increase student awareness of the benefits of buying and selling used textbooks. Finally, we expect to continue to utilize technology to enhance our ability to acquire and sell used textbooks in this division.
Increased market penetration through technology solutions. We intend to continue generating incremental revenue through the sale of our turnkey bookstore management software that incorporates point of sale, inventory control and accounting modules. The installation of our software, along with e-commerce technology offered through our internet services division also increases the channels through which we can access the college and university market.

Expansion of other services programs. We intend to continue to develop and provide other services that enhance the college bookstore business, such as distance education distribution, our centralized buying group, store design consulting and other technology-related programs.
Industry Overview
Based on recent industry trade data from the National Association of College Stores, we believe the college bookstore industry remains strong, with approximately 4,500 college bookstores generating annual sales of approximately $10.3 billion in the 2009-10 academic year to college students and other consumers in the United States. Sales of textbooks and other education materials used for classroom instruction comprise approximately sixty-two percent of that amount. We expect this market will continue to grow as a result of continuing increases in enrollment at U.S. colleges as estimated by the U.S. Department of Education. The United States Department of Education projects that total enrollment in the United States colleges will increase from 18.2 million in 2008 to 19.0 million in 2012.
College bookstore market. College bookstores generally fall into three categories:
(i)	institutional — bookstores that are primarily owned and operated by institutions of higher learning, generally located on-campus;

(ii)	contract-managed — bookstores owned by institutions of higher learning and managed by outside, private companies, typically found on-campus; and

(iii)	independent — privately owned and operated bookstores, generally located off campus.
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

While price is an important factor in the store operator’s purchasing decision, available supply, as well as service, usually determine with which used textbook wholesaler a college bookstore will develop a strong relationship. Used textbook wholesalers that are able to significantly service a college bookstore account typically receive preferential treatment from store operators, both in selling and in buying used textbooks. Pure exclusive supply arrangements in our market are rare; however, in the past nine to ten fiscal years, we have been marketing certain supply programs to the industry. These programs reward customers who make a long-term commitment to supplying us with a large portion of their books through enhanced commissions, express returns, and book-buy promotion ideas and marketing materials. At the end of fiscal year 2011, over 460 bookstores were participating in these programs. Since we are usually able to sell or rent a substantial majority of the used textbooks we are able to purchase, our ability to obtain sufficient supply is a critical factor in our success.
Products and Services
Bookstore Division. As of March 31, 2011, we operated 292 college bookstores on or adjacent to college campuses. These bookstores sell and rent a wide variety of used and new textbooks and sell general books and assorted merchandise, including apparel, sundries and gift items. Over the past three fiscal years, external customer revenues (revenues excluding intercompany revenues) of our bookstores from activities other than used and new textbook sales and rentals have been between 16.6% and 19.1% of total revenues. We have been, and intend to continue, selectively expanding our product offerings at our bookstores in order to increase revenues and profitability. We have also installed, and are continually improving, software that provides e-commerce capabilities in all of our own bookstores, thereby allowing our bookstores to further expand product offerings and compete with other online textbook and general merchandise sellers. All of our bookstores sell and rent through Neebo.com. All of our bookstores sell and rent through their own websites which will continue as part of the new branded website, Neebo.com. In addition, many stores also sell textbooks and general merchandise through third-party websites that are popular among college students such as Amazon.com and Half.com.
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
We publish the Buyer’s Guide, which lists approximately 51,000 textbooks according to author, title, new copy retail price, and our repurchase price. The Buyer’s Guide is an important part of our inventory control and textbook procurement system. We update and reprint the Buyer’s Guide nine times each year and make it available in both print and various electronic formats, including on our proprietary software applications. A staff of dedicated professionals gathers information from all over the country in order to make the Buyer’s Guide into what we believe to be the most comprehensive and up-to-date pricing and buying aid for college bookstores. We also maintain a database of approximately 169,000 titles in order to better serve our customers.
Complementary Services Division. Through Specialty Books, we have access to the market for distance education products and services. Currently, we provide students at approximately 11 colleges and private high schools with textbooks and materials for use in distance education and other education courses, and we are a provider of textbooks to non-traditional programs and students such as correspondence or corporate education students. We believe the fragmented distance education market represents an opportunity for us to leverage our fulfillment and distribution expertise in a growing sector of the industry. Beyond textbooks, we offer services and specialty course materials to the distance education marketplace. Students are provided a web portal allowing them a secure and easy-to-use method for obtaining their course materials. Over the past three fiscal years, external customer revenues of Specialty Books have been between 42.3% and 54.9% of total Complementary Services Division revenues.
Other services offered to college bookstores include services related to our turnkey bookstore management software that incorporates point of sale, inventory control and accounting modules, the sale of other software and hardware, and the related maintenance contracts. These services generate revenue and assist us in gaining access to new sources of used textbooks. We have installed our proprietary total store management system at over 980 college bookstore locations, and we have an installed base of approximately 190 college bookstore locations for our textbook management control systems. In total, including our own bookstores, almost 1,200 college bookstore locations use our bookstore management software products. In addition, we have developed software for e-commerce capabilities, which allows college bookstores to launch their own e-commerce site and effectively compete against other online textbook and general merchandise sellers by offering textbooks and both traditional and non-traditional store merchandise online. Presently, there are approximately 660 stores, including our own stores, licensing our e-commerce technology. We also offer a digital delivery solution which allows a college bookstore to offer students the option of purchasing e-books in addition to new and used textbooks. On April 14, 2008, we announced an agreement with CourseSmart, a comprehensive supplier of digital course materials, which establishes us as CourseSmart’s preferred supplier of e-books to the college bookstore community. Further, on June 21, 2011, we announced a partnership with SharedBook, Inc., an organization focused on the assembly and composition of custom digital content, which provides us with new capabilities in the customization and distribution of digital course materials.
Connect 2 One is a buying group which has established substantial purchasing clout by aggregating the purchasing power of approximately 660 participating stores in addition to our own bookstores (“C2O”). Through C2O, we are able to offer a variety of products and services to participating college bookstores. C2O negotiates apparel, supplies, gifts, and general merchandise discounts and develops and executes marketing programs for its membership. Other C2O marketing services include a freight savings program, a credit card processing program, a shopping bag program, and retail display allowances for magazine displays. Additionally, the C2O staff of experienced professionals consults with the management and buyers of member bookstores. Consulting services offered include strategic planning, store review, merchandise assortment planning, buyer training, and help with other operational aspects of the business. While consulting has historically represented a relatively small component of C2O’s business, it is nonetheless strategically important to the ongoing success of this aspect of our business.
We also provide consulting and store design services to assist college bookstores in store presentation and layout.
Business Description
Bookstore Division. An important aspect of our business strategy is a program designed to reach new customers through the opening of bookstores adjacent to college campuses or the contract-management of bookstores on campus. In addition to generating sales or rentals of new and used textbooks and sales of general merchandise, these outlets enhance our Textbook Division by increasing the inventory of used books purchased from the campus.
A desirable campus for a company-operated, off-campus college bookstore is one on which our Textbook Division does not currently buy or sell used textbooks either because a competitor contract-manages the college’s bookstore or the college bookstore does not have a strong relationship with us. We generally will not open a location on a campus where we already have a strong relationship with a college bookstore serving that campus because some college bookstores may view having a competing location as a conflict of interest. A desirable campus for contract-management is one where the current contract-management service is being provided by a competitor of ours and the contract is expiring.
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
As of March 31, 2011 we operated 292 college bookstores nationwide, having expanded from 139 bookstores at the beginning of fiscal year 2007. During fiscal year 2011, we completed the acquisition of six bookstore locations, initiated the contract-management of thirteen bookstore locations and established the start-up of two bookstore locations.

The table below highlights certain information regarding our bookstores added and closed in the respective year ending March 31.

			Bookstores
	Bookstores Open	Bookstores	Lost/Closed	Bookstores at
	at Beginning of	Added During	During Fiscal	End of Fiscal
Fiscal Year	Fiscal Year	Fiscal Year	Year	Year
2007	139	120	15	244
2008	244	23	7	260
2009	260	24	7	277
2010	277	20	17	280
2011	280	21	9	292
We plan to continue increasing the number of bookstores in operation. Our focus will be to pursue opportunities to contract-manage additional institutional stores. In determining to pursue opportunities to contract-manage a campus bookstore, we look at: (i) the size of the market; (ii) the competitive status of the market; (iii) the availability of top quality management; and (iv) certain other factors, including personnel costs. As mentioned previously, on May 1, 2006, we acquired 101 college bookstore locations, 98 of which were contract-managed, through the acquisition of all of the outstanding stock of CBA.
Wholesale Procurement and Distribution. Historically, because the demand for used textbooks has consistently exceeded supply, our sales have been primarily determined by the amount of used textbooks that we can purchase. As a result, our success has depended primarily on our inventory procurement, and we continue to focus our efforts on obtaining inventory. In order to ensure our ability to both obtain and redistribute inventory, our Textbook Division strategy has emphasized establishing and maintaining strong customer and supplier relationships with college bookstores through our employee account representatives. These 26 account representatives (as of March 31, 2011) are responsible for procuring used textbooks, marketing our services on campus, purchasing overstock textbooks from bookstores and securing leads for sale of our systems products. We have been able to maintain a competitive edge by providing superior service, made possible primarily through the development and maintenance of ready access to inventory, information and supply. Other components of the Textbook Division strategy and its implementation include: (i) selectively paying a marginal premium relative to competitors to entice students to sell back more textbooks to us; (ii) gaining access to competitive campuses (where the campus bookstore is contract-managed by a competitor) by opening off-campus, company-owned college bookstores; (iii) using technology to gain efficiencies and to improve customer service; (iv) maintaining a knowledgeable and experienced sales force that is customer-service oriented; (v) providing working capital flexibility for bookstores making substantial purchases; (vi) establishing long-term supply arrangements by rewarding customers who make a long-term commitment to supplying us with a large portion of their textbooks; (vii) providing working capital flexibility for bookstores that offer textbook rentals to students and that agree to supply us with textbooks, and (viii) purchasing and selling textbooks over the internet through third-party websites.
The two major used textbook purchasing seasons are at the end of each academic semester, May and December. Although we make textbook purchases during other periods, the inventory purchased in May, before publishers announce their price increases in June and July, allows us to purchase inventory based on the lower retail prices of the previous year. The combination of this purchasing cycle and the fact that we are able to sell our inventory in relation to retail prices for the following year permits us to realize additional gross profit. We advance cash to our representatives during these two periods, and the representatives in turn buy textbooks directly from students.
After we purchase the textbooks, we arrange for shipment to our warehouse in Nebraska via common carrier. At the warehouse, we refurbish damaged textbooks and categorize and shelve all other textbooks in a timely manner, and enter them into our online inventory system.
Customers place orders by phone, mail, fax or other electronic method. Upon receiving an order, we remove the textbooks from available inventory and hold them for future shipping. Customers may generally return textbooks within 60 days after the start of classes (90 days for certain customers participating in the exclusive supply program). External customer returns over the past three fiscal years have averaged approximately 24.6% of sales and generally are attributable to course cancellations or overstocking. The majority of returns are textbooks that we are able to resell for the next semester.

Information Technology. We believe that we can enhance efficiency, profitability, and competitiveness through investments in technology. Because our solutions create a competitive advantage, establish efficiencies, and ensure cost-effectiveness of both our operations and the operations of our bookstore customers and suppliers, we have patents on some of our proprietary software applications and some are currently in patent pending status with the United States Patent and Trademark Office. Additionally, we have registered trademarks for many of our software product names where brand recognition may be an important factor.
The center of our technology infrastructure revolves around PRISM, WinPRISM and WebPRISM, our proprietary college store management, textbook management, point of sale, inventory control systems, and e-commerce software. With more than a combined 25 years of availability in the marketplace, these proven software applications are maintained and continuously enhanced by a dedicated team of development and support professionals. Our technology operations process order entry, control inventory, generate purchase orders and customer invoices, generate various sales reports, and process and retrieve textbook information. In addition, we have developed integrated e-commerce software and service solutions allowing college bookstores to launch their own e-commerce site and effectively compete against other online textbook and general merchandise sellers by offering both print and digital textbooks and both traditional and non-traditional store merchandise online. We also develop, license or obtain certain rights related to other software designed to strengthen our e-commerce capabilities, including the capability for our bookstores to efficiently buy and sell inventory through third-party websites that are popular among college students such as Amazon.com and Half.com. In January of 2011, we launched our national online presence, Neebo.com, which consolidates our bookstore inventories onto one website and allows our bookstores to transact business online more efficiently and effectively.
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
Beginning late in fiscal year 2008, we embarked on a project to replace our internally-developed general ledger system with a general ledger/business planning and consolidation solution from SAP. During fiscal year 2009, the new solution was put into place and utilized for internal management reporting and the fiscal year 2010 budgeting process. The new solution was fully integrated in fiscal year 2010 and, among other things, provides us with greater flexibility in recording and analyzing our operating results and streamlining our budgeting process and is utilized for external financial reporting purposes.
Customers
Our college bookstores are located at college campuses of all sizes, including some of the nation’s largest campuses, such as: Arizona State University; Ohio State University; University of Florida; Michigan State University; Texas A&M University; University of Central Florida; Pennsylvania State University; University of Michigan; Florida State University; and University of Arizona.
We sell our Textbook and certain Complementary Services Division products and services to college bookstores throughout North America, primarily throughout the United States. Our Textbook Division purchases from and resells used textbooks to college bookstores at college campuses of all sizes, including many of the nation’s largest campuses, such as: University of Virginia; Oregon State University; University of Texas; University of Illinois; University of Washington; University of Southern California; and Long Beach State University. Our 25 largest Textbook Division customers accounted for approximately 2.7% of our fiscal year 2011 consolidated revenues. No single Textbook Division customer accounted for more than 1.0% of our fiscal year 2011 consolidated revenues.
Our distance education program is, among other things, a primary supplier of textbooks and educational material to students enrolled in online courses offered through approximately 11 colleges and private high schools. For the fiscal years ended March 31, 2011, 2010 and 2009, one institution accounted for approximately 71%, 68% and 69%, respectively, of distance education program external customer revenues.

No single customer accounted for more than 10.0% of our consolidated revenues in fiscal year 2011, 2010 or 2009.
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
Our Bookstore Division competes with:
•	Follett, MBS and a number of smaller companies for the opportunity to contract-manage institutional college bookstores (Follett and MBS contract-manage more than 800 and 600 stores, respectively);
•	other college bookstores located at colleges and universities that we serve;
•	a number of entities that rent or sell textbooks, sell e-books, other digital content and other merchandise directly to students through e-commerce bypassing the traditional college bookstore;
•	student-to-student transactions that take place on campus and over the internet; and
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
Our Complementary Services Division competes with:
•	MBS in the sale and installation of college bookstore information technology;
•	MBS in the distance education textbook distribution market;
•	college bookstores that provide their own e-commerce solution in competition with our internet services division;
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
Employees
As of March 31, 2011 we had a total of approximately 2,700 employees, of which approximately 1,100 were full-time, approximately 700 were part-time and approximately 900 were temporary. We have no unionized employees and believe that our relationship with our employees is satisfactory.
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
We are subject to a number of risks and uncertainties associated with the Chapter 11 Proceedings. For the duration of the Chapter 11 Proceedings, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with our being in bankruptcy. These risks include:
•	our ability to obtain approval of the Court with respect to motions filed in the Chapter 11 Proceedings from time to time;

•	our ability to obtain and maintain normal trade terms with suppliers and service providers and maintain contracts that are critical to our operations;
•	our ability to attract, motivate and retain key employees;
•	our ability to attract and retain customers;
•	our ability to attract and retain the contract-management of on-campus bookstores;
•	our ability to fund and execute our business plan; and
•	our ability to obtain creditor and Court approval for, and then to consummate, a plan of reorganization to emerge from bankruptcy.

We will also be subject to risks and uncertainties with respect to the actions and decisions of the creditors and third parties who have interests in the Chapter 11 Proceedings that may be inconsistent with our restructuring and business goals.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Proceedings could adversely affect our sales and relationships with our customers, as well as with our suppliers, employees and the administration of colleges where we operate the on-campus bookstore, which in turn could adversely affect our operations and financial condition. In addition, pursuant to the Bankruptcy Code, we need approval of the Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Chapter 11 Proceedings, we cannot predict or quantify the ultimate impact that events occurring during the reorganization process will have on our business, financial condition and results of operations.
As a result of the Chapter 11 Proceedings, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession, and subject to approval of the Court, or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements in Item 8, Financial Statements and Supplementary Data. Further, a confirmed plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data. The historical consolidated financial statements do not include any adjustments to the reported amounts of assets or liabilities that might be necessary as a result of confirmation of a plan of reorganization.
Our audited consolidated financial statements for the year ended March 31, 2011 have been prepared assuming that we will continue as a going concern. However, our ability to: (i) comply with terms of the DIP Credit Agreement (ii) comply with various orders entered by the Court in connection with the Chapter 11 Proceedings; (iii) maintain adequate cash on hand; (iv) generate sufficient cash from operations; (v) achieve confirmation of a plan of reorganization under the Bankruptcy Code; (vi) obtain financing to facilitate an exit from bankruptcy; and (vii) achieve profitability following such confirmation is uncertain and would have a material impact on our financial statements.
There can be no assurance that we will be able to remain in compliance with the requirements of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by our lenders. In addition to standard financial covenants and events of default, the DIP Credit Agreement provides for events of default specific to the Chapter 11 Proceedings, including, among others, defaults arising from our failure to maintain certain financial covenants including a minimum liquidity and cumulative consolidated EBITDA or our failure to obtain Court approval for a plan of reorganization acceptable to our lenders. The occurrence of an event of default under the DIP Credit Agreement would give our lenders the right to terminate their lending commitments and exercise other remedies available to them under the DIP Credit Agreement.
If the DIP Credit Agreement is terminated or our access to funding is restricted or terminated, it is likely that we would not have sufficient cash available to meet our operating needs or satisfy our obligations as they become due. In this event, we would be required to seek a sale of all or a portion of our assets pursuant to Section 363 of the Bankruptcy Code or to convert the Chapter 11 Proceedings into liquidation under chapter 7 of the Bankruptcy Code.
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

We are experiencing growing competition from alternative sources of textbooks for students and alternative media (such as on-line resources; publishers selling or renting directly to students; print-on-demand textbooks; CD-ROMs; and websites designed to rent or sell textbooks and sell e-books, other digital content and other merchandise directly to students) and from the use of course packs (which are collections of copyrighted materials and professors’ original content which are produced by college bookstores and sold to students), all of which have the potential to reduce or replace the need for textbooks sold through college bookstores. A substantial increase in the availability or the acceptance of these alternatives as a source of textbooks and textbook information could significantly reduce college students’ use of college bookstores and/or the use of traditional textbooks and thus adversely impact our revenue levels and profit margins.
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
Further deterioration in the economy and credit markets, a decline in consumer spending or other conditions may adversely affect our future results of operations. As widely reported, the global credit markets and financial services industry have been experiencing a period of upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability and intervention from the United States federal government. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions or that any recovery will be sustained. While the ultimate outcome of these events cannot be predicted, it may decrease student enrollment in colleges and universities due to the lack of financial aid and other sources of funding for education. Spending by students on textbooks and other general merchandise may also decrease due to the economic downturn.
We may not be able to continue to receive funds from NBC, our sole operating subsidiary, to permit satisfaction of our obligations. We are a holding company and as such conduct substantially all of our operations through NBC and its subsidiaries. Consequently, we do not have any income from our own operations and do not expect to generate income from our own operations in the future. As a result, our ability to meet our debt service obligations will substantially depend upon NBC and its subsidiaries’ cash flow and distribution of funds to us as dividends, loans, advances or other payments.
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
We may not be able to successfully open or contract-manage additional bookstores or integrate those additional stores, which could adversely impact our ability to grow revenues and profit margins. Part of our business strategy is to expand sales for our college bookstore operations by either opening privately-owned bookstores or being awarded additional contracts to manage institutional bookstores. We may not be able to identify additional private bookstore opportunities or we may not be successful in competing for contracts to manage additional institutional bookstores. Due to the seasonal nature of business in our bookstores, the operations of the private bookstores or newly contract-managed bookstores may be affected by the time of the fiscal year when a bookstore is opened or contract-managed by us. The process may require financial resources that would otherwise be available for our existing operations. Our integration of these future bookstores may not be successful; or, the anticipated strategic benefits of these future bookstores may not be realized or may not be realized within time frames contemplated by our management. Start-up and additional contract-managed bookstores may involve a number of special risks, including, but not limited to, adverse short-term effects on our reported results of operations, diversion of management’s attention, standardization of accounting systems, dependence on retaining, hiring and training key personnel, unanticipated problems or legal liabilities, and actions of our competitors and customers. If we are unable to successfully integrate our future bookstores for these or other reasons, anticipated revenues and profit margins from these new bookstores could be adversely impacted.
We may not be able to successfully renew our contract-managed bookstores on profitable terms, which could adversely impact our profit margins. As we expand our operations in contract-management of institutional bookstores, we will increasingly be competing for the renewal of our contracts for those stores as the current contracts expire. Our contracts are typically for 1 to 5 years, with various renewal and cancellation clauses. We may not be successful in renewing our current contracts or those renewals may not be on terms that provide us the opportunity to improve or maintain the profitability of managing the bookstore. If we are unable to successfully renew our contracts on profitable terms, our profit margins could be adversely impacted.
Publishers may not continue to increase prices of textbooks annually, which could adversely impact our revenue levels and profit margins. We generally buy used textbooks based on publishers’ prevailing prices for new textbooks just prior to the implementation by publishers of their annual price increases (which historically have been 4% to 5%) and resell these textbooks shortly thereafter based upon the new higher prices, thereby creating an immediate margin increase. Our ability to increase our used textbook prices each fiscal year depends on annual price increases on new textbooks implemented by publishers. The failure of publishers to continue annual price increases on new textbooks could adversely impact our revenue levels and profit margins. In recent periods, annual increases in prices have allowed us to partially offset a decline in unit sales, however there is no guarantee that this will continue.
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
Our wholesale and bookstore operations are seasonal in nature — a significant reduction in sales during our peak selling periods could adversely impact our ability to repay the DIP Revolving Facility, thereby increasing interest expense and adversely impacting revenue levels by restricting our ability to buy an adequate supply of used textbooks. Our wholesale and bookstore operations experience two distinct selling periods and our wholesale operations experience two distinct buying periods. The peak selling periods for the wholesale operations occur prior to the beginning of each school semester in July/August and November/December. The buying periods for the wholesale operations occur at the end of each school semester in May and December. The primary selling periods for the bookstore operations are in August/September and January. In fiscal year 2011, 46% of our annual revenues occurred in the second fiscal quarter (July-September), while 31% of our annual revenues occurred in the fourth fiscal quarter (January-March). Accordingly, our working capital requirements fluctuate throughout the fiscal year, increasing substantially in May and December as a result of the buying periods. We may fund our working capital requirements primarily through the DIP Revolving Facility while in chapter 11. We intend to repay the DIP Revolving Facility with cash provided from operations. A significant reduction in sales during our peak selling periods could adversely impact our ability to repay the DIP Revolving Facility, increase the average balance outstanding under the DIP Revolving Facility (thereby resulting in increased interest expense), and restrict our ability to buy an adequate supply of used textbooks (thereby adversely impacting our revenue levels).

We are controlled by one principal equity holder, which has the power to take unilateral action and could have an interest in pursuing acquisitions, divestitures and other transactions, even though such transactions might involve risks to other affected parties. Weston Presidio beneficially owns approximately 82.0% of our issued and outstanding common stock (after taking into account for such percentage calculation options outstanding and options available, if any, for future grant under the 2004 Stock Option Plan). As a result, Weston Presidio is able to control all matters, including the election of a majority of our board of directors, the approval of amendments to NBC’s and our certificate of incorporation and the approval of fundamental corporate transactions such as mergers and asset sales. The interests of Weston Presidio may not in all cases be aligned with the interests of other affected parties. In addition, Weston Presidio may have an interest in pursuing acquisitions, divestitures and other transactions, including selling us, that, in its judgment, could affect its equity investment, even though such transactions might involve risks to other affected parties.
Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing, if necessary. As of March 31, 2011, we had total outstanding debt of approximately $454.1 million and expect to continue to have material debt outstanding even after emerging from the Chapter 11 Proceeding. Our level of indebtedness could have important consequences. For example, it could:
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
A portion of our goodwill recently became impaired and we may be required to write down additional amounts of goodwill or identifiable intangibles and record impairment charges if future circumstances indicate that goodwill or identifiable intangibles are impaired. We monitor relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of our goodwill and identifiable intangibles. It is possible that changes in such circumstances, or in the numerous variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill and identifiable intangibles, could in the future require us to further write down a portion of our goodwill or write down a portion of our identifiable intangibles and record related non-cash impairment charges. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including the Intangibles — Goodwill and Other and Property, Plant and Equipment Topics of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”). In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Our evaluation of impairment is based on a combination of our projection of estimated future cash flows and other valuation methodologies. We recorded impairment charges of $89.0 million and $107.0 million to reduce the carrying value of goodwill to its estimated fair value at March 31, 2011 and 2009, respectively. We completed our annual test for impairment during the fourth quarter for the year ended March 31, 2010 and no impairment was indicated. The goodwill impairment charge is described in greater detail in Note G to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

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
ITEM 2. PROPERTIES.
At March 31, 2011, our Bookstore Division locations consisted of the following: (i) 6 owned off-campus bookstore locations, (ii) 132 leased off-campus bookstore locations, and (iii) 154 leased on-campus (contract-managed) bookstore locations serving university and post-graduate educational institutions throughout the United States. These institutions serve more than 2 million students. We own our two Textbook Division warehouses (totaling 253,000 square feet) in Lincoln, Nebraska (one of which is also the location of our headquarters). Our distance education program was moved from Athens, Ohio to one of our warehouses in Lincoln, Nebraska in March, 2011.
ITEM 3. LEGAL PROCEEDINGS.
From time to time, we are subject to legal proceedings and other claims arising in the ordinary course of our business. We believe that currently we are not a party to any litigation the outcome of which would have a material effect on the consolidated financial statements. We maintain insurance coverage against claims in an amount which we believe to be adequate.
On the Petition Date, we filed voluntary petitions in the Court seeking reorganization relief under the provisions of the Bankruptcy Code. Our chapter 11 cases have been assigned to the Honorable Peter J. Walsh and are being jointly administered as Case No. 11-12005. We continue to operate our business as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court. See Note C to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.
Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over our property. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization.
Under Section 365 of the Bankruptcy Code, we may assume, assume and assign or reject certain executor contracts and unexpired leases, subject to the approval of the Court and certain other conditions. In general, if we reject an executor contract or unexpired lease, it is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves us of performing any future obligations. However, such a rejection entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by the breach and accordingly, the counterparty may file a claim against us for damages. In addition, our plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders, but the ultimate settlement of those claims will continue to be subject to the uncertain outcome of litigation, negotiations and Court decisions up to and for a period of time after a plan of reorganization is confirmed. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Proceedings on our business.

ITEM 4. RESERVED AND REMOVED.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES.
On June 27, 2011, we filed voluntary petitions in the Court seeking reorganization relief under the provisions of the Bankruptcy Code. Our plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders, but the ultimate settlement of those claims are subject to various uncertainties. Under any plan of reorganization, our presently outstanding equity securities could have no value and be canceled and we urge that caution be exercised with respect to existing and future investments in any security of ours. Further, on June 27, 2011, we filed with the Court a restructuring support agreement, which contained a proposed plan of reorganization (the “Plan”). The Plan calls for the issuance of new senior secured notes, new senior unsecured notes and the split of new common equity interests in us between the holders of the Pre-Petition Senior Subordinated Notes (78%) and the holders of the Pre-Petition Senior Discount Notes (22%).
As of July 14, 2011, based upon the number of holders on record, there were 5 holders of NBC Acquisition Corp. common stock, those holders being four funds affiliated with Weston Presidio (which held a total of 36,455 shares) and NBC Holdings Corp., a corporation formed by Weston Presidio as part of the March 4, 2004 Transaction. As of July 14, 2011, NBC Holdings Corp.’s issued and outstanding capital stock totaled 513,439 shares and held 517,639 shares of NBC Acquisition Corp. common stock. There are 28 holders on record of NBC Holdings Corp. capital stock, including the four funds affiliated with Weston Presidio and current and former members of our management group. As of July 14, 2011, there were also options granted and outstanding under the 2004 Stock Option Plan, held by 45 current and former members of our management group, to purchase 89,241 shares of NBC Holdings Corp. capital stock. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, the payment of dividends is subject to various restrictions under our debt instruments. As a result, no dividends were declared on our common stock during fiscal year 2011 and 2010. There is no established public trading market for the NBC Acquisition Corp. common stock.
On March 31, 2006, 4,200 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to certain officers and directors of the Company (the “Officers”) pursuant to a stock repurchase agreement and on that same date NBC Holdings Corp. purchased 4,200 shares of our common stock for an aggregate of $42. The shares issued to NBC Holdings Corp. were subject to the same conditions as those issued to the Officers. These shares were issued pursuant to an exemption from registration claimed under Section 4(2) of the Securities Act of 1933, as amended. These shares became fully vested on September 30, 2010 and the 4,200 shares of NBC Holdings Corp. were repurchased and retired.
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

ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth our selected historical consolidated financial and other data and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data. The selected historical consolidated financial data was derived from our audited consolidated financial statements.

	Fiscal Years Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Statement of Operations Data:
Revenues	$598,430	$605,494	$610,716	$581,248	$544,428
Costs of sales (exclusive of depreciation shown below)	366,160	370,196	371,369	354,140	332,444

Gross profit	232,270	235,298	239,347	227,108	211,984
Operating expenses:
Selling, general and administrative (1)	176,844	161,858	168,315	157,193	143,096
Closure of California warehouse (2)	—	—	—	(36)	774
Depreciation	8,579	8,517	7,603	7,209	5,916
Amortization	8,626	10,853	11,384	10,443	9,613
Goodwill impairment (3)	89,000	—	106,972	—	—

Income (loss) from operations	(50,779)	54,070	(54,927)	52,299	52,585
Other expenses (income):
Interest expense	51,204	49,405	41,603	41,659	40,410
Interest income	(176)	(180)	(427)	(1,332)	(1,643)
Loss on early extinguishment of debt (4)	—	3,066	—	—	—
Loss on derivative instrument (5)	—	—	102	198	225

Income (loss) before income taxes	(101,807)	1,779	(96,205)	11,774	13,593
Income tax expense (benefit)	(3,497)	(532)	4,289	4,558	5,700

Net income (loss)	$(98,310)	$2,311	$(100,494)	$7,216	$7,893

Earnings (loss) Per Share:
Basic	$(180.66)	$1.33	$(181.79)	$13.02	$14.25
Diluted	(180.66)	1.32	(181.79)	12.61	13.89
Other Data:
Adjusted EBITDA (6)	$55,426	$73,440	$71,032	$69,951	$68,114
Net cash flows from operating activities	12,827	30,831	26,356	21,101	27,516
Net cash flows from investing activities	(16,307)	(8,766)	(14,898)	(22,179)	(32,809)
Net cash flows from financing activities	(1,046)	(5,131)	3,254	(2,578)	4,893
Capital expenditures	5,664	5,411	7,979	7,261	6,543
Business acquisition expenditures (7)	9,461	2,848	6,321	14,682	25,874
Number of bookstores open at end of the period	292	280	277	260	244

Balance Sheet Data (At End of Period):
Cash and cash equivalents	$56,447	$60,973	$44,038	$29,326	$32,983
Working capital (8)	(280,838)	168,190	151,149	136,729	130,389
Total assets	508,307	616,271	609,088	703,364	697,005
Total debt, including current maturities	454,118	454,624	449,411	452,204	445,098
Redeemable preferred stock (9)	13,601	11,806	10,233	—	—

(1)	Includes share-based compensation of $448, $1,107, $1,289, $1,041 and $997 for the fiscal years ended March 31, 2011, 2010, 2009, 2008, and 2007, respectively.

(2)
Closure of California warehouse expenses are attributable to costs associated with the October 27, 2006 closure of our California warehouse facility, including one-time termination benefits, costs to terminate contracts and costs of consolidation/relocation. Payments of one-time termination benefits extended through April, 2008 and were slightly lower than the remaining accrual for such benefits at March 31, 2007, resulting in an adjustment to the accrual during fiscal year 2008.

(3)
We determined in the first step of our annual goodwill impairment test conducted at March 31 that the carrying value of certain reporting units exceeded their fair values, indicating that goodwill may be impaired for fiscal years ended 2011 and 2009. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test. As a result, we recorded impairment charges of $89,000 and $106,972 in fiscal years 2011 and 2009, respectively, which reduced our goodwill carrying value to $129,437 and $215,436 as of March 31, 2011 and 2009, respectively. See Note G to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

(4)
The loss on early extinguishment of debt for the fiscal year ended March 31, 2010 relates to the write-off of debt issue costs as a result of the termination of the Term Loan and Revolving Credit Facility. See Note I to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

(5)	Our interest rate swap agreement expired on September 30, 2008.

(6)
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Adjusted EBITDA is EBITDA adjusted for goodwill impairment and for loss on early extinguishment of debt. There was no goodwill impairment or loss on early extinguishment of debt in fiscal years 2008 and 2007; therefore, Adjusted EBITDA equals EBITDA for those years. As we are highly leveraged and as our equity is not publicly-traded, management believes that the non-GAAP measures, EBITDA and Adjusted EBITDA, are useful in evaluating our results and provide additional information for determining our ability to meet debt service requirements. That belief is driven by the consistent use of the measures in the computations used to establish the value of our equity over the past 15 years and the fact that our debt covenants also use those measures, as further described later in this Item, to measure and monitor our financial results. Due to the importance of EBITDA and Adjusted EBITDA to our equity and debt holders, our chief operating decision makers and other members of management use EBITDA and Adjusted EBITDA to measure our overall performance, to assist in resource allocation decision-making, to develop our budget goals, to determine incentive compensation goals and payments, and to manage other expenditures among other uses.

With respect to covenant compliance calculations, EBITDA, as defined in the Pre-Petition ABL Credit Agreement (hereinafter, referred to as “Credit Facility EBITDA”), includes additional adjustments to EBITDA. Credit Facility EBITDA is defined in the Pre-Petition ABL Credit Agreement as: (1) consolidated net income, as defined therein; plus (2) the following items, to the extent deducted from consolidated net income: (a) income tax expense; (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness; (c) depreciation and amortization expense; (d) amortization of intangibles and organization costs; (e) any non-cash extraordinary, unusual or non-recurring expenses or losses; (f) any other non-cash charges; and (g) charges incurred on or prior to September 30, 2010 in connection with the restricted stock plan not to exceed $5.0 million in the aggregate; minus (3) the following items, to the extent included in the statement of net income for such period; (i) interest income; (ii) any extraordinary, unusual or non-recurring income or gains; and (iii) any other non-cash income. Credit Facility EBITDA is utilized when calculating the pro forma fixed charge coverage ratio under the Pre-Petition ABL Credit Agreement. The pro forma consolidated coverage ratio under the indentures to the Pre-Petition Senior Discount Notes, the Senior Subordinated Notes and the Pre-Petition Senior Secured Notes uses EBITDA and the indentures define EBITDA similar to Credit Facility EBITDA except that charges incurred in connection with the restricted stock plan are not added back to consolidated net income. See Note I to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, for disclosure of certain of our financial covenants.

There are material limitations associated with the use of EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to net cash flows from operating activities or net income as determined by accounting principles generally accepted in the United States of America (“GAAP”). Furthermore, EBITDA and Adjusted EBITDA do not necessarily indicate whether cash flows will be sufficient for cash requirements because the measures do not include reductions for cash payments for our obligation to service our debt, fund our working capital, make capital expenditures and make acquisitions or pay our income taxes and dividends; nor are they a measure of our profitability because they do not include costs and expenses such as interest, taxes, depreciation, amortization, goodwill impairment, and loss on early extinguishment of debt, which are significant components in understanding and assessing our financial performance. Even with these limitations, we believe EBITDA and Adjusted EBITDA, when viewed with both our GAAP results and the reconciliations to operating cash flows and net income, provide a more complete understanding of our business than otherwise could be obtained absent this disclosure. EBITDA and Adjusted EBITDA measures presented may not be comparable to similarly titled measures presented by other companies.

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

	Fiscal Years Ended
	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Net income (loss)	(98,310)	2,311	(100,494)	7,216	7,893

Interest expense, net	51,028	49,225	41,278	40,525	38,992
Income tax expense (benefit)	(3,497)	(532)	4,289	4,558	5,700
Depreciation and amortization	17,205	19,370	18,987	17,652	15,529

EBITDA	(33,574)	70,374	(35,940)	69,951	68,114

Goodwill impairment	89,000	—	106,972	—	—
Loss on early extinguishment of debt	—	3,066	—	—	—

Adjusted EBITDA (6)	$55,426	$73,440	$71,032	$69,951	$68,114

Share-based compensation	448	1,107	1,288	1,041	997
Interest income	176	180	427	1,332	1,643
Provision for losses on receivables	2,194	1,399	1,367	468	834
Cash paid for interest	(44,905)	(37,572)	(39,124)	(31,755)	(31,388)
Cash (paid) refunded for income taxes	1,278	(3,155)	(9,930)	(13,031)	(6,551)
(Gain) loss on disposal of assets	(132)	235	125	285	(1)
Changes in operating assets and liabilities, net of effect of acquisitions (10)	(1,658)	(4,803)	1,171	(7,190)	(6,132)

Net Cash Flows from Operating Activities	$12,827	$30,831	$26,356	$21,101	$27,516

(7)	Business acquisition expenditures represent established businesses purchased by us.

(8)
Working capital is defined as current assets minus current liabilities. NBC’s three Pre-Petition principal tranches of debt (the Pre-Petition Senior Secured Notes, the Pre-Petition ABL Facility and the Pre-Petition Senior Subordinated Notes) each were set to mature within a period of six months of each other. The Pre-Petition ABL Facility was set to mature on the earlier of October 2, 2012 or the date that was 91 days prior to the earliest maturity of the Pre-Petition Senior Secured Notes (which were set to mature on December 1, 2011), the Pre-Petition Senior Subordinated Notes (which were set to mature on March 15, 2012), the Pre-Petition Senior Discount Notes (which were set to mature on March 15, 2013), or any refinancing thereof, effectively September 1, 2011. See Notes C and I to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

(9)
In conjunction with the Pre-Petition Senior Credit Facility amendment in February, 2009, we issued 10,000 shares of preferred stock. See Note K to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

(10)
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussions should be read in conjunction with the consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data, and other information in this Annual Report on Form 10-K.
Executive Summary
Overview
Acquisitions. Our Bookstore Division continues to grow its number of bookstore locations through acquisitions and start-up locations. We acquired six bookstore locations and initiated the contract-management of thirteen bookstore locations in fifteen separate transactions and established the start-up of two bookstore locations during the fiscal year ended March 31, 2011. We believe there are attractive opportunities for us to continue to expand our chain of bookstores across the country.
Revenue Results. Consolidated revenues for the fiscal year ended March 31, 2011 decreased $7.1 million, or 1.2%, from the fiscal year ended March 31, 2010. This decrease was primarily due to a decrease in revenues in the Textbook and Bookstore Divisions. Revenues in the Textbook Division decreased primarily as a result of a decrease in units sold. Revenues decreased in the Bookstore Division primarily due to a decrease in same-store sales.
Adjusted EBITDA Results. Consolidated Adjusted EBITDA for the fiscal year ended March 31, 2011 decreased $18.0 million, or 24.5%, from the fiscal year ended March 31, 2010. The Adjusted EBITDA decrease is primarily attributable to a decrease in our Bookstore Division Adjusted EBITDA. Adjusted EBITDA in the Bookstore Division was down due primarily to lower revenues and higher selling, general and administrative expenses. Adjusted EBITDA in the Textbook Division was also down due primarily to lower revenues and higher selling, general and administrative expenses. EBITDA and Adjusted EBITDA are considered non-GAAP measures, and therefore you should refer to the more detailed explanation of these measures that is provided later in this Item.
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Adjusted EBITDA is EBITDA adjusted for goodwill impairment and for loss on early extinguishment of debt. As we are highly-leveraged and as our equity is not publicly-traded, management believes that the non-GAAP measures, EBITDA and Adjusted EBITDA, are useful in evaluating our results and provide additional information for determining our ability to meet debt service requirements. That belief is driven by the consistent use of the measures in the computations used to establish the value of our equity over the past 15 years and the fact that our debt covenants also use those measures, as further described later in this Item, to measure and monitor our financial results. Due to the importance of EBITDA and Adjusted EBITDA to our equity and debt holders, our chief operating decision makers and other members of management use EBITDA and Adjusted EBITDA to measure our overall performance, to assist in resource allocation decision-making, to develop our budget goals, to determine incentive compensation goals and payments, and to manage other expenditures among other uses.
With respect to covenant compliance calculations, Credit Facility EBITDA, as defined in the Pre-Petition ABL Credit Agreement, included additional adjustments to EBITDA. Credit Facility EBITDA was defined in the Pre-Petition ABL Credit Agreement as: (1) consolidated net income, as defined therein; plus (2) the following items, to the extent deducted from consolidated net income: (a) income tax expense; (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness; (c) depreciation and amortization expense; (d) amortization of intangibles and organization costs; (e) any non-cash extraordinary, unusual or non-recurring expenses or losses; (f) any other non-cash charges; and (g) charges incurred on or prior to September 30, 2010 in connection with the restricted stock plan not to exceed $5.0 million in the aggregate; minus (3) the following items, to the extent included in the statement of net income for such period; (i) interest income; (ii) any extraordinary, unusual or non-recurring income or gains; and (iii) any other non-cash income. Credit Facility EBITDA was utilized when calculating the pro forma fixed charge coverage ratio under the Pre-Petition ABL Credit Agreement. The pro forma consolidated coverage ratio under the indentures to the Pre-Petition Senior Discount Notes, the Pre-Petition Senior Subordinated Notes and the Pre-Petition Senior Secured Notes used EBITDA and the indentures defined EBITDA similar to Credit Facility EBITDA except that charges incurred in connection with the restricted stock plan were not added back to consolidated net income. The DIP Credit Agreement also defines EBITDA similar to the Pre-Petition ABL Credit Agreement except that it excludes professional fees related to the reorganization and proceedings under chapter 11. See Note I to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, for disclosure of certain of our financial covenants.

There are material limitations associated with the use of EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to net cash flows from operating activities or net income as determined by GAAP. Furthermore, EBITDA and Adjusted EBITDA do not necessarily indicate whether cash flows will be sufficient for cash requirements because the measures do not include reductions for cash payments for our obligation to service our debt, fund our working capital, make capital expenditures and make acquisitions or pay our income taxes and dividends; nor are they a measure of our profitability because they do not include costs and expenses such as interest, taxes, depreciation, amortization, goodwill impairment, and loss on early extinguishment of debt, which are significant components in understanding and assessing our financial performance. Even with these limitations, we believe EBITDA and Adjusted EBITDA, when viewed with both our GAAP results and the reconciliations to operating cash flows and net income, provide a more complete understanding of our business than otherwise could be obtained absent this disclosure. EBITDA and Adjusted EBITDA measures presented may not be comparable to similarly titled measures presented by other companies.
Reorganization under Chapter 11 of the U.S. Bankruptcy Code
On the Petition Date, we filed voluntary petitions for reorganization relief under the Bankruptcy Code in the Court. The Chapter 11 Proceedings are being jointly administered as Case No. 11-12005 under the caption “In re Nebraska Book Company Inc., et al.” We continue to operate our business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
The Chapter 11 Proceedings were initiated in response to our inability to fully refinance our existing debt and vendors’ unwillingness to extend credit to us under normal terms due to refinancing uncertainties. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over our property. Subsequent to the Petition Date, we received approval from the Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize our operations including employee obligations, tax matters, and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, and certain other pre-petition claims. Additionally, we have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business.
Chapter 11 Financing
We are currently funding post-petition operations under a $200.0 million DIP Credit Agreement, consisting of a $125.0 million DIP Term Loan Facility and a $75.0 million DIP Revolving Facility.
Plan of Reorganization
To successfully emerge from the Chapter 11 Proceedings, in addition to obtaining exit financing, the Court must confirm a plan of reorganization, which determines the rights and satisfaction of claims of various creditors and security holders. The plan of reorganization and related disclosure statement (the “Disclosure Statement”) will outline a proposal for the settlement of claims against us based on an estimate of the overall enterprise value. On June 27, 2011, we filed with the Court a restructuring support agreement, which contained a proposed plan of reorganization (the “Plan”). The Plan calls for the issuance of new senior secured notes, new senior unsecured notes and the split of new common equity interests in us between the holders of the Pre-Petition Senior Subordinated Notes (78%) and the holders of the Pre-Petition Senior Discount Notes (22%). The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation of a plan of reorganization.
Because a Court confirmed plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders, the ultimate settlement of such claims are subject to various uncertainties. Accordingly, no assurance can be provided as to what values, if any, will be ascribed in the Chapter 11 Proceedings to these or any other constituencies in regards to what types or amounts of distributions, if any, will be received. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed without acceptance by all constituents and without the receipt or retention of any property on account of all interests under the plan. Under any Plan, our presently outstanding equity securities could have no value and be canceled and we urge that caution be exercised with respect to existing and future investments in any security of ours. See the discussion of certain risks and uncertainties related to our Chapter 11 Proceedings and reorganization at Item 1A, Risk Factors.

Challenges and Expectations
We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past and, in addition, new and different challenges and opportunities. We have experienced, and we believe we will continue to experience, increasing competition from alternative sources of textbooks for students, including renting of textbooks from both online and local campus marketplace competitors and alternative media, increasing competition for the supply of used textbooks from other companies, including other textbook wholesalers and from student-to-student transactions, competition for contract-management opportunities and other challenges. We also believe that although there continues to be attractive opportunities related to contract-management of bookstores, we may not be successful in competing for contracts to manage additional institutional bookstores. Finally, we are uncertain what impact the current economy might have on our business. We expect that our capital expenditures will remain modest for a company of our size.
Fiscal Year Ended March 31, 2011 Compared With Fiscal Year Ended March 31, 2010.
Revenues. Revenues for the fiscal years ended March 31, 2011 and 2010 and the corresponding change in revenues were as follows:

	Fiscal Years Ended		Change
	March 31, 2011	March 31, 2010	Amount	Percentage
Bookstore Division	$468,536,378	$472,492,275	$(3,955,897)	(0.8)%
Textbook Division	135,498,618	140,592,220	(5,093,602)	(3.6)%
Complementary Services Division	35,397,826	35,470,836	(73,010)	(0.2)%
Intercompany Eliminations	(41,002,655)	(43,061,718)	2,059,063	(4.8)%

	$598,430,167	$605,493,613	$(7,063,446)	(1.2)%

For the fiscal year ended March 31, 2011, Bookstore Division revenues decreased $4.0 million, or 0.8%, from the fiscal year ended March 31, 2010. The decrease in Bookstore Division revenues was attributable to a decrease in same-store sales and to a decrease in revenues as a result of certain store closings, which were partially offset by additional revenues from new bookstores. Same-store sales for the fiscal year ended March 31, 2011 decreased $31.4 million, or 6.9%, from the fiscal year ended March 31, 2010, primarily due to decreased new and used textbook revenues. The same-store sale decrease in new and used textbooks is partly attributable to the rental program implemented in the fourth quarter of fiscal 2010 in our off-campus bookstores and extended to all of our bookstores in fiscal 2011. The rental amount for a textbook is less than the sales amount, which results in lower textbook revenues. If the books rented would have been sold instead, we estimate that same-store sales would have been approximately $15.7 million higher, lowering the same-store sales decrease to 3.4% for the current fiscal year. We define same-store sales for the fiscal year ended March 31, 2011 as sales, including internet sales, from any store, even if expanded or relocated, that has been operated by us since the start of fiscal year 2010. In addition, revenues declined $4.1 million as a result of certain lost contract-managed stores and store closings since April 1, 2009. We have added 41 bookstore locations through acquisitions or start-ups since April 1, 2009. The new bookstores provided an additional $31.6 million of revenue for the fiscal year ended March 31, 2011.
For the fiscal year ended March 31, 2011, Textbook Division revenues decreased $5.1 million, or 3.6%, from the fiscal year ended March 31, 2010, due to an approximate 4.2% decrease in units sold primarily as a result of a decrease in our supply of textbooks and an approximate 0.6% decrease in the average price per book sold primarily as a result of a decrease in higher demand, higher priced textbooks available for sale, which were partially offset by an increase in revenues from textbook rentals to third-parties as a result of an increase in student demand for textbook rentals. Complementary Services Division revenues decreased $0.1 million, or 0.2%, from the year ended March 31, 2010, as decreases in the distance education business were mostly offset by an increase in revenues from our systems and e-commerce businesses. Intercompany eliminations for the fiscal year ended March 31, 2011 decreased $2.1 million from the fiscal year ended March 31, 2010.
Gross profit. Gross profit for the fiscal year ended March 31, 2011 decreased $3.0 million, or 1.3%, to $232.3 million from $235.3 million for the fiscal year ended March 31, 2010. The decrease in gross profit was primarily attributable to the decrease in revenues in the Bookstore Division. The consolidated gross margin percentage decreased slightly to 38.8% for the fiscal year ended March 31, 2011 from 38.9% for the fiscal year ended March 31, 2010 primarily due to a small decrease in gross margin percentage in the Bookstore Division.

Selling, general and administrative expenses. Selling, general and administrative expenses for the fiscal year ended March 31, 2011 increased $14.9 million, or 9.3%, to $176.8 million from $161.9 million for the fiscal year ended March 31, 2010. Selling, general and administrative expenses as a percentage of revenues were 29.6% and 26.7% for the fiscal years ended March 31, 2011 and 2010, respectively. The increase in selling, general and administrative expenses includes a $3.7 million increase in shipping and commission expense primarily due to increased sales on the internet involving third-party websites, a $3.3 million increase in rent expense primarily due to an increase in the number of bookstores, a $2.6 million increase in consulting services related to refinancing efforts, expense reduction and top line growth initiatives such as inventory and pricing optimization, and a $2.1 million increase in personnel expenses primarily related to $1.6 million in personnel costs resulting from a voluntary early retirement plan and severance expenses. Also included in selling, general and administrative expenses were $0.4 million and $1.1 million of share-based compensation expense for the fiscal years ended March 31, 2011 and 2010, respectively.
Earnings before interest, taxes, depreciation, amortization, goodwill impairment, and loss on early extinguishment of debt (Adjusted EBITDA). Adjusted EBITDA for the fiscal years ended March 31, 2011 and 2010 and the corresponding change in Adjusted EBITDA were as follows:

	Fiscal Years Ended		Change
	March 31, 2011	March 31, 2010	Amount	Percentage
Bookstore Division	33,905,906	$45,685,171	$(11,779,265)	(25.8)%
Textbook Division	$34,710,745	37,050,519	(2,339,774)	(6.3)%
Complementary Services Division	2,764,283	2,301,001	463,282	20.1%
Corporate Administration	(15,955,066)	(11,597,268)	(4,357,798)	(37.6)%

	$55,425,868	$73,439,423	$(18,013,555)	(24.5)%

Bookstore Division Adjusted EBITDA decreased $11.8 million, or 25.8%, primarily due to lower revenues and to higher selling, general and administrative expenses. The $2.3 million, or 6.3%, decrease in Textbook Division Adjusted EBITDA was primarily due to the previously mentioned decrease in revenues and to higher selling, general and administrative expenses. Complementary Services Division Adjusted EBITDA increased $0.5 million primarily due to improved results in our systems business which was mostly offset by lower results in our distance education business. Corporate Administration’s Adjusted EBITDA loss increased $4.4 million primarily due to a $2.5 million increase in consulting services and $1.6 million of costs associated with a voluntary early retirement program and severance expense.

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

	Fiscal Years Ended
	March 31, 2011	March 31, 2010
Net income (loss)	(98,309,733)	2,311,287

Interest expense, net	51,027,654	49,224,513
Income tax benefit	(3,496,878)	(532,388)
Depreciation and amortization	17,204,825	19,370,252

EBITDA	(33,574,132)	70,373,664

Goodwill impairment	89,000,000	—
Loss on early extinguishment of debt	—	3,065,759

Adjusted EBITDA (1)	$55,425,868	$73,439,423

Share-based compensation	447,826	1,106,882
Interest income	175,859	180,709
Provision for losses on receivables	2,193,739	1,399,466
Cash paid for interest	(44,905,405)	(37,572,221)
Cash (paid) refunded for income taxes	1,278,671	(3,155,473)
(Gain) loss on disposal of assets	(131,591)	235,803
Changes in operating assets and liabilities, net of effect of acquisitions (2)	(1,657,825)	(4,803,359)

Net Cash Flows from Operating Activities	$12,827,142	$30,831,230

Net Cash Flows from Investing Activities	$(16,306,546)	$(8,765,940)

Net Cash Flows from Financing Activities	$(1,045,841)	$(5,131,133)

(1)
March 31, 2011 Adjusted EBITDA includes an adjustment for goodwill impairment and March 31, 2010 Adjusted EBITDA includes an adjustment for loss on early extinguishment of debt. See Note G and Note I to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

(2)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Amortization expense. Amortization expense for the fiscal year ended March 31, 2011 decreased $2.3 million to $8.6 million from $10.9 million for the fiscal year ended March 31, 2010, primarily due to a decrease in amortization of software development costs primarily as a result of certain capitalized technologies becoming fully amortized and to a decrease in amortization of covenant not to compete agreements arising from bookstore acquisitions primarily as a result of expiration of the agreements.
Goodwill impairment. During the fourth quarter of 2011, we recognized a non-cash charge of $89.0 million related to the impairment of goodwill. The impairment, which was determined during our 2011 annual impairment testing of goodwill conducted at March 31, was primarily due to lower operating results as discussed earlier. No impairment charge was recorded for the year ended March 31, 2010. See the Goodwill and Intangible Assets critical accounting policy later in this Item.

Interest expense, net. Interest expense, net for the fiscal year ended March 31, 2011 increased $1.8 million, or 3.7%, to $51.0 million from $49.2 million for the fiscal year ended March 31, 2010, due primarily to a $1.3 million increase in interest on the Pre-Petition Senior Secured Notes, which replaced the Term Loan, and a $0.8 million increase in amortization of additional prepaid loan costs related to the issuance of the Pre-Petition Senior Secured Notes and entering into the Pre-Petition ABL Credit Agreement in October of 2009.
Loss on early extinguishment of debt. The loss on extinguishment of debt of $3.1 million for the fiscal year ended March 31, 2010 relates to the write-off of debt issue costs as a result of the termination of the Term Loan and Revolving Credit Facility in October of 2009.
Income taxes. Income tax benefit for the fiscal year ended March 31, 2011 increased $3.0 million to $3.5 million from $0.5 million for the fiscal year ended March 31, 2010. Our effective tax rate for the fiscal years ended March 31, 2011 and 2010 was 3.4% and (29.9)%, respectively. Our effective tax rate for the fiscal year 2011 differs from the statutory tax rate primarily as a result of a pre-tax earnings charge for non-deductible goodwill impairment. Excluding the impact of the goodwill impairment charge, which was all attributed to non-deductible goodwill and as such is treated as a permanent difference for income tax purposes, our effective tax rate would have been 33.2% for the fiscal year ended March 31, 2011. Our effective tax rate for fiscal year 2010 differs from the statutory tax rate primarily due to the adjustment of the deferred tax rate and the change in NOL carryforward benefit. The effective tax rate would have been 72.3% without the effect of the adjustment to the deferred tax rate and change in NOL carryforward benefit. The high effective tax rate in fiscal year 2010 was due to relatively low pre-tax income and to certain states taxing on a gross receipts methodology and increased interest expense which is not deductible in some states for state taxes.
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

For the fiscal year ended March 31, 2010, Bookstore Division revenues increased $0.5 million, or 0.1%, from the fiscal year ended March 31, 2009. The increase in Bookstore Division revenues was primarily attributable to the addition of 44 bookstore locations through acquisitions or start-ups since April 1, 2008. The new bookstores provided an additional $21.6 million of revenue for the fiscal year ended March 31, 2010. Same-store sales for the fiscal year ended March 31, 2010 decreased $11.5 million, or 2.6%, from the fiscal year ended March 31, 2009, primarily due to decreased new and used textbook revenue and to a smaller decrease in clothing and insignia wear revenues. The same-store sales decrease in new and used textbooks is partly attributable to the rental program implemented in the fourth quarter of fiscal 2010 in our off-campus bookstores. If the textbooks rented would have been sold instead, we estimate that same-store sales would have been approximately $4.4 million higher, lowering the same-store sales decrease to 1.6% for the current fiscal year. We define same-store sales for the fiscal year ended March 31, 2010 as sales, including internet sales, from any store, even if expanded or relocated, that has been operated by us since the start of fiscal year 2009. Finally, revenues declined $9.6 million as a result of certain lost contract-managed bookstores and store closings since April 1, 2008.
For the fiscal year ended March 31, 2010, Textbook Division revenues decreased $6.7 million, or 4.5%, from the fiscal year ended March 31, 2009 due primarily to an approximate 4.8% decrease in units sold, which was slightly offset by an approximate 0.2% increase in the average price per book sold and an increase in revenues from textbook rentals to third-parties. Complementary Services Division revenues increased $1.2 million, or 3.6%, from the year ended March 31, 2009, as increases in the distance education and e-commerce services businesses were mostly offset by a decrease in revenues from our consulting business. Intercompany eliminations for the fiscal year ended March 31, 2010 decreased $0.2 million from the fiscal year ended March 31, 2009.

Gross profit. Gross profit for the fiscal year ended March 31, 2010 decreased $4.0 million, or 1.7%, to $235.3 million from $239.3 million for the fiscal year ended March 31, 2009. The decrease in gross profit was primarily attributable to the decrease in revenues in the Textbook Division. The consolidated gross margin percentage decreased slightly to 38.9% for the fiscal year ended March 31, 2010 from 39.2% for the fiscal year ended March 31, 2009 primarily due to a decrease in the gross margin percentage in the Textbook Division.
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

Bookstore Division Adjusted EBITDA increased $1.7 million, or 3.8%, primarily due to lower selling, general and administrative expenses. The $2.0 million, or 5.0%, decrease in Textbook Division Adjusted EBITDA was primarily due to the previously mentioned decrease in revenues and gross profit, which were partially offset by a decrease in selling, general and administrative expenses primarily as a result of cost cutting measures implemented during the last quarter of fiscal 2009. Complementary Services Division Adjusted EBITDA increased $1.0 million primarily due to improved results in our e-commerce and distance education businesses which were partially offset by lower results in our consulting business. Corporate Administration’s Adjusted EBITDA loss decreased $1.7 million primarily due to expenses incurred in the prior year that were not incurred again in fiscal 2010, including $1.1 million of costs associated with a voluntary early retirement program and severance.

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

	Fiscal Years Ended
	March 31, 2010	March 31, 2009
Net income (loss)	2,311,287	(100,494,023)

Interest expense, net	49,224,513	41,279,082
Income tax expense (benefit)	(532,388)	4,288,620
Depreciation and amoritzation	19,370,252	18,986,651

EBITDA	70,373,664	(35,939,670)

Goodwill impairment	—	106,972,000
Loss on early extinguishment of debt	3,065,759	—

Adjusted EBITDA (1)	$73,439,423	$71,032,330

Share-based compensation	1,106,882	1,288,543
Interest income	180,709	426,536
Provision for losses on receivables	1,399,466	1,366,979
Cash paid for interest	(37,572,221)	(39,123,694)
Cash paid for income taxes	(3,155,473)	(9,930,165)
Loss on disposal of assets	235,803	124,871
Changes in operating assets and liabilities, net of effect of acquisitions (2)	(4,803,359)	1,170,551

Net Cash Flows from Operating Activities	$30,831,230	$26,355,951

Net Cash Flows from Investing Activities	$(8,765,940)	$(14,898,403)

Net Cash Flows from Financing Activities	$(5,131,133)	$3,254,464

(1)
March 31, 2010 Adjusted EBITDA includes an adjustment for loss on early extinguishment of debt and March 31, 2009 Adjusted EBITDA includes an adjustment for goodwill impairment. See Note G and Note I to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

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

Interest expense, net. Interest expense, net for the fiscal year ended March 31, 2010 increased $7.9 million, or 19.2%, to $49.2 million from $41.3 million for the fiscal year ended March 31, 2009, due primarily to a $5.7 million increase in interest on the Term Loan and Pre-Petition Senior Secured Notes mainly due to higher interest rates and a $2.6 million increase in amortization of additional prepaid loan costs related to the issuance of the Pre-Petition Senior Secured Notes and entering into the Pre-Petition ABL Credit Agreement. These increases were partially offset by a $0.6 million decline in interest on the Revolving Credit Facility due to lower outstanding indebtedness.
Loss on early extinguishment of debt. The loss on early extinguishment of debt of $3.1 million for the fiscal year ended March 31, 2010 relates to the write-off of debt issue costs as a result of the termination of the Term Loan and Revolving Credit Facility.
Income taxes. Income tax benefit for the fiscal year ended March 31, 2010 increased $4.8 million to $0.5 million from an expense of $4.3 million for the fiscal year ended March 31, 2009. Our effective tax rate for the fiscal years ended March 31, 2010 and 2009 was (29.9)% and (4.5) %, respectively. Our effective tax rate for fiscal year 2010 differs from the statutory tax rate primarily due to the adjustment to the deferred tax rate and change in NOL carryforward benefit. The effective tax rate would have been 72.3% without the effect of the adjustment to the deferred tax rate and change in NOL carryforward benefit. The high effective tax rate in fiscal year 2010 was due to relatively low pre-tax income and to certain states taxing on a gross receipts methodology and increased interest expense which is not deductible in some states for state taxes. Our effective tax rate for fiscal 2009 differs from the statutory tax rate primarily as a result of a pre-tax earnings charge for non-deductible goodwill impairment. Excluding the impact of the goodwill impairment charge, which was all attributable to non-deductible goodwill and as such is treated as a permanent difference for income tax purposes, our effective tax rate would have been 39.8% for the fiscal year ended March 31, 2009.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to returns, bad debts, inventory valuation and obsolescence, goodwill and intangible assets, rebate programs, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of the consolidated financial statements:
Revenue Recognition. We recognize revenue from Textbook Division sales at the time of shipment. We have established a program which, under certain conditions, enables our customers to return textbooks. We record reductions to revenue and costs of sales for the estimated impact of textbooks with return privileges which have yet to be returned to the Textbook Division. External customer returns over the past three fiscal years have ranged from approximately 22.9% to 26.4% of sales. Additional reductions to revenue and costs of sales may be required if the actual rate of returns exceeds the estimated rate of returns. Consistent with prior years, the estimated rate of returns is determined utilizing actual historical return experience. The accrual rate for customer returns at March 31, 2011 was approximately 26.2% of Textbook Division gross external sales with estimated product returns at March 31, 2011 of $4.9 million.
Bad Debts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Consistent with prior years, in determining the adequacy of the allowance, we analyze the aging of the receivable, the customer’s financial position, historical collection experience, and other economic and industry factors. Net charge-offs over the past three fiscal years have been between $1.1 million and $2.2 million, or 0.2% to 0.5%, of revenues. We have maintained an allowance for doubtful accounts of approximately $1.3 million, or 0.3%, of revenues over the past three fiscal years. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation and Obsolescence. Inventories, including rental inventory, are stated at the lower of cost or market. The cost of used textbook inventories is determined using the weighted-average method. Our Bookstore Division uses the retail inventory method to determine cost for new textbooks and non-textbook inventories. The cost of other inventories is determined on a first-in, first-out cost method. Consistent with prior years, we account for inventory obsolescence based upon assumptions about future demand and market conditions. At March 31, 2011, used textbook inventory was subject to an obsolescence reserve of $2.4 million. The obsolescence reserve at March 31, 2010 and 2009 was $2.3 million and $2.4 million, respectively. If actual future demand or market conditions are less favorable than those projected by us, inventory write-downs may be required. In determining inventory adjustments, we consider amounts of inventory on hand, projected demand, new editions, and industry factors.
Goodwill and Intangible Assets. The March 4, 2004 Transaction and our acquisitions of college bookstores result in the application of the acquisition method of accounting as of the acquisition date. In certain circumstances, our management performs valuations where appropriate to determine the fair value of assets acquired and liabilities assumed. The goodwill in such transactions is determined by calculating the difference between the consideration transferred and the fair value of net assets acquired. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including the Intangibles — Goodwill and Other and the Property, Plant and Equipment Topics of the FASB ASC. In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually at March 31 and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We are required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. We evaluate goodwill at the reporting unit level and have identified our reportable segments, the Textbook Division, Bookstore Division and Complementary Services Division, as our reporting units. Our reporting units are determined based on the way management organizes the segments for making operating decisions and assessing performance. Management has organized our reporting segments based upon differences in products and services provided. The Bookstore Division and Textbook Division reporting units have been assigned goodwill and are thus required to be tested for impairment.
In the first step of our goodwill impairment test conducted at March 31, 2011, fair value was determined using a combination of the market approach, based primarily on a multiple, and the income approach, based on a discounted cash flow model. In applying weights to the methods used at March 31, 2011, we believe that the discounted cash flow model captures our estimates regarding the results of our future prospects, however, we also considered the market’s expectations based on observable market information. The multiple approach requires that we estimate a certain valuation multiple of revenue and EBITDA for each reporting unit derived from comparable companies to estimate the fair value of the reporting unit. The discounted cash flow model discounts projected cash flows for each reporting unit to present value and includes critical assumptions such as long-term growth rates, projected revenues and earnings and cash flow forecasts for the reporting units, as well as an appropriate discount rate. Discount rates were determined separately for each reporting unit by estimating the weighted average cost of capital using the capital asset pricing model. The multiples applied to our trailing twelve month and next twelve month revenue were 0.3x and 0.4x and to EBITDA were 7.2x and 6.9x, respectively, for the Bookstore Division. The multiples applied to our trailing twelve month and next twelve month revenue were 1.1x and 1.0x and to EBITDA were 5.3x and 5.2x, respectively, for the Textbook Division. The discounted cash flow model assumed a discount rate of 12.5% and 11.6% for the Bookstore and Textbook Divisions, respectively, based on the weighted-average cost of capital derived from public companies considered to be reasonably comparable to ours. The discounted cash flow model also assumed a terminal growth rate of 3.5% and 1.0% for Bookstore and Textbook Divisions, respectively.
Estimated fair value for our goodwill impairment test conducted for fiscal years ended March 31, 2010 and 2009 was determined using the market approach based primarily on comparable company EBITDA multiples. The fair value was also calculated using the income approach, based on a discounted cash flow model, and was compared to and supported the fair value based upon the EBITDA multiple approach. We believe the methods used in the past and the method used at March 31, 2011 have relative merits but using a weighting of the market and income approaches provides a better estimate of fair value.
If we fail the first step of the goodwill impairment test, we are required, in the second step, to estimate the fair value of reporting unit assets and liabilities, including intangible assets, to derive the fair value of the reporting unit’s goodwill.

We determined in the first step of our goodwill impairment test conducted at March 31, 2011 that the carrying values of the Bookstore and Textbook Divisions exceed their fair values, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill for each reporting unit by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill and debt (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. Appraisals were used to estimate fair value of our property and equipment, the excess earnings income approach was used to estimate fair value for Customer Relationships in the Textbook Division and the relief from royalty market approach was used to estimate fair value for Tradename in the Textbook Division. Carrying value was assumed to approximate fair value for all other assets and liabilities due to their short-term nature. As a result, we recorded an impairment charge of $89.0 million. The carrying value of goodwill in excess of the implied fair value was approximately $62.0 million and $27.0 million for the Bookstore and Textbook Divisions, respectively. Remaining goodwill at March 31, 2011 assigned to the Bookstore Division was $121.8 million and to the Textbook Division was $7.6 million.
The use of different assumptions, estimates, or judgments in either step of the goodwill impairment testing process could materially increase or decrease the fair value of the reporting unit and/or its net assets and, accordingly, could materially increase or decrease any related impairment charge. If we had used a growth rate and discount rate that were increased or decreased by 50 basis points and EBITDA and revenue multiples that were increased or decreased by 10.0%, we would have recorded an impairment charge as low as $38.0 million or as high as $82.0 million in the Bookstore Division and as low as $12.0 million or as high as $40.0 million in the Textbook Divisions.
In fiscal 2010, we identified no goodwill impairment. At March 31, 2010, the fair value of the Textbook Division exceeded the carrying value of $210.7 million by 4.8% and the Bookstore Division fair value exceeded the carrying value of $244.5 million by 4.7%.
In fiscal 2009, we recorded goodwill impairment of $107.0 million, of which $40.0 million and $67.0 million were charged to the Bookstore and Textbook Divisions, respectively.
The impairment test for intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The impairment evaluation for indefinite lived intangible assets, which for us is our tradename, is conducted at March 31 each year or, more frequently, if events or changes in circumstances indicate that an asset might be impaired. Significant judgments and assumptions inherent in this analysis include assumptions about appropriate long-term growth rates, royalty rates, discount rate, and cash flow forecasts. The royalty rate and pre-tax discount rate used in this analysis were 3.8% and 13.6%, respectively. Such assumptions are subject to change as a result of changing economic and competitive conditions. If we had used a royalty rate and discount rate that were increased or decreased by 0.5% we still would have reached the same conclusion of no impairment. The estimated fair value of our tradename at March 31, 2011 exceeded the carrying value by approximately 34.0%. We conducted our annual assessment of indefinite lived intangibles in the fourth quarter and no impairment was indicated.
We are also required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets.
We monitor relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of our goodwill and identifiable intangibles. It is possible that changes in such circumstances, or in the numerous variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill and identifiable intangibles, including a further deterioration in our financial performance or the economy or debt markets or a significant delay in the expected recovery, could in the future require us to further write down a portion of our goodwill or write down a portion of our identifiable intangibles and record related non-cash impairment charges.
Accrued Incentives. Our Textbook Division offers certain incentive programs to its customers that allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. The rebates can be redeemed in a number of ways, including to pay for freight charges on textbooks sold to the customer or to pay for certain products or services we offer through our Complementary Services Division. The customer can also use the rebates to pay for the cost of textbooks sold by the Textbook Division to the customer; however, a portion of the rebates earned by the customer are forfeited if the customer chooses to use rebates in this manner. If the customer fails to comply with the terms of the program, rebates earned during the year are forfeited. Significant judgment is required in estimating the expected level of forfeitures on rebates earned. Although we believe that our estimates of anticipated forfeitures, which have consistently been based upon historical experience, are reasonable, actual results could differ from these estimates resulting in an ultimate redemption of rebates which differs from that which is reflected in accrued incentives in the consolidated financial statements. At March 31, 2011, actual forfeitures for the last three fiscal years ranged between 6.4% and 17.9% of total rebates earned within the same year. After adjusting for estimated forfeitures, rebates earned are accrued at a rate of approximately 13.5% of the dollar value of eligible textbooks purchased by the Textbook Division. Accrued incentives at March 31, 2011 were $5.8 million, including estimated forfeitures, however, if we accrued for rebates earned and unused as of March 31, 2011, assuming no forfeitures, our accrued incentives would have been $6.5 million.
Income Taxes. We account for income taxes by recording taxes payable or refundable for the current fiscal year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the consolidated financial statements or the consolidated income tax returns. Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets, and deferred tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the consolidated income tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be different from that which is reflected in the consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Financing Activities
Implications of Chapter 11 Proceedings
Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over our property. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. Substantially all of our pre-petition debt is in default, including $200.0 million principal amount due under the Pre-Petition Senior Secured Notes, $175.0 million principal amount under the Pre-Petition Senior Subordinated Notes and $77.0 million principal amount under the Pre-Petition Senior Discount Notes.
Information related to our debt and related agreements is set forth in Note I to the consolidated financial statements at Item 8, Financial Statements and Supplementary Data.
Pre-Petition Debt
On October 2, 2009, in conjunction with the completion of NBC’s offering of the Pre-Petition Senior Secured Notes and payment in full of the Term Loan, NBC entered into the Pre-Petition ABL Credit Agreement which provided for the Pre-Petition ABL Facility and replaced the Revolving Credit Facility, effectively terminating the Senior Credit Facility. The Pre-Petition ABL Facility was secured by a first priority interest in substantially all of our and our subsidiaries’ property and assets, which also secured the Pre-Petition Senior Secured Notes on a second priority basis. The Pre-Petition ABL Facility was scheduled to mature on the earlier of October 2, 2012 and the date that was 91 days prior to the earliest maturity of the Pre-Petition Senior Secured Notes (due December 1, 2011), the Pre-Petition Senior Subordinated Notes (due March 15, 2012), the Pre-Petition Senior Discount Notes (due March 15, 2013), or any refinancing thereof, effectively September 1, 2011. Borrowings under the Pre-Petition ABL Facility were subject to the Eurodollar interest rate, not to be less than 1.5%, plus an applicable margin ranging from 4.25% to 4.75%, or the base interest rate plus an applicable margin ranging from 3.25% to 3.75%. In addition, the applicable margin increased 1.5% during the time periods from April 15 to July 14 and from December 1 to January 29 of each year. There also was a commitment fee ranging from 0.75% to 1.0% for the daily average unused amount. Costs of $10.2 million associated with the issuance of the Pre-Petition Senior Secured Notes and entering into the Pre-Petition ABL Credit Agreement were capitalized as debt issue costs to be amortized to interest expense over the remaining life of the debt instruments. Debt issue costs of $3.1 million were written off as a result of the termination of the Term Loan and Revolving Credit Facility.
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

In conjunction with the Senior Credit Facility amendment on February 3, 2009, we entered into a Stock Subscription Agreement with NBC Holdings Corp. (“Holdings”), pursuant to which Holdings purchased 10,000 shares of a newly created series of our preferred stock, par value $0.01 per share, for $1,000 per share, for an aggregate purchase price of $10.0 million. Subject to applicable restrictions under our debt agreements, the holders of the preferred stock are entitled to receive mandatory cumulative dividends from the date of issuance at a rate of 15% of the liquidation preference, which is equal to $1,000 per share, as adjusted. The Series A Preferred Stock has a redemption feature that allows for redemption at the option of the holders of a majority of the shares, on occurrence of a Change of Control, at a redemption price per share equal to the liquidation preference plus accrued and unpaid dividends subject to the restrictions and limitations under our debt agreements.
Following our chapter 11 filing on June 27, 2011, our primary liquidity requirements are for debt service under the DIP Credit Agreement, for working capital, for income tax payments, and capital expenditures. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our revolving credit facility. At March 31, 2011, our total indebtedness was $454.1 million, consisting of a $75.0 million Pre-Petition ABL Facility which was unused at March 31, 2011, $200.0 million of Pre-Petition Senior Secured Notes with unamortized discount of $0.4 million, $175.0 million of Pre-Petition Senior Subordinated Notes, $77.0 million of Pre-Petition Senior Discount Notes, and $2.5 million of other indebtedness, including capital lease obligations.
Principal and interest payments under the Pre-Petition ABL Facility, the Pre-Petition Senior Secured Notes, the Pre-Petition Senior Subordinated Notes, and the Pre-Petition Senior Discount Notes represented significant liquidity requirements for us. An excess cash flow payment of $6.0 million for fiscal year ended March 31, 2009 under the Senior Credit Facility was paid in September 2009.
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
The Pre-Petition Senior Secured Notes required semi-annual interest payments at a fixed rate of 10.0% and were set to mature on December 1, 2011. Interest payments on the Pre-Petition Senior Secured Notes will be paid monthly while under chapter 11. The Pre-Petition Senior Subordinated Notes required semi-annual interest payments at a fixed rate of 8.625% and were set to mature on March 15, 2012. The Pre-Petition Senior Discount Notes required semi-annual cash interest payments commencing September 15, 2008 at a fixed rate of 11.0% and were set to mature on March 15, 2013. Interest payments on the Pre-Petition Senior Subordinated Notes and Senior Discount Notes ceased as of the Petition Date.
The DIP Credit Agreement requires monthly interest payments at a floating rate based upon the borrowing option selected.
Investing Cash Flows
Our capital expenditures were $5.7 million, $5.4 million and $8.0 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and miscellaneous warehouse improvements. The Pre-Petition ABL Credit Agreement did not have a limitation on capital expenditures other than as part of the fixed charge coverage ratio. We expect capital expenditures to be between $6.5 million and $7.5 million for fiscal year 2012.
Business acquisition and contract-management renewal expenditures were $9.5 million, $2.8 million and $6.3 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. During the fiscal year ended March 31, 2011, nineteen bookstore locations were acquired in fifteen separate transactions (thirteen of which were contract-managed locations). During the fiscal year ended March 31, 2010, fourteen bookstore locations were acquired in eleven separate transactions (all of which were contract-managed locations). During the fiscal year ended March 31, 2009, we acquired twenty-two bookstore locations in nineteen separate transactions (nineteen of which were contract-managed locations). Our ability to make acquisition expenditures was subject to certain restrictions under the Pre-Petition ABL Credit Agreement.

During the fiscal years ended March 31, 2011, 2010 and 2009, we capitalized $1.6 million, $0.6 million and $0.6 million, respectively, in software development costs associated with new software products and enhancements to existing software products.
In addition to the previously mentioned business acquisition and contract-management renewal expenditures, the contract-managed acquisition costs during prior years included $0.6 million of unpaid consideration. The purchase price of one of the bookstores during the fiscal year ended March 31, 2008 included $0.7 million of contingent consideration, which is paid to the previous owner on a monthly basis and is calculated as a percentage of revenues generated by the acquired bookstore each month. Such payments have totaled $0.4 million from purchase date through the fiscal year ended March 31, 2011.
Operating Cash Flows
Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the DIP Revolving Facility and DIP Term Loan Facility. Usage of the DIP Revolving Facility to meet our liquidity needs will fluctuate throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). For the fiscal year ended March 31, 2011, weighted-average borrowings under our pre-petition revolving credit facilities approximated $1.5 million, with actual borrowings ranging from a low of no borrowings to a high of $20.7 million. Net cash flows from operating activities for the fiscal year ended March 31, 2011 were $12.8 million, down $18.0 million from $30.8 million for the fiscal year ended March 31, 2010. The decrease in net cash flows from operating activities is due primarily to lower operating results, an increase in cash paid for interest primarily as a result of timing of cash interest payments on pre-petition debt, and payments in connection with shares issued under the 2005 Restricted Stock Plan, which vested on September 30, 2010. These decreases in cash flow from operations were partially offset by lower cash payments for income taxes and a lower investment in inventories due to the timing of publisher returns. Net cash flows from operating activities for the fiscal year ended March 31, 2010 were $30.8 million, up $4.4 million from $26.4 million for the fiscal year ended March 31, 2009. The increase in net cash flows from operations was due primarily to a decrease in accounts receivable as a result of a decrease in Bookstore Division receivables from publishers for returns and a decrease in income taxes paid during the fiscal year ended March 31, 2010. The increase in net cash flows was partially offset by an increase in payments for inventories partially due to increased rental book inventories in the Bookstore Division at March 31, 2010.
As of March 31, 2011, we had $56.4 million in cash available to help fund working capital requirements. At certain times of the year, we also invest in cash equivalents. Any investments in cash equivalents were subject to restrictions under the Pre-Petition ABL Credit Agreement. The Pre-Petition ABL Credit Agreement allowed investments in (1) certain short-term securities issued by, or unconditionally guaranteed by, the federal government, (2) certain short-term deposits in banks that have combined capital and surplus of not less than $500 million, (3) certain short-term commercial paper of issuers rated at least A-1 by Standard & Poor’s or P-1 by Moody’s, (4) certain money market funds which invest exclusively in assets otherwise allowable under the Pre-Petition ABL Credit Agreement and (5) certain other similar short-term investments. Although we invest in compliance with the restrictions under our credit agreement and generally seek to minimize the risk associated with investments by investing in investment grade, highly liquid securities, we cannot give assurances that the cash equivalents that are in or will be selected to be in our investment portfolio will not lose a portion of their value or become impaired in the future.
Covenant Restrictions
We have a substantial level of indebtedness. Our debt agreements impose significant financial restrictions, which could prevent us from incurring additional indebtedness and taking certain other actions and could result in all amounts outstanding being declared due and payable if we are not in compliance with such restrictions. Access to borrowings under the Pre-Petition ABL Facility was subject to the calculation of a borrowing base, which was a function of eligible accounts receivable and inventory, up to the maximum borrowing limit (less outstanding letters of credit). The Pre-Petition ABL Credit Agreement restricted our ability and the ability of certain of our subsidiaries to incur additional indebtedness, dispose of assets, make capital expenditures, investments, acquisitions, loans or advances and pay dividends, except that, among other things, NBC could pay dividends to us (i) in an amount not to exceed the amount of interest required to be paid on the Pre-Petition Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes we owed. In addition, under the Pre-Petition ABL Facility, if availability, as defined in the Pre-Petition ABL Credit Agreement, was less than the greater of 20% of the total revolving credit commitments and $15.0 million, we were required to maintain a fixed charge coverage ratio of at least 1.10x measured for the last twelve-month period on a pro forma basis in order to maintain access to funds under the Pre-Petition ABL Facility. At March 31, 2011, we had up to $75.0 million of total revolving credit commitments under the Pre-Petition ABL Facility (less outstanding letters of credit and subject to a borrowing base). The calculated borrowing base as of March 31, 2011 was $32.8 million, of which $0.7 million was outstanding under a letter of credit and $32.1 million was unused. At March 31, 2011, our pro forma fixed charge coverage ratio was 1.1x.

The indenture governing the Pre-Petition Senior Discount Notes restricted our ability and the ability of certain of our subsidiaries to pay dividends or make certain other payments, subject to certain exceptions, unless certain conditions were met, including (i) no default under the indenture had occurred, (ii) we and certain of our subsidiaries maintained a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the amount of the dividend or payment could not exceed 50% of aggregate income from January 1, 2004 to the end of the most recent fiscal quarter plus cash proceeds received from the issuance of stock less the aggregate of payments made under this restriction (the “Restricted Payment Calculation”). If we did not meet the preceding conditions, we could still pay dividends or make certain other payments up to $15.0 million in the aggregate. At March 31, 2011, our pro forma consolidated coverage ratio was 1.1 to 1.0 and the amount distributable under the Pre-Petition Senior Discount Notes was $15.0 million.
The indentures governing the Pre-Petition Senior Subordinated Notes and the Pre-Petition Senior Secured Notes contained similar restrictions on the ability of NBC and certain of its subsidiaries to pay dividends or make certain other payments. In addition, under the indentures to the Pre-Petition Senior Subordinated Notes and the Pre-Petition Senior Secured Notes, if there was no availability under the Restricted Payment Calculation, but NBC maintained the 2.0 to 1.0 consolidated coverage ratio on a pro forma basis, NBC could make dividends to us to meet the interest payments on the Pre-Petition Senior Discount Notes. If NBC did not maintain the 2.0 to 1.0 ratio on a pro forma basis, it could still make payments, including dividends to us, up to $15.0 million in the aggregate. At March 31, 2011, NBC’s pro forma consolidated coverage ratio calculated under the indenture to the Pre-Petition Senior Subordinated Notes was 1.3 to 1.0 and the ratio calculated under the indenture to the Pre-Petition Senior Secured Notes was 1.5 to 1.0. The pro forma consolidated coverage ratio calculated under the indenture to the Pre-Petition Senior Subordinated Notes differed from the ratio calculated under the indenture to the Pre-Petition Senior Secured Notes because the indenture to the Pre-Petition Senior Subordinated Notes excluded debt issue cost amortization only for debt instruments outstanding at the March 4, 2004 Transaction date from the calculation, whereas the indenture to the Pre-Petition Senior Secured Notes excluded the higher debt issue cost amortization for the Pre-Petition Senior Secured Notes and the Pre-Petition ABL Facility, which were issued in October of 2009, from the same calculation. At March 31, 2011, the amount distributable by NBC under the most restrictive indenture was $2.3 million after applying $12.8 million in dividends NBC paid to us for the March 15, 2010, September 15, 2010 and March 15, 2011 interest on the Pre-Petition Senior Discount Notes.
As of March 31, 2011, we were in compliance with all of our debt covenants, however, due to the chapter 11 bankruptcy filing on June 27, 2011, substantially all of our pre-petition debt is in default, including $200.0 million principal amount due under the Pre-Petition Senior Secured Notes; $175.0 million principal amount under the Pre-Petition Senior Subordinated Notes and $77.0 million principal amount under the Pre-Petition Senior Discount Notes.
Our debt covenants used Credit Facility EBITDA in the ratio calculations mentioned above. For a discussion of EBITDA, Adjusted EBITDA and Credit Facility EBITDA, see “Adjusted EBITDA Results” earlier in this Item and for a presentation reconciling EBITDA and Adjusted EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, see “Fiscal Year Ended March 31, 2011 Compared With Fiscal Year Ended March 31, 2010” and “Fiscal Year Ended March 31, 2010 Compared With Fiscal Year Ended March 31, 2009” earlier in this Item.
The DIP Credit Agreement contains, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include the requirement to provide certain financial reports and other information, use the proceeds of certain sales or other dispositions of collateral to prepay outstanding loans, maintenance of certain financial covenants (including a minimum liquidity and cumulative consolidated EBITDA test), certain restrictions on the incurrence of indebtedness, guarantees, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, dividends and other repayments in respect of capital stock, capital expenditures, transactions with affiliates, hedging and other derivatives arrangements, negative pledge clauses, payment of expenses and disbursements other than those reflected in an agreed upon budget, and subsidiary distributions, subject to certain exception.

Sources of and Needs for Capital
We are currently funding post-petition operations under the DIP Credit Agreement, which consists of a $125.0 million DIP Term Loan Facility and a $75.0 million DIP Revolving Facility. Borrowings under the DIP Credit Agreement may be used to finance working capital purposes, including without limitation, for the payment of fees and expenses incurred in connection with entering into the DIP Credit Agreement, the Cases and the repayment of loans outstanding under the Pre-Petition ABL Credit Agreement.
Liquidity after Chapter 11 Bankruptcy Filing
We have incurred and expect to continue to incur significant costs associated with the Chapter 11 Proceedings and our reorganization. Following our bankruptcy filing on June 27, 2011, our most significant sources of liquidity are funds generated by borrowings under the DIP Credit Agreement and cash generated by operating activities. Our working capital requirements fluctuate throughout the fiscal year, increasing substantially in May and December as a result of the buying periods. In addition to standard financial covenants and events of default, the DIP Credit Agreement provides for events of default specific to the Chapter 11 Proceedings, including, among others, defaults arising from our failure to maintain certain financial covenants including a minimum liquidity and cumulative consolidated EBITDA or our failure to obtain Court approval for a plan of reorganization acceptable to our lenders. The occurrence of an event of default under the DIP Credit Agreement would give our lenders the right to terminate their lending commitments and exercise other remedies available to them under the DIP Credit Agreement.
Liquidity prior to Chapter 11 Bankruptcy Filing
As of March 31, 2011, we had up to $75.0 million of total revolving credit commitments under the Pre-Petition ABL Facility (less outstanding letters of credit and subject to a borrowing base). The calculated borrowing base as of March 31, 2011 was $32.8 million, of which $0.7 million was outstanding under a letter of credit and $32.1 million was unused. Amounts drawn under the Pre-Petition ABL Facility could have been used for working capital and general corporate purposes (including up to $10.0 million for letters of credit), subject to certain limitations.
On October 2, 2009, in conjunction with the completion of NBC’s offering of the Pre-Petition Senior Secured Notes and payment in full of the Term Loan, we entered into the Pre-Petition ABL Credit Agreement which provides for the Pre-Petition ABL Facility and replaced the Revolving Credit Facility (collectively the “Refinancing”). Although our overall indebtedness did not materially increase upon consummation of the Refinancing, our liquidity requirements have increased, primarily due to increased interest payment obligations. After giving effect to the Refinancing, NBC’s three principal tranches of debt (the Pre-Petition Senior Secured Notes, the Pre-Petition ABL Facility and the Pre-Petition Senior Subordinated Notes) each were set to mature within a period of six months of each other. The Pre-Petition ABL Facility was set to mature on the earlier of October 2, 2012 and the date that was 91 days prior to the earliest maturity of the $200.0 million Pre-Petition Senior Secured Notes (which were set to mature on December 1, 2011), the $175.0 million Pre-Petition Senior Subordinated Notes (which were set to mature on March 15, 2012), the $77.0 million Pre-Petition Senior Discount Notes (which were set to mature on March 15, 2013), or any refinancing thereof, effectively September 1, 2011. As previously disclosed, the commencement of the Chapter 11 Proceedings triggered defaults on substantially all of our debt obligations however creditors are stayed from taking any action as a result of such defaults.
Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital and make anticipated capital expenditures will depend on our future performance and maintaining normal terms with our vendors, which is subject to general economic conditions and other factors, some of which are beyond our control. We believe that funds generated from operations, existing cash, vendor payment terms, and borrowings under the DIP Term Loan Facility and DIP Revolving Facility will be sufficient to finance our current operations, cash interest requirements, income tax payments, planned capital expenditures, and internal growth; however, as noted previously, we cannot give assurance that we will generate sufficient cash flow from operations or that future borrowings will be available under the DIP Term Loan Facility and DIP Revolving Facility in an amount sufficient to enable us to fund our liquidity needs.
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

Off-Balance Sheet Arrangements
As of March 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash flow, capital expenditures or capital resources.
Contractual Obligations
The following tables present aggregated information as of March 31, 2011 regarding our contractual obligations and commercial commitments:

		Payments Due by Period
Contractual		Less Than	2-3	4-5	After 5
Obligations	Total	1 Year	Years	Years	Years

Long-term debt (1)	$451,820,685	$451,697,680	$123,005	$—	$—
Interest on long-term debt	43,593,046	43,580,555	12,491	—	—
Capital lease obligations	2,297,183	505,562	740,433	581,993	469,195

Interest on capital lease obligations	555,067	158,353	238,465	130,060	28,189
Operating leases	85,556,000	21,922,000	31,035,000	18,280,000	14,319,000
Purchase obligations	2,300,000	2,300,000	—	—	—

Total	$586,121,981	$520,164,150	$32,149,394	$18,992,053	$14,816,384

	Total	Amount of Commitment Expiration Per Period
Other Commercial	Amounts	Less Than	2-3	4-5	Over 5
Commitments	Committed	1 Year	Years	Years	Years

Unused line of credit (2)	$75,000,000	$75,000,000	$—	$—	$—

(1)
Does not include the effect of $0.4 million of unamortized discount for the Pre-Petition Senior Secured Notes. Substantially all of our pre-petition debt is in default, including $200.0 million principal amount due under the Pre-Petition Senior Secured Notes; $175.0 million principal amount under the Pre-Petition Senior Subordinated Notes and $77.0 million principal amount under the Pre-Petition Senior Discount Notes. See Notes C and I to the consolidated financial statements at Item 8, Financial Statements and Supplementary Data.

(2)	Interest is not estimated on the line of credit due to uncertainty surrounding the timing and extent of usage of the pre-petition line of credit.
We have recorded other long-term liabilities of $1.6 million, which consist primarily of certain lease related liabilities of $0.7 million to appropriately recognize rent expense over the rental term, deferred payments related to acquisitions of $0.5 million, deferred compensation of $0.3 million and accrued liabilities of $0.1 million related to a voluntary early retirement plan, which are excluded from the preceding table primarily because we cannot reasonably estimate the timing of the long-term payments.
Transactions with Related and Certain Other Parties
In accordance with NBC’s debt covenants, NBC declared and paid $8.5 million in dividends to us during the fiscal years ended March 31, 2011, 2010 and 2009 to provide funding for interest due and payable on our $77.0 million 11% Pre-Petition Senior Discount Notes.
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
In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) — Multiple Deliverable Arrangements” (“Update 2009-13”). Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The update addresses how to separate deliverables and how to measure and allocate arrangement considerations to one or more units of account. Update 2009-13 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management does not expect that the update will have a material impact on the consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“Update 2009-14”). Update 2009-14 clarifies what guidance should be used in allocating and measuring revenue for vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The amendments in this update do not affect software revenue arrangements that do not include tangible products nor do they affect software revenue arrangements that include services if the software is essential to the functionality of those services. Update 2009-14 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management does not expect that the update will have a material impact on the consolidated financial statements.
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements contained or incorporated in this Annual Report on Form 10-K made by us which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties including those discussed in Item 1A, Risk Factors, and elsewhere in this report. Accordingly, undue reliance should not be placed on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made and qualifies all of its forward-looking statements by these cautionary statements.

You should understand that various factors, in addition to those discussed elsewhere in this document, could affect our future results and could cause results to differ materially from those expressed in such forward-looking statements, including:
•
our ability to satisfy our future capital and liquidity requirements; our ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to us; our ability to comply with covenants applicable to us; and the continuation of acceptable supplier payment terms;

•
the potential adverse impact of the Chapter 11 Proceedings on our business, financial condition or results of operations, including our ability to maintain contracts and other customer and vendor relationships that are critical to our business and the actions and decisions of our creditors and other third parties with interests in the Chapter 11 Proceedings;

•
our ability to maintain adequate liquidity to fund our operations during the Chapter 11 Proceedings and to fund a plan of reorganization and thereafter, including obtaining sufficient “exit” financing; maintaining normal terms with our vendors and service providers during the Chapter 11 Proceedings and complying with the covenants and other terms of our financing agreements;

•
our ability to obtain court approval with respect to motions in the Chapter 11 Proceedings prosecuted from time to time and to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Proceedings and to consummate all of the transactions contemplated by one or more such plans of reorganization or upon which consummation of such plans may be conditioned;

•	increased competition from other companies that target our markets;
•
increased competition from alternative sources of textbooks for students and alternative media, including digital or other educational content sold or rented directly to students and increased competition for the purchase and sale of used textbooks from student-to-student transactions;

•	further deterioration in the economy and credit markets, a decline in consumer spending, and/or changes in general economic conditions in the markets in which we compete or may compete;
•	our inability to successfully start-up or contract-manage additional bookstores or to integrate those additional bookstores and/or to cost-effectively maintain our current contract-managed bookstores;
•	our inability to purchase a sufficient supply of used textbooks;
•	changes in pricing of new and/or used textbooks or in publisher practices regarding new editions and materials packaged with new textbooks;
•	the loss or retirement of key members of management;
•	the impact of seasonality of the wholesale and bookstore operations;
•	goodwill impairment or impairment of identifiable intangibles resulting in a non-cash write down of goodwill or identifiable intangibles; and
•	other risks detailed in our SEC filings, all of which are difficult or impossible to predict accurately and many of which are beyond our control.
The risks and uncertainties and the terms of any reorganization plan ultimately confirmed can affect the value of our various pre-petition liabilities, common stock and/or other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of our liabilities and/or securities receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. Accordingly, we urge that caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is, and is expected to continue to be, fluctuation in interest rates. Our exposure to market risk for changes in interest rates related to our short-term investments and borrowings under the Pre-Petition ABL Facility. Exposure to interest rate fluctuations for our long-term debt was managed by maintaining fixed interest rate debt (primarily the Pre-Petition Senior Subordinated Notes, the Pre-Petition Senior Secured Notes and the Pre-Petition Senior Discount Notes). Because we pay fixed interest on our notes, market fluctuations do not impact our debt interest payments. However, the fair value of our notes fluctuates as a result of changes in market interest rates, changes in our credit worthiness and changes in the overall credit market.
The following table presents quantitative information about our market risk sensitive instruments, which include the Pre-Petition Senior Discount Notes, the Pre-Petition Senior Subordinated Notes, the Pre-Petition Senior Secured Notes, capital lease obligations, and other long-term debt:

	Fixed Rate Debt
		Weighted-
		Average
	Principal	Interest
	Cash Flows (1)	Rate

Fiscal Year Ended March 31:
2012	$452,203,241	9.63%
2013	461,247	8.63%
2014	402,192	8.46%
2015	273,739	8.29%
2016	308,254	8.29%
Thereafter	469,195	8.29%

Total	$454,117,868	9.62%

Fair Value as of March 31, 2011 (2)	$377,465,000	—

(1)
Principal cash flows represent scheduled principal payments and are adjusted for certain optional prepayments, if any, to be applied toward principal balances. Does not include the effect of $0.4 million of unamortized discount for the Pre-Petition Senior Secured Notes.

(2)
Due to the chapter 11 bankruptcy filing on June 27, 2011, substantially all of our pre-petition debt is in default. See Notes C and I to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

Certain quantitative market risk disclosures have changed since March 31, 2010 as a result of market fluctuations, movement in interest rates and principal payments. The following table presents summarized market risk information:

	March 31,	March 31,
	2011	2010
Carrying Values:
Fixed rate debt	$454,117,868	$454,624,262
Fair Values:
Fixed rate debt (1)	$377,465,000	$438,537,000
Overall Weighted-Average Interest Rates:
Fixed rate debt	9.62%	9.73%

(1)
Due to the chapter 11 bankruptcy filing on June 27, 2011, substantially all of our pre-petition debt is in default. See Notes C and I to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
NBC Acquisition Corp.
Lincoln, NE
We have audited the accompanying consolidated balance sheets of NBC Acquisition Corp. and subsidiary (Debtor-in-Possession as of June 27, 2011) (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NBC Acquisition Corp. and subsidiary (Debtor-in-Possession as of June 27, 2011) as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Notes A and C to the consolidated financial statements, on June 27, 2011, the Company filed for reorganization under the Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.
The accompanying consolidated financial statements for the year ended March 31, 2011 have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and C to the consolidated financial statements, the Company’s ability to comply with the terms and conditions of the Superpriority Debtor-In-Possession Credit Agreement, obtain confirmation of a plan of reorganization under the Bankruptcy Code, and to obtain financing to facilitate an exit from Bankruptcy raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Notes A and C to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 14, 2011

NBC ACQUISITION CORP.
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$56,447,380	$60,972,625
Receivables, net	54,966,305	57,987,794
Inventories	90,114,197	97,497,689
Recoverable income taxes	7,398,901	2,435,287
Deferred income taxes	5,172,819	6,247,559
Prepaid expenses and other assets	7,200,472	4,070,281

Total current assets	221,300,074	229,211,235
PROPERTY AND EQUIPMENT, net of depreciation & amortization	39,391,650	42,155,424
GOODWILL	129,436,730	215,571,126
CUSTOMER RELATIONSHIPS, net of amortization	74,161,300	79,902,820
TRADENAME	31,320,000	31,320,000
OTHER IDENTIFIABLE INTANGIBLES, net of amortization	5,973,049	5,295,324
DEBT ISSUE COSTS, net of amortization	4,211,013	9,964,874
OTHER ASSETS	2,513,165	2,850,632

	$508,306,981	$616,271,435

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$20,005,468	$26,387,040
Accrued employee compensation and benefits	8,609,377	9,401,468
Accrued interest	7,666,970	7,666,997
Accrued incentives	5,850,936	6,313,933
Accrued expenses	6,396,689	9,051,651
Deferred revenue	1,405,802	1,299,960
Current maturities of long-term debt	451,697,680	54,403
Current maturities of capital lease obligations	505,562	846,053

Total current liabilities	502,138,484	61,021,505
LONG-TERM DEBT, net of current maturities	123,005	451,343,069
CAPITAL LEASE OBLIGATIONS, net of current maturities	1,791,621	2,380,737
OTHER LONG-TERM LIABILITIES	1,567,913	2,278,963
DEFERRED INCOME TAXES	42,072,157	40,401,490
COMMITMENTS (Note I)
REDEEMABLE PREFERRED STOCK

Series A redeemable preferred stock, $.01 par value, 20,000 shares authorized, 10,000 shares issued and outstanding, at redemption value	13,601,368	11,805,888
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, voting, authorized 5,000,000 shares of $.01 par value; issued and outstanding 554,094 shares	5,541	5,541
Additional paid-in capital	111,281,289	111,203,506
Note receivable from stockholder	(92,675)	(92,755)
Accumulated deficit	(164,181,722)	(64,076,509)

Total stockholders’ equity (deficit)	(52,987,567)	47,039,783

	$508,306,981	$616,271,435

See notes to consolidated financial statements.

NBC ACQUISITION CORP.
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2011	2010	2009

REVENUES, net of returns	$598,430,167	$605,493,613	$610,716,181

COSTS OF SALES (exclusive of depreciation shown below)	366,159,699	370,195,916	371,369,240

Gross profit	232,270,468	235,297,697	239,346,941

OPERATING EXPENSES:
Selling, general and administrative	176,844,600	161,858,274	168,314,611
Depreciation	8,579,092	8,517,004	7,602,631
Amortization	8,625,733	10,853,248	11,384,020
Goodwill impairment	89,000,000	—	106,972,000

	283,049,425	181,228,526	294,273,262

INCOME (LOSS) FROM OPERATIONS	(50,778,957)	54,069,171	(54,926,321)

OTHER EXPENSES (INCOME):
Interest expense	51,203,513	49,405,222	41,603,618
Interest income	(175,859)	(180,709)	(426,536)
Loss on early extinguishment of debt	—	3,065,759	—
Loss on derivative financial instrument	—	—	102,000

	51,027,654	52,290,272	41,279,082

INCOME (LOSS) BEFORE INCOME TAXES	(101,806,611)	1,778,899	(96,205,403)

INCOME TAX EXPENSE (BENEFIT)	(3,496,878)	(532,388)	4,288,620

NET INCOME (LOSS)	$(98,309,733)	$2,311,287	$(100,494,023)

EARNINGS (LOSS) PER SHARE:
Basic	$(180.66)	$1.33	$(181.79)

Diluted	$(180.66)	$1.32	$(181.79)

See notes to consolidated financial statements.

NBC ACQUISITION CORP.
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Note	Retained	Accumulated
		Additional	Receivable	Earnings	Other
	Common	Paid-in	From	(Accumulated	Comprehensive		Comprehensive
	Stock	Capital	Stockholder	Deficit)	Income (Loss)	Total	Income (Loss)

BALANCE, April 1, 2008	$5,541	$111,098,666	$(97,517)	$35,912,115	$(748,000)	$146,170,805

Payment on stockholder note	—	—	9,752	—	—	9,752

Interest accrued on stockholder note	—	—	(4,950)	—	—	(4,950)	$—

Net loss	—	—	—	(100,494,023)	—	(100,494,023)	(100,494,023)

Share-based compensation attributable to stock options	—	43,416	—	—	—	43,416	—

Cumulative preferred dividend	—	—	—	(233,334)	—	(233,334)	—

Other comprehensive loss, net of taxes:

Unrealized gain on interest rate swap agreement, net of taxes of $473,000	—	—	—	—	748,000	748,000	748,000

BALANCE, March 31, 2009	5,541	111,142,082	(92,715)	(64,815,242)	—	46,239,666	$(99,746,023)

Payment on stockholder note	—	—	4,869	—	—	4,869	$—

Interest accrued on stockholder note	—	—	(4,909)	—	—	(4,909)	—

Net income	—	—	—	2,311,287	—	2,311,287	2,311,287

Share-based compensation attributable to stock options	—	61,424	—	—	—	61,424	—

Cumulative preferred dividend	—	—	—	(1,572,554)	—	(1,572,554)	—

BALANCE, March 31, 2010	5,541	111,203,506	(92,755)	(64,076,509)	—	47,039,783	$2,311,287

Payment on stockholder note	—	—	4,869	—	—	4,869	$—

Interest accrued on stockholder note	—	—	(4,789)	—	—	(4,789)	—

Net loss	—	—	—	(98,309,733)	—	(98,309,733)	(98,309,733)

Share-based compensation attributable to stock options	—	77,783	—	—	—	77,783	—

Cumulative preferred dividend	—	—	—	(1,795,480)	—	(1,795,480)	—

BALANCE, March 31, 2011	$5,541	$111,281,289	$(92,675)	$(164,181,722)	$—	$(52,987,567)	$(98,309,733)

See notes to consolidated financial statements.

NBC ACQUISITION CORP.
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(98,309,733)	$2,311,287	$(100,494,023)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Share-based compensation	447,826	1,106,882	1,288,543
Provision for losses on receivables	2,193,739	1,399,466	1,366,979
Depreciation	8,579,092	8,517,004	7,602,631
Amortization	8,625,733	10,853,248	11,384,020
Goodwill impairment	89,000,000	—	106,972,000
Loss on early extinguishment of debt	—	3,065,759	—
Amortization of debt issue costs and bond discount	6,298,135	5,215,808	2,461,345
Loss on derivative financial instrument	—	—	102,000
(Gain) loss on disposal of assets	(131,591)	235,803	124,871
Deferred income taxes	2,745,407	(4,122,157)	(1,947,665)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	822,961	1,252,806	(5,271,324)
Inventories	11,441,862	(2,874,880)	8,101,584
Recoverable income taxes	(4,963,614)	434,296	(2,846,510)
Prepaid expenses and other assets	(3,118,275)	30,593	(1,400,805)
Other assets	337,467	462,071	275,316
Accounts payable	(6,518,606)	(376,486)	(2,132,402)
Accrued employee compensation and benefits	(792,091)	(4,378,741)	1,679,569
Accrued interest	(27)	6,617,193	18,579
Accrued incentives	(462,997)	203,233	(998,157)
Accrued expenses	(2,654,962)	516,894	1,104,983
Income taxes payable	—	—	(847,370)
Deferred revenue	105,842	340,686	96,280
Other long-term liabilities	(819,068)	20,465	(284,493)

Net cash flows from operating activities	12,827,100	30,831,230	26,355,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,663,780)	(5,410,976)	(7,979,371)
Acquisitions, net of cash acquired	(9,461,308)	(2,847,608)	(6,320,772)
Proceeds from sale of property and equipment	452,180	141,167	35,503
Software development costs	(1,633,638)	(648,523)	(633,763)

Net cash flows from investing activities	(16,306,546)	(8,765,940)	(14,898,403)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	199,000,000	—
Proceeds from issuance of preferred stock	—	—	10,000,000
Payment of financing costs	(66,660)	(10,190,217)	(3,961,811)
Principal payments on long-term debt	(54,401)	(193,125,225)	(2,070,654)
Principal payments on capital lease obligations	(929,607)	(820,560)	(722,823)
Borrowings under revolving credit facility	44,200,000	85,000,000	200,600,000
Payments under revolving credit facility	(44,200,000)	(85,000,000)	(200,600,000)
Proceeds from payment on note receivable from stockholder	4,869	4,869	9,752

Net cash flows from financing activities	(1,045,799)	(5,131,133)	3,254,464

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,525,245)	16,934,157	14,712,012
CASH AND CASH EQUIVALENTS, Beginning of period	60,972,625	44,038,468	29,326,456

CASH AND CASH EQUIVALENTS, End of period	$56,447,380	$60,972,625	$44,038,468

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid (refunded) during the period for:
Interest	$44,905,405	$37,572,221	$39,123,694
Income taxes	(1,278,671)	3,155,473	9,930,165
Noncash investing and financing activities:
Accumulated other comprehensive income:
Unrealized gain on interest rate swap agreement, net of income taxes	$—	$—	$748,000
Deferred taxes resulting from unrealized gain on interest rate swap agreement	—	—	473,000
Unpaid consideration associated with bookstore acquisitions	—	574,465	155,000
See notes to consolidated financial statements.

NBC ACQUISITION CORP.
(DEBTOR IN POSESSION AS OF JUNE 27, 2011)
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
Reorganization under Chapter 11 of the U.S. Bankruptcy Code
On June 27, 2011 (the “Petition Date”), we, NBC and all of its subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). The reorganization cases are being jointly administered as Case No. 11-12005 under the caption “In re Nebraska Book Company, Inc., et al” (hereinafter referred to as the “Chapter 11 Proceedings”). We continue to operate our business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
The Chapter 11 Proceedings were initiated in response to our inability to fully refinance our existing debt and vendors’ unwillingness to extend credit to us under normal terms. Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over our property. Subsequent to the Petition Date, we received approval from the Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize our operations including employee obligations, tax matters, and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, and certain other pre-petition claims. Additionally, we have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. Additional details regarding the status of our Chapter 11 Proceedings are included in Note C.
Going Concern
Our audited consolidated financial statements for the year ended March 31, 2011 have been prepared assuming that we will continue as a going concern. However, our ability to: (i) comply with terms of the DIP Credit Agreement; (ii) comply with various orders entered by the Court in connection with the Chapter 11 Proceedings; (iii) maintain adequate cash on hand; (iv) generate sufficient cash from operations; (v) achieve confirmation of a plan of reorganization under the Bankruptcy Code; (vi) obtain financing to facilitate an exit from bankruptcy; and (vii) achieve profitability following such confirmation is uncertain and would have a material impact on our financial statements.
B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our and our subsidiary’s significant accounting policies are as follows:
Principles of Consolidation: The consolidated financial statements include our accounts and NBC’s accounts (“we,” “our,” or “us”). All intercompany balances and transactions are eliminated in consolidation.
Chapter 11 Financing: Financial reporting applicable to companies in the Bankruptcy Code generally does not change the manner in which financial statements are prepared. However, it does require, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. We intend to reflect necessary changes in our first quarter financial statements for the quarter ended June 30, 2011.

Substantially all of our pre-petition debt is in default, including $200.0 million principal amount due under the Pre-Petition Senior Secured Notes; $175.0 million principal amount under the Pre-Petition Senior Subordinated Notes and $77.0 million principal amount under the Pre-Petition Senior Discount Notes. The Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Discount Notes will be classified as liabilities subject to compromise in our condensed consolidated financial statements for the quarter ended June 30, 2011.
Basis of Presentation: Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), consistently applied and on a going concern basis, which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Proceedings, such realization of assets and satisfaction of liabilities, without substantial adjustments to amounts and or changes of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to assets or liabilities that may be necessary should we not be able to continue as a going concern.
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
Textbook Division — The Textbook Division recognizes revenue from the sale of used textbooks when title passes (at the time of shipment), net of estimated product returns. The Textbook Division has established a program which, under certain conditions, enables its customers to return the used textbooks. The effect of this program is estimated utilizing actual historical return experience, and revenues are adjusted accordingly.
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
Shipping and Handling Fees and Costs: Amounts billed to a customer for shipping and handling have been classified as revenues in the consolidated statements of operations and approximated $8.9 million, $7.6 million and $6.1 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Shipping and handling costs are included in operating expenses in the consolidated statements of operations and approximated $12.8 million, $11.0 million and $10.4 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
Sales Tax Collections: We account for sales tax collected from customers and remitted to the applicable taxing authorities on a net basis, with no impact on revenues and any differences between amount collected and amount remitted being recorded in selling, general and administrative expenses.
Advertising: Advertising costs are expensed as incurred and approximated $7.3 million, $6.3 million and $7.0 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
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
Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and in regular checking accounts and an overnight sweep account at the bank as well as, at certain times of the year, short-term investments in treasury notes with maturities of three months or less when purchased.

Accounts Receivable and Allowance for Doubtful Accounts: We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance, we analyze the aging of the receivable, the customer’s financial position, historical collection experience, and other economic and industry factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Credits for returned books requested and pending approval by publishers are classified as accounts receivable.
Inventories: Inventories, including rental inventory, are stated at the lower of cost or market. The cost of used textbook inventories is determined using the weighted-average method. Our Bookstore Division uses the retail inventory method to determine cost for new textbooks and non-textbook inventories. The cost of other inventories is determined on a first-in, first-out cost method. We account for inventory obsolescence based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by us, inventory write-downs may be required. In determining inventory adjustments, we consider amounts of inventory on hand, projected demand, new editions and other industry factors.
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
Goodwill: Goodwill arose as a result of the March 4, 2004 Transaction and the acquisition of bookstore operations subsequent thereto. The goodwill in such transactions is determined by calculating the difference between the consideration transferred and the fair value of net assets acquired. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including the Intangibles — Goodwill and Other and Property, Plant and Equipment Topics of the FASB ASC. In accordance with such standards, goodwill is not amortized but rather tested at least annually at March 31 for impairment and we evaluate impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We evaluate goodwill at the reporting unit level and have identified our reportable segments the Textbook Division, Bookstore Division and Complementary Services Division as our reporting units. Our reporting units are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized our operating segments based upon differences in products and services provided. The Bookstore Division and Textbook Division reporting units have assigned goodwill and are thus required to be tested for impairment.
In the first step of our goodwill impairment test conducted at March 31, 2011, fair value was determined using a combination of the market approach, based primarily on a multiple, and the income approach, based on a discounted cash flow model. In applying weights to the various methods used at March 31, 2011, we believe that the discounted cash flow model captures our estimates regarding the results of our future prospects, however, we also considered the market’s expectations based on observable market information. The multiple approach requires that we estimate a certain valuation multiple of revenue and EBITDA for each reporting unit derived from comparable companies to estimate the fair value of the reporting unit. The discounted cash flow model discounts projected cash flows for each reporting unit to present value and includes critical assumptions such as long-term growth rates, projected revenues and earnings and cash flow forecasts for the reporting units, as well as an appropriate discount rate. Discount rates were determined separately for each reporting unit by estimating the weighted average cost of capital using the capital asset pricing model.
Estimated fair value for our goodwill impairment test conducted for fiscal years ended March 31, 2010 and 2009 was determined using the market approach based primarily on comparable company EBITDA multiples. The fair value was also calculated using the income approach, based on a discounted cash flow model, and was compared to and supported the fair value based upon the EBITDA multiple approach. We believe the methods used in the past and the methods used at March 31, 2011 have relative merits but using a weighting of the market and income approaches provide a better estimate of fair value.
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

Identifiable Intangibles — Customer Relationships: The identifiable intangible asset for customer relationships is attributable to the non-contractual long-term relationships we have established over the years with customers in our Textbook and Complementary Services Divisions. This identifiable intangible is amortized on a straight-line basis over an estimated useful life of 20 years. We test our customer relationship intangible for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In accordance with the Property, Plant and Equipment Topic of the FASB ASC, an impairment loss would be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.
Identifiable Intangibles — Tradename: The identifiable intangible asset for tradename relates to the trademark owned on the name “Nebraska Book Company” and the corresponding logo. This identifiable intangible has an indefinite useful life; and, thus, is not amortized but rather tested at least annually for impairment. In accordance with the Intangibles — Goodwill and Other Topic of the FASB ASC, an impairment loss shall be recognized in an amount equal to the excess of the carrying amount of an intangible asset over its fair value. The impairment analysis is conducted annually at March 31 or, more frequently, if events or changes in circumstances indicate that the asset may be impaired. We completed our test at March 31, 2011, and we determined that the intangible asset for tradename was not impaired.
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
Development costs also include the development of new software products and enhancements to existing software products used solely for internal purposes. Such costs are expensed until the preliminary project stage is completed and the project has been authorized by management, at which point subsequent costs are capitalized until the project is substantially complete and ready for its intended use. These costs, capitalization of which totaled $1.6 million for the fiscal year ended March 31, 2011 and $0.6 million for the fiscal years ended March 31, 2010 and 2009, are amortized on a straight-line basis over a period up to six years.
Amortization of the capitalized costs associated with developed technology totaled $0.5 million for the fiscal year ended March 31, 2011 and $2.1 million for the fiscal years ended March 31, 2010 and 2009.
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
Other Identifiable Intangibles — Contract-Managed Relationships: The identifiable intangible asset for contract-managed relationships generally represents payments made at the time of contract signing or renewal to institutions that contract with us to manage the on-campus bookstore. This identifiable intangible is amortized on a straight-line basis over the term of the agreements, which range from 1 to 15 years. We test our contract-managed relationships intangible for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Other Identifiable Intangibles — Other: The other identifiable intangible asset relates to an agreement whereby we agreed to pay $1.7 million over a period of 36 months, beginning September 1, 2007, to a software company in return for certain rights related to that company’s products that are designed to enhance web-based sales. This identifiable intangible was amortized on a straight-line basis over the 36 month base term of the agreement.

Debt Issue Costs: The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt. Accumulated amortization of such costs as of March 31, 2011 and 2010 was approximately $14.0 million and $8.2 million, respectively and $3.1 million of such costs were written off during the fiscal year ended March 31, 2010 in conjunction with the termination of the Term Loan and Revolving Credit Facility under the Senior Credit Facility. See also long-term debt which is disclosed in Note I.
Accrued Incentives. Our Textbook Division offers certain incentive programs to its customers that allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. As the rebates are earned by the customer, we recognize the rebates based on historical rates of usage and forfeitures and the balance of earned but unused rebates is recorded as accrued incentives. Accrued incentives at March 31, 2011 were $5.8 million, including estimated forfeitures, however, if we accrued for rebates earned and unused as of March 31, 2011, assuming no forfeitures, our accrued incentives would have been $6.5 million.
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
Fair Value of Financial Instruments: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of March 31, 2011 and 2010, because of the relatively short maturity of these instruments. The fair value of long-term debt, including the current maturities, was approximately $377.5 million and $438.5 million as of March 31, 2011 and 2010, respectively, as determined by quoted market values and prevailing interest rates for similar debt issues.
Share-Based Compensation: On April 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), codified in the Compensation — Stock Compensation Topic of the FASB ASC. The Topic focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires an entity to, in most cases, measure and recognize the cost of such services based on the grant-date fair value of the award. This Topic eliminates the intrinsic value method of accounting for share-based compensation by us for transactions occurring after March 31, 2006.
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
Nonvested Stock: Under the NBC Holdings Corp. 2005 Restricted Stock Plan, 4,200 shares of NBC Holdings Corp. capital stock were issued on March 31, 2006 for $0.01 per share to certain of our officers and directors. Certain restrictions limited the sale or transfer of these shares (as more fully described in Note Q to the consolidated financial statements). Such shares were subject to both call rights on behalf of NBC Holdings Corp. and put rights on behalf of the officers and directors once vested (as more fully described in Note Q to the consolidated financial statements). The shares vested on September 30, 2010 (the “vesting date”). Due to the existence of the put rights, share-based compensation was recognized from March 31, 2006 through the vesting date and recorded as “other long-term liabilities” or “accrued expenses” in the consolidated balance sheets, as appropriate.
Income Taxes: We provide for deferred income taxes based upon temporary differences between financial statement and income tax bases of assets and liabilities, and tax rates in effect for periods in which such temporary differences are estimated to reverse.

Tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. Although the statute of limitations varies by state, generally starting with fiscal year 2007, tax years remain open and subject to examination by either the Internal Revenue Service or a number of states where we do business. Interest and penalties associated with underpayments of income taxes are classified in the consolidated statements of operations as income tax expense.
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
Redeemable Preferred Stock: Redeemable Preferred Stock is classified outside of permanent equity due to its redemption features that are outside our control and is measured at redemption value which includes accumulated and unpaid dividends. The number of shares of Preferred Stock issued and outstanding were 10,000 for fiscal years ended March 31, 2011 and 2010. Accumulated dividends for the period reduce earnings or increase losses for purposes of calculating EPS and were $1.8 million, $1.6 million and $0.2 million at March 31, 2011, 2010 and 2009, respectively.
Common Stock Shares Issued and Outstanding: The number of shares of Common Stock issued and outstanding were 554,094 for fiscal years ended March 31, 2011 and 2010.
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
In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple Deliverable Arrangements” (“Update 2009-13”). Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The update addresses how to separate deliverables and how to measure and allocate arrangement considerations to one or more units of account. Update 2009-13 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management does not expect that the update will have a material impact on the consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“Update 2009-14”). Update 2009-14 clarifies what guidance should be used in allocating and measuring revenue from vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The amendments in this update do not affect software revenue arrangements that do not include tangible products nor do they affect software revenue arrangements that include services if the software is essential to the functionality of those services. Update 2009-14 becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An entity may elect to adopt the standard on a retrospective basis. We expect to apply this standard on a prospective basis beginning April 1, 2011. Management does not expect that the update will have a material impact on the consolidated financial statements.
C. VOLUNTARY REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE
On the Petition Date, we filed voluntary petitions for reorganization relief under the Bankruptcy Code in the Court. The Chapter 11 Proceedings are being jointly administered as Case No. 11-12005 under the caption “in re Nebraska Book Company Inc., et al”. We continue to operate our businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

Implications of Chapter 11 Proceedings
Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over our property. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. While operating as debtors-in-possession under the Bankruptcy Code and subject to approval of the Court or otherwise as permitted in the ordinary course of business, we may sell or dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a confirmed plan of reorganization or other arrangement could materially change the amounts and classifications in the historical consolidated financial statements.
Subsequent to the Petition Date, we received approval from the Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize our operations including employee obligations, tax matters, and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, and certain other pre-petition claims. Additionally, we have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business.
On June 27, 2011, we filed with the Court a restructuring support agreement, which contained a proposed plan of reorganization (the “Plan”). The Plan calls for the issuance of new senior secured notes, new senior unsecured notes and the split of new common equity interests in us between the holders of the Senior Subordinated Notes (78%) and the holders of the Senior Discount Notes (22%). The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation of a plan of reorganization.
Chapter 11 Financing
We are currently funding post-petition operations under a $200.0 million Superpriority Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”), consisting of a $125.0 million debtor-in-possession term loan facility (the “DIP Term Loan Facility”) and a $75.0 million debtor-in-possession revolving facility (the “DIP Revolving Facility”). For additional details related to the DIP Credit Agreement see Note I.
Going Concern
Our audited consolidated financial statements for the year ended March 31, 2011 have been prepared assuming that we will continue as a going concern. However, our ability to: (i) comply with terms of the DIP Credit Agreement; (ii) comply with various orders entered by the Court in connection with the Chapter 11 Proceedings; (iii) maintain adequate cash on hand; (iv) generate sufficient cash from operations; (v) achieve confirmation of a plan of reorganization under the Bankruptcy Code; (vi) obtain financing to facilitate an exit from bankruptcy; and (vii) achieve profitability following such confirmation is uncertain and would have a material impact on our financial statements.
D. RECEIVABLES
Receivables are summarized as follows:

	March 31,
	2011	2010
Trade receivables, less allowance for doubtful accounts of $1,283,360	$28,251,599	$30,944,300
Receivables from book publishers for returns	23,041,274	22,148,190
Advances for book buy-backs	1,279,026	1,675,625
Other	2,394,406	3,219,679

	$54,966,305	$57,987,794

Trade receivables include the effect of estimated product returns. The amount of estimated product returns at March 31, 2011 and 2010 was $4.9 million and $5.3 million, respectively.

E. INVENTORIES
Inventories are summarized as follows:

	March 31,
	2011	2010
Bookstore Division	$62,076,174	$68,765,952
Textbook Division	26,211,651	26,132,007
Complementary Services Division	1,826,372	2,599,730

	$90,114,197	$97,497,689

Textbook Division inventories include the effect of estimated product returns. The amount of estimated product returns at March 31, 2011 and 2010 was $2.3 million and $2.4 million, respectively.
General and administrative costs associated with the storage and handling of inventory approximated $9.8 million and $9.9 million for the fiscal years ended March 31, 2011 and 2010, respectively, of which $1.9 million and $2.0 million was capitalized into inventory at March 31, 2011 and 2010, respectively.
F. PROPERTY AND EQUIPMENT
A summary of the cost of property and equipment follows:

	March 31,
	2011	2010
Land	$3,537,858	$3,565,382
Buildings and improvements	25,616,853	25,774,209
Leasehold improvements	17,270,358	16,207,697
Furniture and fixtures	18,252,704	17,153,671
Information systems	16,400,952	14,640,695
Automobiles and trucks	369,693	231,743
Machinery	497,232	351,011
Projects in process	136,988	83,703

	82,082,638	78,008,111
Less: Accumulated depreciation & amortization	(42,690,988)	(35,852,687)

	$39,391,650	$42,155,424

G. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES
As discussed in Note A, on March 4, 2004, Weston Presidio acquired the controlling interest in us through a series of steps which resulted in Weston Presidio owning a substantial majority of our common stock. The March 4, 2004 Transaction was accounted for as a purchase at NBC Holdings Corp. with the related purchase accounting pushed-down to us and NBC as of the date of the transaction. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair values, as determined in part using an independent third-party appraisal. The allocation of the excess purchase price included establishing identifiable intangibles for customer relationships of $114.8 million and tradename of $31.3 million; adjusting the carrying value of developed technology at March 4, 2004 to a fair value of $11.4 million; and adjusting the carrying value of goodwill at March 4, 2004 to a fair value of $269.1 million, of which $25.3 million is deductible for income tax purposes. The weighted-average amortization period for the identifiable intangibles subject to amortization is approximately nineteen years, including twenty years for customer relationships and approximately five years for developed technology.

For the fiscal year ended March 31, 2011, nineteen bookstore locations were acquired in fifteen separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $8.7 million, of which $2.8 million was assigned to goodwill, $0.5 million was assigned to covenants not to compete with a weighted-average amortization period of approximately three years, and $1.0 million was assigned to contract-managed relationships with a weighted-average amortization period of approximately five years. The weighted-average amortization period for all covenants not to compete and contract-managed relationships entered into in connection with acquisitions occurring during the fiscal year ended March 31, 2011 was approximately five years. Costs incurred to renew contract-managed relationships during the fiscal year ended March 31, 2011 were $0.4 million with a weighted-average amortization period of approximately five years before the next renewal of such contracts. As of March 31, 2011, $0.6 million of prior year contract-managed relationships costs remained to be paid. During the fiscal year ended March 31, 2011, we paid $0.4 million of previously accrued consideration for bookstore acquisitions and contract-managed relationships occurring in prior fiscal years.
Effective September 1, 2007, we entered into an agreement whereby we agreed to pay $1.7 million over a period of thirty-six months to a software company in return for certain rights related to that company’s products that are designed to enhance web-based sales. This other identifiable intangible was being amortized on a straight-line basis over the thirty-six month base term of the agreement. The asset and corresponding liability were recorded based upon the present value of the future payments assuming an imputed interest rate of 6.7%, resulting in a discount of $0.1 million which was recorded as interest expense over the base term of the agreement utilizing the effective interest method of accounting.
For the fiscal year ended March 31, 2010, fourteen bookstore locations were acquired in eleven separate transactions. The purchase price, net of cash acquired, of such acquisitions was $2.9 million, of which $0.1 million was assigned to goodwill, $0.1 million was assigned to covenants not to compete with a weighted-average amortization period of two years, and $0.5 million was assigned to contract-managed relationships with a weighted-average amortization period of approximately three years. The weighted-average amortization period for all covenants not to compete and contract-managed relationships occurring during the fiscal year ended March 31, 2010 was approximately three years. Costs incurred to renew contract-managed relationships during the fiscal year ended March 31, 2011 were $0.3 million with a weighted-average amortization period of approximately three years before the next renewal of such contracts.
Goodwill assigned to corporate administration represents goodwill arising out of the March 4, 2004 Transaction, as all goodwill was assigned to corporate administration. As is the case with a portion of our assets, such goodwill is not allocated between our reportable segments when management makes operating decisions and assesses performance. We have identified the Textbook Division, Bookstore Division and Complementary Services Division as our reporting units. Such goodwill is allocated to our Bookstore Division and Textbook Division reporting units for purposes of testing goodwill for impairment and calculating any gain or loss on the disposal of all or, where applicable, a portion of a reporting unit.
The changes in the carrying amount of goodwill, in total, by reportable segment and assigned to corporate administration, are as follows:

	Bookstore	Corporate
	Division	Administration	Total
Balance, April 1, 2009	$53,346,251	$162,089,875	$215,436,126
Additions to goodwill:
Bookstore acquisitions	135,000	—	135,000

Balance, March 31, 2010	53,481,251	162,089,875	215,571,126
Additions to goodwill:
Bookstore acquisitions	2,865,604	—	2,865,604
Impairment	—	(89,000,000)	(89,000,000)

Balance, March 31, 2011	$56,346,855	$73,089,875	$129,436,730

The following table presents the gross carrying amount and accumulated impairment charge of goodwill:

	Gross carrying	Accumulated	Net carrying
	amount	impairment	amount
Balance, April 1, 2009	$322,408,126	$(106,972,000)	$215,436,126
Additions	135,000	—	135,000

Balance, March 31, 2010	$322,543,126	$(106,972,000)	$215,571,126

Balance April 1, 2010	$322,543,126	$(106,972,000)	$215,571,126
Additions	2,865,604	—	2,865,604
Impairment	—	$(89,000,000)	(89,000,000)

Balance, March 31, 2011	$325,408,730	$(195,972,000)	$129,436,730

We perform a test for impairment annually at March 31 or more frequently if impairment indicators exist. Goodwill impairment testing is a two-step process. The first step involves comparing the fair value of our reporting units to their carrying amount. If the fair value of the reporting unit is greater than the carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill and debt (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.
We determined in the first step of the goodwill impairment test conducted at March 31, 2011, that the carrying value of the Bookstore and Textbook Divisions exceeded their fair values, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test. As a result, we recorded an impairment charge of $89.0 million in fiscal year 2011. The carrying value of goodwill in excess of the implied fair value was approximately $62.0 million and $27.0 million for the Bookstore and Textbook Divisions, respectively. The impairment charge reduced our goodwill carrying value to $129.4 million as of March 31, 2011.
Fair value was determined using a combination of the market approach, based primarily on a multiple, and the income approach, based on a discounted cash flow model. The market approach requires that we estimate a certain valuation multiple of revenue and EBITDA for each reporting unit derived from comparable companies to estimate the fair value of the reporting unit. The discounted cash flow model discounts projected cash flows for each reporting unit to present value and includes critical assumptions such as long-term growth rates, projected revenues and earnings and cash flow forecasts for the reporting units, as well as an appropriate discount rate. Discount rates were determined separately for the reporting units using the capital asset pricing model. The multiples applied to our trailing twelve month and next twelve month revenues were 0.3x and 0.4x and to EBITDA were 7.2x and 6.9x, respectively, for the Bookstore Division. The multiples applied to our trailing twelve month and next twelve month revenues were 1.1x and 1.0x and to EBITDA were 5.3x and 5.2x, respectively, for the Textbook Division. The discounted cash flow model assumed a discount rate of 12.5% and 11.6% for the Bookstore and Textbook Divisions, respectively, based on the weighted average cost of capital derived from public companies considered to be reasonably comparable to ours. The discounted cash flow model also assumed a terminal growth rate of 3.5% and 1.0% for the Bookstore and Textbook Divisions, respectively.
In the second step of the goodwill impairment test conducted at March 31, 2011, we estimated the fair value of our intangible assets Tradename and Customer Relationships in the Textbook Division using the relief-from-royalty market approach and excess earnings method income approach, respectively. Appraisals were used to estimate fair value of our property and equipment. Carrying value was assumed to approximate fair value for all other assets and liabilities due to their short-term nature.
In fiscal 2010, we identified no goodwill impairment. In fiscal 2009, we recorded goodwill impairment of $107.0 million, of which $40.0 million and $67.0 million were charged to the Bookstore and Textbook Divisions, respectively.

The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

	March 31, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(40,668,700)	$74,161,300
Developed technology	15,342,410	(12,673,678)	2,668,732
Covenants not to compete	1,458,300	(739,880)	718,420
Contract-managed relationships	5,217,261	(2,631,364)	2,585,897
Other	1,585,407	(1,585,407)	—

	$138,433,378	$(58,299,029)	$80,134,349

	March 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(34,927,180)	$79,902,820
Developed technology	13,709,789	(12,137,672)	1,572,117
Covenants not to compete	3,416,000	(2,268,172)	1,147,828
Contract-managed relationships	4,555,740	(2,200,557)	2,355,183
Other	1,585,407	(1,365,211)	220,196

	$138,096,936	$(52,898,792)	$85,198,144

Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

Amortization
Expense

Fiscal year ended March 31, 2011	$8,625,733
Fiscal year ended March 31, 2010	10,853,248
Fiscal year ended March 31, 2009	11,384,020

Estimated amortization expense for the fiscal years ending March 31:
2012	$7,709,753
2013	7,164,848
2014	6,734,331
2015	6,521,059
2016	6,177,342
Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction which is recorded at $31,320,000. The tradename was determined to have an indefinite life based on our current intentions. The impairment for intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The impairment evaluation for tradename is conducted at March 31 each year or, more frequently, if events or changes in circumstances indicate that an asset might be impaired. The royalty rate and pre-tax discount rate used in this analysis performed at March 31, 2011 were 3.8% and 13.6%, respectively. We completed our test at March 31, 2011, 2010 and 2009 and determined there was no impairment.

Identifiable intangibles subject to amortization consist of customer relationships, developed technology, covenants not to compete, contract-managed relationships and other intangibles. These intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
H. ACCRUED EXPENSES
Accrued expenses are summarized as follows:

	March 31,
	2011	2010
Accrued rent	$5,892,171	$4,285,622
Accrued share-based compensation	—	4,257,652
Accrued property taxes	504,518	508,377

	$6,396,689	$9,051,651

Accrued share-based compensation was the liability recognized for the shares issued under the 2005 Restricted Stock Plan, which vested September 30, 2010, and the Restricted Stock Special Bonus Agreement, which was paid during the fiscal year ended March 31, 2011 and is described in further detail in Note Q.
I. LONG-TERM DEBT
Pre-Petition Debt
Details regarding each of our instruments of indebtedness are provided in the following table:

	March 31,
	2011	2010

Senior Secured Notes, second-priority to ABL Facility, unamortized bond discount at March 31, 2011 and 2010 of $362,868 and $840,482, respectively, principal due December 1, 2011, interest payments accrue at fixed rate of 10.0% and are payable semi-annually on December 1 and June 1 beginning December 1, 2009	$199,637,132	$199,159,518
Senior Subordinated Notes, unsecured, principal due on March 15, 2012, interest payments accrue at a fixed rate of 8.625% and are payable semi-annually on March 15 and September 15 beginning September 15, 2004	175,000,000	175,000,000

Senior Discount Notes, unsecured, principal due on March 15, 2013, interest accreted at a rate of 11.0% to a face amount of $77.0 million on March 15, 2008, interest payments accrue beginning March 15, 2008 at a fixed rate of 11.0% and are payable semi-annually on March 15 and September 15 beginning September 15, 2008	77,000,000	77,000,000

Mortgage note payable with an insurance company assumed with the acquisition of a bookstore facility, due December 1, 2013, monthly payments of $6,446 including interest at 10.75%	183,553	237,954

	451,820,685	451,397,472
Less current maturities of long-term debt	(451,697,680)	(54,403)

Long-term debt	$123,005	$451,343,069

Chapter 11 Financing
Subsequent to the Petition Date, we entered into a Superpriority Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”) which, among other things provides up to $200.0 million of financing to us as debtors and debtors in possession under the Bankruptcy Code under the terms of a $125.0 million debtor-in-possession term loan facility and a $75.0 million debtor-in-possession revolving facility. The DIP Credit Agreement is guaranteed by us, NBC Holdings and each of the domestic subsidiaries of NBC. Borrowings under the DIP Credit Agreement are to be used to finance working capital purposes, including, for the payment of fees and expenses incurred in connection with entering into the DIP Credit Agreement, the Cases and the transactions contemplated, the repayment of loans outstanding under the Pre-Petition ABL Credit Agreement.
Borrowings under the DIP Credit Agreement are secured by a perfected first priority security interest on substantially all of our property and assets.
The DIP Credit Agreement matures and expires on the earliest to occur of (a) one year from the initial closing date, (b) the date that is five business days after the Petition Date (or such later date as the administrative agent may agree in its sole discretion) if entry of the interim order has not occurred by such date, (c) the date that is thirty-five days (or such later date as the administrative agent may agree in its sole discretion) after the Petition Date if entry of the final order has not occurred by such date, (d) the effective date of the plan of reorganization and (e) the acceleration of the loans under the DIP Credit Agreement and, in connection, the termination of the unused term loan or revolving credit facility commitments in accordance with the terms.
Each loan bears interest at the Eurodollar rate or the base rate plus an applicable margin. The base interest rate is the greater of a) prime rate, b) federal funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%. The applicable margin with respect to term loans is 6.0% in the case of base rate loans and 7.0% in the case of Eurodollar Loans. The applicable margin with respect to revolving credit loans is 2.5% in the case of base rate loans and 3.5% in the case of Eurodollar loans. In the case of the term loans only, the base rate shall not be less than 2.25% and the Eurodollar rate shall not be less than 1.25%. Upon the occurrence and during the continuation of an event of default, (i) all outstanding loans and reimbursement obligations (whether or not overdue) bear interest at the applicable rate plus 2.0%, (ii) the letter of credit commission payable pursuant to the DIP Credit Agreement will be increased by 2.0% and (iii) if all or a portion of any interest payable or any commitment fee or other amount payable is not paid when due, it will bear interest at the rate applicable to base rate loans plus 2.0%. NBC will also pay a fee of 0.5% on the amount committed to the revolving facility.
The DIP Credit Agreement contains, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include the requirement to provide certain financial reports and other information, use the proceeds of certain sales or other dispositions of collateral to prepay outstanding loans, maintenance of certain financial covenants (including a minimum liquidity and cumulative consolidated EBITDA test), certain restrictions on the incurrence of indebtedness, guarantees, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, dividends and other repayments in respect of capital stock, capital expenditures, transactions with affiliates, hedging and other derivatives arrangements, negative pledge clauses, payment of expenses and disbursements other than those reflected in an agreed upon budget, and subsidiary distributions, subject to certain exceptions.
Pre-Petition Debt
Indebtedness at March 31, 2011 included an amended and restated bank-administered credit agreement (the “ Pre-Petition ABL Credit Agreement”), which provided for a $75.0 million asset-based revolving credit facility (the “Pre-Petition ABL Facility”), which was unused at March 31, 2011; $200.0 million of 10.0% senior secured notes (the “Pre-Petition Senior Secured Notes”) issued by NBC at a discount of $1.0 million with unamortized bond discount of $0.4 million at March 31, 2011 (effective rate of 10.14%); $175.0 million of 8.625% senior subordinated notes (the “Pre-Petition Senior Subordinated Notes”) issued by NBC; $77.0 million of 11.0% senior discount notes (the “Pre-Petition Senior Discount Notes”) issued at a discount of $27.0 million, and other indebtedness. The Pre-Petition ABL Facility was scheduled to expire on the earlier of October 2, 2012 or the date that was 91 days prior to the earliest maturity of the Pre-Petition Senior Secured Notes (due December 1, 2011), the Pre-Petition Senior Subordinated Notes (due March 15, 2012), the Pre-Petition Senior Discount Notes (due March 15, 2013), or any refinancing thereof, effectively September 1, 2011.
On October 2, 2009, in conjunction with the completion of NBC’s offering of the Pre-Petition Senior Secured Notes, we entered into the Pre-Petition ABL Credit Agreement which provided for the Pre-Petition ABL Facility mentioned previously. The Pre-Petition ABL Facility was secured by a first priority interest in substantially all of our and our subsidiaries’ property and assets, which also secured the Pre-Petition Senior Secured Notes on a second priority basis. Borrowings under the Pre-Petition ABL Facility were subject to the Eurodollar interest rate, not to be less than 1.5%, plus an applicable margin ranging from 4.25% to 4.75%, or a base interest rate. The base interest rate was the greater of a) prime rate, b) federal funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 2.5%, plus an applicable margin ranging from 3.25% to 3.75%. In addition, the applicable margin increased 1.5% during the time periods from April 15 to June 29 and from December 1 to January 29 of each year. There also was a commitment fee for the average daily unused amount of the Pre-Petition ABL Facility ranging from 0.75% to 1.0% of such unused amount. The average borrowings under the Pre-Petition ABL Facility for the fiscal year ended March 31, 2011 was $1.5 million at an average rate of 7.9%.

The Pre-Petition Senior Secured Notes pay cash interest semi-annually and mature on December 1, 2011. The Pre-Petition Senior Subordinated Notes pay cash interest semi-annually and mature on March 15, 2012. The Pre-Petition Senior Discount Notes, which became fully-accreted on March 15, 2008 and began to pay cash interest semi-annually on September 15, 2008, mature on March 15, 2013.
Prior to entering into the Pre-Petition ABL Credit Agreement and issuing the Pre-Petition Senior Secured Notes on October 2, 2009, indebtedness included an amended and restated bank-administered senior credit facility amended on February 3, 2009 (the “Senior Credit Facility”) provided to NBC through a syndicate of lenders, which consisted of a term loan (the “Term Loan”) and a revolving credit facility (the “Revolving Credit Facility”). Borrowings on the Term Loan and Revolving Credit Facility were subject to the Eurodollar interest rate or the base interest rate. The Eurodollar interest rate was not to be less than 3.25% plus the applicable margin of 6.0%. The base interest rate was the greater of a) prime rate, b) federal funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%, not to be less than 4.25%, plus the applicable margin of 5.0%. Accrued interest on the Term Loan and Revolving Credit Facility was due quarterly. Additionally, there was a 0.75% commitment fee for the average daily unused amount of the Revolving Credit Facility. The average borrowings under the Revolving Credit Facility and the ABL Facility were $4.0 million at an average rate of 8.8% for the fiscal year ended March 31, 2010.
Prior to the February 3, 2009 amendment, the interest rate on the Term Loan was Prime plus an applicable margin of up to 1.5% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.5%. The Revolving Credit Facility interest rate was Prime plus an applicable margin of up to 1.75% or, on Eurodollar borrowings, the Eurodollar interest rate plus an applicable margin of up to 2.75%. Accrued interest on the Term Loan and Revolving Credit Facility is due quarterly. Additionally, there was a 0.5% commitment fee for the average daily unused amount of the Revolving Credit Facility. The average borrowings under the Revolving Credit Facility for the fiscal year ended March 31, 2009 was $16.9 million at an average rate of 5.8%.
The Senior Credit Facility stipulated that excess cash flows, as defined therein, would be applied towards prepayment of the Term Loan. An excess cash flow payment of $6.0 million was paid in September of 2009 for fiscal year ended March 31, 2009.
A loss from early extinguishment of debt totaling $3.1 million was recorded for the fiscal year ended March 31, 2010 related to the write-off of debt issue costs as a result of the termination of the Term Loan and Revolving Credit Facility under the Senior Credit Facility.
The Pre-Petition ABL Credit Agreement required us to maintain certain financial ratios and contained a number of other covenants that among other things, restricted our ability and the ability of certain of our subsidiaries to incur additional indebtedness, dispose of assets, make capital expenditures, investments, acquisitions, loans or advances and pay dividends, except that, among other things, NBC could pay dividends to us (i) in an amount not to exceed the amount of interest required to be paid on the Pre-Petition Senior Discount Notes and (ii) to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes we may owe. In addition, under our Pre-Petition ABL Facility, if availability, as defined in the Pre-Petition ABL Credit Agreement, was less than the greater of 20% of the total revolving credit commitments and $15.0 million, we were required to maintain a fixed charge coverage ratio of at least 1.10x measured for the last twelve-month period on a pro forma basis in order to maintain access to funds under the Pre-Petition ABL Facility. The calculated borrowing base as of March 31, 2011 was $32.8 million, of which $0.7 million was outstanding under a letter of credit and $32.1 million was unused. At March 31, 2011, our pro forma fixed charge coverage ratio was 1.1x.
The indenture governing the Pre-Petition Senior Discount Notes restricted our ability and the ability of certain of our subsidiaries to pay dividends or make certain other payments, subject to certain exceptions, unless certain conditions were met, including (i) no default under the indenture had occurred, (ii) we and certain of our subsidiaries maintained a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the amount of the dividend or payment could not exceed 50% of aggregate income from January 1, 2004 to the end of the most recent fiscal quarter plus cash proceeds received from the issuance of stock less the aggregate of payments made under this restriction (the “Restricted Payment Calculation”). If we did not meet the preceding conditions, we could still pay dividends or make certain other payments up to $15.0 million in the aggregate. At March 31, 2011, our pro forma consolidated coverage ratio was 1.1 to 1.0 and the amount distributable under the Pre-Petition Senior Discount Notes was $15.0 million.

The indentures governing the Pre-Petition Senior Subordinated Notes and the Pre-Petition Senior Secured Notes contained similar restrictions on the ability of NBC and certain of its subsidiaries to pay dividends or make certain other payments. In addition, under the indentures to the Pre-Petition Senior Subordinated Notes and the Pre-Petition Senior Secured Notes, if there was no availability under the Restricted Payment Calculation, but NBC maintained the 2.0 to 1.0 consolidated coverage ratio on a pro forma basis, NBC could make dividends to us to meet the interest payments on the Pre-Petition Senior Discount Notes. If NBC did not maintain the 2.0 to 1.0 ratio on a pro forma basis, it could still make payments, including dividends to us, up to $15.0 million in the aggregate. At March 31, 2011, NBC’s pro forma consolidated coverage ratio calculated under the indenture to the Pre-Petition Senior Subordinated Notes was 1.3 to 1.0 and the ratio calculated under the indenture to the Pre-Petition Senior Secured Notes was 1.5 to 1.0. The pro forma consolidated coverage ratio calculated under the indenture to the Pre-Petition Senior Subordinated Notes differed from the ratio calculated under the indenture to the Pre-Petition Senior Secured Notes because the indenture to the Pre-Petition Senior Subordinated Notes excluded debt issue cost amortization only for debt instruments outstanding at the March 4, 2004 Transaction date from the calculation, whereas the indenture to the Pre-Petition Senior Secured Notes excluded the higher debt issue cost amortization for the Pre-Petition Senior Secured Notes and the Pre-Petition ABL Facility, which were issued in October of 2009, from the same calculation. At March 31, 2011, the amount distributable by NBC under the most restrictive indenture was $2.3 million after applying $12.8 million in dividends NBC paid to us for the March 15, 2010, September 15, 2010 and March 15, 2011 interest on the Pre-Petition Senior Discount Notes.
At March 31, 2011, we were in compliance with all of our debt covenants, however, due to the chapter 11 bankruptcy filing on June 27, 2011, substantially all of our pre-petition debt is in default, including $200.0 million principal amount due under the Pre-Petition Senior Secured Notes; $175.0 million principal amount under the Pre-Petition Senior Subordinated Notes and $77.0 million principal amount under the Pre-Petition Senior Discount Notes.
At March 31, 2011, the aggregate maturities of long-term debt for the next five fiscal years were as follows:

Fiscal
Year

2012	$451,697,680
2013	67,387
2014	55,618
2015	—
2016	—
J. LEASES AND OTHER COMMITMENTS
We have 7 bookstore facility leases classified as capital leases. These leases expire at various dates through fiscal year 2018 and contain options to renew for periods of up to ten years. Capitalized leased property included in property and equipment was $1.8 million and $2.6 million, net of accumulated depreciation at March 31, 2011 and 2010, respectively.
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

Future minimum capital lease payments and aggregate minimum lease payments under noncancelable operating leases for the fiscal years ending March 31 are as follows:

	Capital	Operating
Fiscal Year	Leases	Leases
2012	$663,914	$21,922,000
2013	529,925	17,440,000
2014	448,973	13,595,000
2015	350,765	10,857,000
2016	361,288	7,423,000
Thereafter	497,385	14,319,000

Total minimum lease payments	2,852,250	$85,556,000

Less amount representing interest at 8.6%	(555,067)

Present value of minimum lease payments	2,297,183
Less obligations due within one year	(505,562)

Long-term obligations	$1,791,621

Total rent expense for the fiscal years ended March 31, 2011, 2010 and 2009 was $38.4 million, $35.1 million and $33.3 million, respectively. Percentage rent expense, above the guaranteed rent minimum amount, for the fiscal years ended March 31, 2011, 2010 and 2009 was approximately $13.4 million, $11.4 million and $10.0 million, respectively.
K. REDEEMABLE PREFERRED STOCK
In conjunction with the Senior Credit Facility amendment on February 3, 2009, we entered into a Stock Subscription Agreement with NBC Holdings Corp. (“Holdings”), pursuant to which Holdings purchased 10,000 shares of a newly created Series A Preferred Stock, par value $0.01 per share, for $1,000 per share, for an aggregate purchase price of $10.0 million. Mandatory cumulative dividends compound annually on December 31 at a rate of 15% of the liquidation preference, which is equal to $1,000 per share, as adjusted.
The preferred stock may be redeemed at the option of the holders of a majority of the Series A Preferred Stock, on the occurrence of a Change of Control, as defined in our First Amended and Restated Certificate of Incorporation, at a redemption price per share equal to the liquidation preference plus accrued and unpaid dividends; subject to the restrictions or limitations in our debt agreements. Until such time we are able to redeem all shares of Series A Preferred Stock, the holders of shares that remain outstanding have all rights, powers, privileges and preferences including the right to receive dividends at the rate of 17.5% per annum.
Due to the nature of the redemption feature, we have classified the Preferred Stock as temporary equity and have measured the Preferred Stock at redemption value. As of March 31, 2011, there have been no changes in circumstance that would require the redemption of the Series A Preferred Stock or permit the payment of cumulative preferred dividends. Unpaid accumulated dividends at March 31, 2011 were $3.6 million and are included in the redemption value of the Preferred Stock.
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
Our long-term debt is not measured at estimated fair value on a recurring basis in the statement of financial position so it does not fall under the three-level hierarchal disclosure requirements. The estimated fair value of the Pre-Petition Senior Subordinated Notes, the Pre-Petition Senior Discount Notes and the Pre-Petition Senior Secured Notes, all of which are at a fixed rate, was determined utilizing the market approach based upon quoted prices for these instruments in markets that are not active. Other fixed rate debt (including capital lease obligations) estimated fair values are determined utilizing the income approach, calculating a present value of future payments based upon prevailing interest rates for similar obligations.
At March 31, 2011 and 2010 we did not have any funds drawn under our revolving line of credit. Estimated fair values for our long-term fixed rate debt at March 31, 2011 and March 31, 2010 are summarized in the following table:

	March 31,	March 31,
	2011	2010
Carrying Values:
Fixed rate debt	$454,117,868	$454,624,262

Fair Values:
Fixed rate debt	$377,465,000	$438,537,000
Due to the chapter 11 bankruptcy filing on June 27, 2011, substantially all of our pre-petition debt is in default. See Notes C and I.
M. NOTE RECEIVABLE FROM STOCKHOLDER
The note receivable from stockholder reflected as a component of stockholders’ equity pertains to the remaining balance of a note obtained from an NBC executive officer in conjunction with the issuance of shares of our common stock in January, 1999. The note, which was due to mature in January, 2011, was amended in December, 2010 to extend the maturity date to January, 2013. The note is payable at maturity and bears interest at 5.25%.
N. INCOME TAXES
The provision (benefit) for income taxes consists of:

	Fiscal Years Ended
	March 31, 2011	March 31, 2010	March 31, 2009
Current:
Federal	$(6,717,324)	$1,646,948	$4,984,002
State	475,039	1,942,821	1,252,283
Deferred	2,745,407	(4,122,157)	(1,947,665)

	$(3,496,878)	$(532,388)	$4,288,620

The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the Federal income tax rate to income before income taxes:

	Fiscal Years Ended
	March 31, 2011	March 31, 2010	March 31, 2009
Statutory rate	34.0%	34.0%	34.3%
Goodwill impairment	(29.7)	—	(44.3)
Valuation allowance	(0.9)	—	—
Adjustment to state deferred tax rate	0.4	(81.6)	—
NOL carryforward benefit	—	(20.6)	—
State income tax effect	(0.1)	22.5	6.2
Meals and entertainment	(0.1)	6.5	1.4
Non-deductible debt discount accretion	(0.1)	3.2	0.5
Other	(0.1)	6.1	(2.6)

	3.4%	(29.9)%	(4.5%)

For fiscal year ended March 31, 2011, our effective tax rate would have been 33.1%, excluding the impact of the goodwill impairment charge, which was all attributed to non-deductible tax goodwill and as such treated as a permanent difference for income tax purposes. Excluding the impact of the adjustment to the state deferred tax rate of $1.5 million, or (81.6%), and the NOL carryforward benefit of $0.4 million, or (20.6%), the effective tax rate would have been 72.3% for fiscal year ended March 31, 2010. The high effective tax rate in fiscal year 2010 was due to relatively low pre-tax income, to certain states taxing on a gross receipts methodology and increased interest expense which is not deductible in some states for state taxes. For the fiscal year ended March 31, 2009, our effective tax rate would have been 39.8%, excluding the impact of the goodwill impairment charge, which was all attributed to non-deductible tax goodwill and as such treated as a permanent difference for income tax purposes.
The components of the deferred tax assets (liabilities) consist of the following:

	March 31,
	2011	2010
Deferred income tax assets (liabilities), current:
Vacation accruals	$1,021,060	$1,053,004
Inventories	1,295,657	1,176,603
NOL carryforward benefit	—	759,526
Allowance for doubtful accounts	475,750	488,432
Product returns	1,052,254	1,140,441
Incentive programs	2,162,773	2,391,251
Other	(834,675)	(761,698)

	5,172,819	6,247,559

Deferred income tax assets (liabilities), noncurrent:

Rental textbook assets	(1,926,312)	—
Deferred compensation agreements	112,358	140,707
Interest on Senior Discount Notes	9,805,559	10,065,529
Goodwill amortization	(11,492,248)	(10,270,824)
Covenants not to compete	1,606,013	1,608,593
Identifiable intangibles	(40,056,937)	(42,496,001)
Property and equipment	(466,635)	(492,925)
NOL carryforward benefit	1,126,272	—
NOL valuation allowance	(899,808)
Other	119,581	1,043,431

	(42,072,157)	(40,401,490)

	$(36,899,338)	$(34,153,931)

At March 31, 2011, we had net operating loss (“NOL”) carryforwards for state income tax purposes of approximately $31.8 million, which will expire on various dates, if unused, beginning in 2012 through 2031. We have recorded a deferred tax asset for the NOL carryforwards of $1.1 million and have established a valuation allowance of $0.9 million against the deferred tax asset.
We had no unrecognized tax benefits as of March 31, 2011 and 2010. Interest and penalties for underpayments of income taxes were $1,232 and $7,477, respectively, paid in the fiscal year ended March 31, 2011; $8,833 and $10,543, respectively, paid in the fiscal year ended March 31, 2010; and $2,250 and $6,100, respectively, paid in the fiscal year ended March 31, 2009.
O. RETIREMENT PLANS
Our subsidiary participates in and sponsors a 401(k) compensation deferral plan. The plan covers substantially all employees. The plan provisions include employee contributions based on a percentage of compensation along with a company matching feature (100% of the employee’s contribution up to 1% of their total compensation plus 50% of the employee’s contribution on the next 5% of their total compensation). NBC’s contributions for the fiscal years ended March 31, 2011, 2010 and 2009 were $1.5 million, $1.5 million and $2.4 million, respectively.
When NBC acquired College Book Stores of America, Inc. (“CBA”) on May 1, 2006, CBA had an Employee Stock Ownership Plan (the “Plan”). NBC acquired all the issued and outstanding shares of CBA stock owned by the Plan. The Plan was frozen and converted to a qualified profit sharing plan. There have been no contributions to the Plan since May 1, 2006, and there will be no future contributions to this Plan. The majority of Plan assets were distributed to participants during fiscal year 2010 and final distribution occurred in January 2011. The Plan assets, which were not included in the consolidated financial statements, were invested by the trustee, primarily in fixed income investments.
P. DEFERRED COMPENSATION
NBC has a non-qualified deferred compensation plan for selected employees. This plan allows participants to voluntarily elect to defer portions of their current compensation. The amounts can be distributed upon either death or voluntary/involuntary resignation or termination. Interest is accrued at the Prime rate adjusted semi-annually on January 1 and July 1 and is compounded as of March 31. The liability for the deferred compensation totaled $0.4 million as of March 31, 2011 and 2010. One of the plan participants retired effective May, 2011. The deferred compensation will be paid in one annual installment plus interest on January 1, 2012 and is included in current liabilities at March 31, 2011.
Q. SHARE-BASED COMPENSATION
In conjunction with the March 4, 2004 Transaction, NBC Holdings Corp. established the 2004 Stock Option Plan, which was amended on August 13, 2008 and January 14, 2010 to increase the number of options available for issuance under the Plan. On September 29, 2005, NBC Holdings Corp. adopted the NBC Holdings Corp. 2005 Restricted Stock Plan to provide for the sale of NBC Holdings Corp. capital stock to certain of our officers and directors. Details regarding each of the plans are as follows:
2004 Stock Option Plan — This plan, established and amended by NBC Holdings Corp., provides for the granting of options to purchase 100,306 shares of NBC Holdings Corp. capital stock to selected employees, officers, and employee directors of ours and our affiliates. Additional shares may be issued upon changes in the capitalization of the Company and upon approval of a committee designated by our Board of Directors (“the Committee”). All options granted are intended to be nonqualified stock options, although the plan also provides for incentive stock options. This plan provides for the granting of options at the discretion of the Committee. Vesting schedules of options may vary and are determined at the time of grant by the Committee. Subject to certain exceptions, stock options granted under this plan are to be granted at an exercise price of not less than fair market value on the date the options are granted and expire ten years from the date of grant. At March 31, 2011, there were 10,425 options available for grant under this plan. With respect to each option granted by NBC Holdings Corp., we and NBC Holdings Corp. have an understanding that pursuant to the 2004 Stock Option Plan, we have granted, and will continue to grant, an option to purchase an equivalent number of shares of our common stock at the same exercise price to NBC Holdings Corp.
No share-based compensation expense was recognized at the time of grant for the options granted to employees prior to April 1, 2007, as the exercise price was greater than or equal to the estimated fair value (including a discount for the holder’s minority interest position and illiquidity of NBC Holdings Corp.’s capital stock) of NBC Holdings Corp.’s capital stock on the date of grant.

On March 4, 2010, our Board of Directors approved the grant of 5,000 options available for issuance under the 2004 Stock Option Plan. The options, which have an exercise price of $85 per share, vest 25% on each of April 26, 2010, 2011, 2012, and 2013. The options expire on April 26, 2020. The fair value of such options was estimated on the date of grant under the calculated value method using a closed-form option valuation model that contained the following assumption — expected volatility of 30.9%, no expected dividends, an expected term of four years, and a risk-free rate of 2.1%. As the stock underlying such options is not publicly traded, the expected volatility was based upon quarterly observations of the Dow Jones Global Index for Small Cap General Retailers over the four year period ended April 15, 2010. This index was selected as one which fit the industry in which we operate, and the volatility of that index was calculated utilizing a standard deviation formula. The expected term was an estimate of the period of time that such options granted are expected to remain outstanding after considering the vesting period and historical experience. The risk-free rate was based upon the April 26, 2010 estimated yield of a U.S. Treasury constant maturity series with a four year term.
On February 3, 2010, our Board of Directors approved the grant of 4,238 options available for issuance under the 2004 Stock Option Plan. The options, which have an exercise price of $85 per share, vest 25% on each of February 3, 2010, 2011, 2012, and 2013. The options expire on February 3, 2020. The fair value of such options was estimated on the date of grant under the calculated value method using a closed-form option valuation model that contained the following assumption — expected volatility of 27.8%, no expected dividends, an expected term of four years, and a risk-free rate of 1.9%. As the stock underlying such options is not publicly traded, the expected volatility was based upon quarterly observations of the Dow Jones Global Index for Small Cap General Retailers over the four year period ended February 3, 2010. This index was selected as one which fit the industry in which we operate, and the volatility of that index was calculated utilizing a standard deviation formula. The expected term was an estimate of the period of time that such options granted are expected to remain outstanding after considering the vesting period and historical experience. The risk-free rate was based upon the February 3, 2010 estimated yield of a U.S. Treasury constant maturity series with a four year term.
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
As a result of employee resignations, 313 options granted prior to April 1, 2007, 200 options granted October 12, 2007 and 150 options granted February 3, 2010 have been forfeited.

Specific information regarding share-based compensation for stock options granted after March 31, 2007 is presented in the following table:

Stock Options Granted October 12, 2007:
General information:
Grant date calculated fair value per option	$38.23
Shares at March 31, 2011:
Vested	4,717
Nonvested	—

Total	4,717

Unrecognized share-based compensation at March 31, 2011	$—
Period over which unrecognized share-based compensation will be realized (in years) at March 31, 2011	—

Stock Options Granted February 3, 2010:
General information:
Grant date calculated fair value per option	$13.87
Shares at March 31, 2011:
Vested	2,296
Nonvested	1,942

Total	4,238

Unrecognized share-based compensation at March 31, 2011	$26,930
Period over which unrecognized share-based compensation will be realized (in years) at March 31, 2011	1.8

Stock Options Granted April 26, 2010:
General information:
Grant date calculated fair value per option	$17.09
Shares at March 31, 2011:
Vested	2,396
Nonvested	2,604

Total	5,000

Unrecognized share-based compensation at March 31, 2011	$44,507

Period over which unrecognized share-based compensation will be realized (in years) at March 31, 2011	2.1

Fiscal Year Ended
March 31,
Financial information:	2011
Consolidated Statement of Operations:
Share-based compensation	$77,783
Deferred tax benefit	93,138
Other Required Disclosures:
Total calculated fair value of shares vested during the period	$77,783

A summary of our share-based compensation activity related to stock options vested or expected to vest for the 2004 Stock Option Plan is as follows:

	Fiscal Year Ended
	March 31, 2011
		Weighted-
		Average
		Exercise
	Number	Price
2004 Stock Option Plan:
Outstanding — beginning of year	84,391	$117.75
Granted	5,000	85.00
Exercised or converted	—	—
Forfeited	(150)	85.00
Expired	—	—

Outstanding — end of year	89,241	$113.73

Exercisable — end of year	83,447	$115.86

	2004 Stock Option Plan
	Outstanding		Exercisable
		Weighted-		Weighted-
		Average		Average
		Remaining		Remaining
		Contractual		Contractual
	Number	Term (Yrs)	Number	Term (Yrs)
March 31, 2011:
Exercise price of $52.47	26,628	2.9	26,628	2.9
Exercise price of $106	11,760	2.9	11,760	2.9
Exercise price of $146	10,750	2.9	10,750	2.9
Exercise price of $160	26,298	4.1	26,298	4.1
Exercise price of $205	4,717	6.5	4,717	6.5
Exercise price of $85	9,088	9.0	3,294	9.0

	89,241	4.1	83,447	3.7

2005 Restricted Stock Plan — This plan provided for the issuance of shares of nonvested stock to individuals determined by NBC Holdings Corp.’s Board of Directors. Any shares issued under the plan were subject to restrictions on transferability and a right of NBC Holdings Corp. to re-acquire such shares at less than their then fair market value under certain conditions.
On March 31, 2006, 1,400 shares of NBC Holdings Corp. capital stock were issued for $0.01 per share to each of our three officers and directors (the “Officers”) pursuant to a Restricted Stock Purchase Agreement (the “RSPA”). The Officers were party to the Stockholders Agreement, dated March 4, 2004, by and among NBC Holdings Corp. and the Stockholders of NBC Holdings Corp. named therein, the provisions of which restricted the transfer of such shares and provided for certain other rights as detailed therein. The shares granted to the Officers were also each subject to a Stock Repurchase Agreement (the “SRA”) that, among other things, provided for vesting, certain call rights on behalf of NBC Holdings Corp., and certain put rights on behalf of the applicable Officer. With respect to each share of capital stock issued by NBC Holdings Corp., we and NBC Holdings Corp. have an understanding that pursuant to the 2005 Restricted Stock Plan, we have issued, and will continue to issue, an equivalent number of shares of our common stock at the same purchase price per share to NBC Holdings Corp.
The put rights enabled the Officer to require NBC Holdings Corp. to repurchase all vested shares following the Vesting Date at the lesser of fair market value or effectively $1.0 million for such Officer’s 1,400 shares, subject to certain adjustments and any restrictions or limitations in our debt covenants. The SRA also provided that NBC Holdings Corp. would pay a cash bonus to the Officer related to any vested shares that were repurchased in connection with the put. This bonus was intended to reimburse the Officer for any federal, state and local taxes related to the repurchase and to this cash bonus itself.

In connection with the NBC Holdings Corp. 2005 Restricted Stock Plan, NBC also entered into a Restricted Stock Special Bonus Agreement (the “SBA”) with each Officer. Each SBA provided for the payment of a cash bonus to the Officer within 30 days following the Vesting Date based upon certain criteria (the “Special Bonus”). If the Officer was still employed by us on that date, or had been terminated without “cause,” as defined in the SBA, following a change of control, as defined in the SBA, prior to that date, the amount would be calculated as effectively $1.0 million less the fair market value of his nonvested stock, subject to certain adjustments. The SBA also provided that in the event of payment of the Special Bonus, NBC would pay an additional cash bonus to the Officer in an amount sufficient to reimburse the Officer for any federal, state and local taxes related to the Special Bonus and this additional bonus itself.
The combination of the NBC Holdings Corp. 2005 Restricted Stock Plan, the RSPA, the SRA and the SBA was intended to provide a minimum after-tax compensation benefit of $1.0 million to each of the Officers assuming that they remained employed by NBC through September 30, 2010 — all subject to certain adjustments and conditions related to our debt covenants — as described earlier. The shares issued under the 2005 Restricted Stock Plan vested September 30, 2010, the put rights were exercised by the Officers and total payments of $4.6 million under the 2005 Restricted Stock Plan, the RSPA, the SRA and the SBA were paid during the fiscal year ended March 31, 2011.
Due to the put rights on behalf of the Officers, share-based compensation was re-measured at the end of each reporting period and recognized to a minimum of $3.0 million plus anticipated cash bonuses to be paid to reimburse the Officers for any federal, state and local taxes thereon from the date of issuance of the nonvested stock until September 30, 2010 and was recorded as “accrued expenses” in the consolidated balance sheets and as “selling, general and administrative expenses” in the consolidated statements of operations. No additional nonvested shares have been issued.

In re-measuring share-based compensation at the end of each reporting period, we recognized the greater of (a) the minimum compensation benefits associated with the nonvested shares or (b) the estimated fair value of such shares. Fair value was estimated utilizing a methodology which is consistent with the transaction-based method under the market approach described in the AICPA Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Securities (the “Practice Aid”). This methodology is consistent with the approaches that have been used in all four arms-length negotiated transactions involving our common stock since 1995, including the last transaction on March 4, 2004 and includes the following steps: (a) the determination of an estimated enterprise value using a multiple of EBITDA; (b) the enterprise value is reduced by outstanding debt and redeemable preferred stock and accumulated dividends to derive an equity value; and (c) the equity value is then divided by outstanding common stock and common stock equivalents to arrive at an estimated equity value per share. As NBC Holdings Corp.’s common stock is not publicly traded and the nonvested shares represent a minority interest position, the estimated equity value per share was discounted for these factors to arrive at the fair value of the nonvested shares. The factors to be considered in performing a valuation as outlined in the Practice Aid, as well as the risks outlined in this Annual Report on Form 10-K and other factors, impact the selection of the EBITDA multiple used in the previously mentioned valuation methodology. As these factors and risks change, their impact on the valuation methodology is also considered. Specific information regarding nonvested stock share-based compensation is presented in the following table:

	Fiscal Years Ended
	March 31, 2011	March 31, 2010	March 31, 2009
	Minimum Compensation
Nonvested Stock:
Valuation methodology
Share-based compensation:
Recognized:
Value of nonvested shares	$333,333	$666,667	$666,667
Reimbursement for taxes	36,751	378,791	578,460

Total	$370,084	$1,045,458	$1,245,127

Unrecognized: (1)
Value of nonvested shares	$—	$333,333	$1,000,000
Reimbursement for taxes	—	198,825	606,097

Total	$—	$532,158	$1,606,097

Deferred tax benefit	$—	$375,824	$476,298

Period over which unrecognized share-based compensation will be realized (in years)	—	0.5	1.5
R. SEGMENT INFORMATION
Our operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized our operating segments based upon differences in products and services provided. We have three operating segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore and Textbook Divisions qualify as reportable operating segments, while separate disclosure of the Complementary Services Division is provided as management believes that information about this operating segment is useful to the readers of the consolidated financial statements. The Bookstore Division segment encompasses the operating activities of our college bookstores located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software, e-commerce technology, consulting services, and a centralized buying service.
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
The following table provides selected information about profit and assets on a segment basis:

			Complementary
	Bookstore	Textbook	Services
	Division	Division	Division	Total
Fiscal year ended March 31, 2011:
External customer revenues	$468,299,457	$102,889,379	$27,241,331	$598,430,167
Intersegment revenues	236,921	32,609,239	8,156,495	41,002,655
Depreciation and amortization expense	8,901,801	6,089,249	1,054,568	16,045,618
Earnings before interest, taxes, depreciation, amortization, and goodwill impairment (Adjusted EBITDA)	33,905,906	34,710,745	2,764,283	71,380,934
Total assets	173,974,208	117,814,656	14,264,903	306,053,767

Fiscal year ended March 31, 2010:
External customer revenues	$471,028,406	$104,918,932	$29,546,275	$605,493,613
Intersegment revenues	1,463,869	35,673,288	5,924,561	43,061,718
Depreciation and amortization expense	9,285,089	6,075,652	2,606,650	17,967,391
Earnings before interest, taxes, depreciation, amortization, and loss on early extinguishment of debt (Adjusted EBITDA)	45,685,171	37,050,519	2,301,001	85,036,691
Total assets	189,058,497	121,026,790	15,312,328	325,397,615

Fiscal year ended March 31, 2009:
External customer revenues	$470,690,964	$111,715,360	$28,309,857	$610,716,181
Intersegment revenues	1,347,045	35,572,419	5,924,026	42,843,490
Depreciation and amortization expense	9,009,168	6,086,334	2,644,555	17,740,057
Earnings before interest, taxes, depreciation, amortization, and goodwill impairment (Adjusted EBITDA)	44,029,528	39,009,073	1,320,700	84,359,301
Total assets	179,192,480	131,827,129	17,836,018	328,855,627

The following table reconciles segment information presented above with consolidated information as presented in the consolidated financial statements:

	Fiscal Years Ended
	March 31, 2011	March 31, 2010	March 31, 2009
Revenues:
Total for reportable segments	$639,432,822	$648,555,331	$653,559,671
Elimination of intersegment revenues	(41,002,655)	(43,061,718)	(42,843,490)

Consolidated total	$598,430,167	$605,493,613	$610,716,181

Depreciation and Amortization Expense:
Total for reportable segments	$16,045,618	$17,967,391	$17,740,057
Corporate Administration	1,159,207	1,402,861	1,246,594

Consolidated total	$17,204,825	$19,370,252	$18,986,651

Goodwill impairment	$89,000,000	$—	$106,972,000

Income (Loss) Before Income Taxes:
Total Adjusted EBITDA for reportable segments (1)	$71,380,934	$85,036,691	$84,359,301
Corporate Administration Adjusted EBITDA loss (including interdivision profit elimination) (1)	(15,955,066)	(11,597,268)	(13,326,971)

	55,425,868	73,439,423	71,032,330
Depreciation and amortization	(17,204,825)	(19,370,252)	(18,986,651)
Goodwill impairment	(89,000,000)	—	(106,972,000)

Consolidated income (loss) from operations	(50,778,957)	54,069,171	(54,926,321)
Interest and other expenses, net	(51,027,654)	(49,224,513)	(41,279,082)
Loss on early extinguishment of debt	—	(3,065,759)	—

Consolidated income (loss) before income taxes	$(101,806,611)	$1,778,899	$(96,205,403)

	March 31, 2011	March 31, 2010	March 31, 2009
Total Assets:
Total for reportable segments	$306,053,767	$325,397,615	$328,855,627
Assets not allocated to segments:
Cash and cash equivalents	45,012,983	49,933,615	36,090,627
Receivables, net	23,437,942	17,839,544	19,857,099
Recoverable income taxes	7,398,901	2,435,287	2,869,583
Deferred income taxes	1,644,974	1,690,559	2,350,802
Prepaid expenses and other assets	2,197,991	2,216,334	3,485,273
Property and equipment, net	11,718,278	11,711,425	12,258,135
Goodwill (2)	73,089,875	162,089,875	162,089,875
Identifiable intangibles, net	31,656,404	32,035,514	32,722,900
Debt issue costs, net	4,211,013	9,964,874	7,896,706
Other assets	1,884,853	956,793	611,664

Consolidated total	$508,306,981	$616,271,435	$609,088,291

(1)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, goodwill impairment, and loss on early extinguishment of debt.

(2)
We determined in the first step of our annual goodwill impairment test conducted at March 31 that the carrying value of certain reporting units exceeded their fair values, indicating that goodwill may be impaired for fiscal years ended 2011 and 2009. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test. As a result, we recorded an impairment charge of $89.0 million and $107.0 million in fiscal years 2011 and 2009, respectively, which reduced our goodwill carrying value to $129.4 million and $215.4 million as of March 31, 2011 and 2009, respectively.

Our revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

S. RELATED PARTY TRANSACTIONS
In accordance with NBC’s debt covenants, NBC declared and paid $8.5 million in dividends to us during the fiscal years ended March 31, 2011, 2010 and 2009 to provide funding for interest due and payable on our $77.0 million 11% Pre-Petition Senior Discount Notes.
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
T. EARNINGS PER SHARE
Basic EPS data is computed by dividing earnings after the deduction of preferred stock dividends by the weighted-average number of common shares outstanding during the period. Diluted EPS data is calculated by dividing earnings after the deduction of preferred stock dividends by the weighted-average number of common shares outstanding and potential common shares including stock options, if any, with a dilutive effect. The information used to compute basic and dilutive EPS on income (from continuing operations is as follows:

	Fiscal Years Ended
	March 31, 2011	March 31, 2010	March 31, 2009
Net income (loss)	$(98,309,733)	$2,311,287	$(100,494,023)
Less: preferred stock dividends	(1,795,480)	(1,572,554)	(233,334)

Net income (loss) available to common shareholders	$(100,105,213)	$738,733	$(100,727,357)

Weighted-average common shares outstanding-basic	554,094	554,094	554,094
Effect of dilutive securities:

Potential shares of common stock, attributable to stock options	—	5,768	—
Weighted-average common shares outstanding-diluted	554,094	559,862	554,094
Weighted average common shares outstanding-diluted includes the incremental shares that would be issued upon the assumed exercise of stock options, if the effect is dilutive. Options to purchase 89,241 and 80,203 shares of common stock were outstanding at March 31, 2011 and 2009, but were not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive. Stock options outstanding for March 31, 2010 were 84,391.
U. SUBSEQUENT EVENT
On June 27, 2011, we filed voluntary petitions for reorganization relief under the Bankruptcy Code in the Court. Due to the chapter 11 bankruptcy filing, substantially all of our debt is in default and has been classified as current liabilities. See Note C and Note I for further discussion.

V. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Effective January 26, 2009, we established Campus Authentic LLC, a wholly-owned subsidiary of NBC which was separately incorporated under the laws of the State of Delaware. On April 24, 2007, we established Net Textstore LLC as a wholly-owned subsidiary of NBC separately incorporated under the laws of the State of Delaware. On May 1, 2006, we acquired all of the outstanding stock of CBA, an entity separately incorporated under the laws of the State of Illinois and now accounted for as one of NBC’s wholly-owned subsidiaries. Effective January 1, 2005, our textbook division was separately formed under the laws of the State of Delaware as NBC Textbooks LLC, one of NBC’s wholly-owned subsidiaries. Effective July 1, 2002, our distance education business was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., one of NBC’s wholly-owned subsidiaries. In connection with their incorporation, Campus Authentic LLC, Net Textstore LLC, CBA, NBC Textbooks LLC and Specialty Books, Inc. have unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of NBC’s obligations, liabilities, and indebtedness arising under, out of, or in connection with the Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Secured Notes. However, we are not a guarantor of NBC’s obligations, liabilities or indebtedness arising out of, or in connection, with such notes. As of March 31, 2011, we, NBC and NBC’s wholly-owned subsidiaries were also a party to the First Lien Amended and Restated Guarantee and Collateral Agreement related to the Pre-Petition ABL Credit Agreement. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (NBC Acquisition Corp), NBC and the subsidiary guarantors (Campus Authentic LLC (from January 26, 2009), Net Textstore LLC, CBA, NBC Textbooks LLC and Specialty Books, Inc.), consolidating eliminations, and consolidated totals.

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2011

	NBC	Nebraska
	Acquistion	Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$49,526,530	$6,920,850	$—	$56,447,380
Intercompany receivables	26,103,749	15,756,276	75,596,987	(117,457,012)	—
Receivables, net	42	31,909,645	23,056,618		54,966,305
Inventories	—	47,874,164	42,240,033	—	90,114,197
Recoverable income taxes	—	7,398,901	—	—	7,398,901
Deferred income taxes	(45,585)	715,404	4,503,000		5,172,819
Prepaid expenses and other assets	—	4,338,486	2,861,986	—	7,200,472

Total current assets	26,058,206	157,519,406	155,179,474	(117,457,012)	221,300,074

PROPERTY AND EQUIPMENT, net	—	33,971,546	5,420,104	—	39,391,650

GOODWILL	—	113,765,621	15,671,109	—	129,436,730

CUSTOMER RELATIONSHIPS, net	—	4,005,045	70,156,255	—	74,161,300

TRADENAME	—	31,320,000	—	—	31,320,000

OTHER IDENTIFIABLE INTANGIBLES, net	—	3,533,284	2,439,765	—	5,973,049

INVESTMENT IN SUBSIDIARIES	1,123,613	188,466,295	—	(189,589,908)	—

OTHER ASSETS	510,798	5,885,251	328,129	—	6,724,178

	$27,692,617	$538,466,448	$249,194,836	$(307,046,920)	$508,306,981

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$—	$17,456,720	$2,548,748	$—	$20,005,468
Intercompany payables	—	75,596,987	15,756,276	(91,353,263)	—
Accrued employee compensation and benefits	—	6,097,248	2,512,129	—	8,609,377
Accrued interest	371,288	7,295,682	—	—	7,666,970
Accrued incentives	—	16,896	5,834,040	—	5,850,936
Accrued expenses	—	5,154,291	1,242,398	—	6,396,689
Income taxes payable	—	(3,469,950)	3,469,950	—	—
Deferred revenue	—	1,405,802	—	—	1,405,802
Current maturities of long-term debt	77,000,000	374,697,680	—	—	451,697,680
Current maturities of capital lease obligations	—	505,562	—	—	505,562

Total current liabilities	77,371,288	484,756,918	31,363,541	(91,353,263)	502,138,484

LONG-TERM DEBT, net of current maturities	—	123,005	—	—	123,005

CAPITAL LEASE OBLIGATIONS, net of current maturities	—	1,791,621	—	—	1,791,621

OTHER LONG-TERM LIABILITIES	—	1,367,913	200,000	—	1,567,913

DEFERRED INCOME TAXES	(10,292,472)	23,199,629	29,165,000		42,072,157

DUE TO PARENT	—	26,103,749	—	(26,103,749)	—

COMMITMENTS

REDEEMABLE PREFERRED STOCK	13,601,368	—	—	—	13,601,368

STOCKHOLDER’S EQUITY (DEFICIT)	(52,987,567)	1,123,613	188,466,295	(189,589,908)	(52,987,567)

	$27,692,617	$538,466,448	$249,194,836	$(307,046,920)	$508,306,981

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2010

	NBC	Nebraska
	Acquisition	Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$55,410,821	$5,561,804	$—	$60,972,625
Intercompany receivables	23,194,711	17,716,457	57,770,424	(98,681,592)	—
Receivables, net	—	32,613,517	25,374,277		57,987,794
Inventories	—	55,017,307	42,480,382	—	97,497,689
Recoverable income taxes	—	2,435,287	—	—	2,435,287
Deferred income taxes	—	1,690,559	4,557,000	—	6,247,559
Prepaid expenses and other assets	—	3,494,754	575,527	—	4,070,281

Total current assets	23,194,711	168,378,702	136,319,414	(98,681,592)	229,211,235

PROPERTY AND EQUIPMENT, net	—	36,815,903	5,339,521	—	42,155,424

GOODWILL	—	199,900,018	15,671,108	—	215,571,126

CUSTOMER RELATIONSHIPS, net	—	4,315,113	75,587,707	—	79,902,820

TRADENAME	—	31,320,000	—	—	31,320,000

OTHER IDENTIFIABLE INTANGIBLES, net	—	3,455,593	1,839,731	—	5,295,324

INVESTMENT IN SUBSIDIARIES	102,190,528	171,532,241	—	(273,722,769)	—

OTHER ASSETS	766,191	10,892,382	1,156,933	—	12,815,506

	$126,151,430	$626,609,952	$235,914,414	$(372,404,361)	$616,271,435

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$22,622,816	$3,764,224	$—	$26,387,040
Intercompany payables	—	57,770,424	17,716,457	(75,486,881)	—
Accrued employee compensation and benefits	—	6,921,873	2,479,595	—	9,401,468
Accrued interest	371,288	7,295,709	—	—	7,666,997
Accrued incentives	—	31,148	6,282,785	—	6,313,933
Accrued expenses	—	8,195,313	856,338	—	9,051,651
Income taxes payable	—	(3,651,775)	3,651,775	—	—
Deferred revenue	—	1,299,960	—	—	1,299,960
Current maturities of long-term debt	—	54,403	—	—	54,403
Current maturities of capital lease obligations	—	846,053	—	—	846,053

Total current liabilities	371,288	101,385,924	34,751,174	(75,486,881)	61,021,505

LONG-TERM DEBT, net of current maturities	77,000,000	374,343,069	—	—	451,343,069

CAPITAL LEASE OBLIGATIONS, net of current maturities	—	2,380,737	—	—	2,380,737

OTHER LONG-TERM LIABILITIES	—	1,918,963	360,000	—	2,278,963

DEFERRED INCOME TAXES	(10,065,529)	21,196,020	29,270,999	—	40,401,490

DUE TO PARENT	—	23,194,711	—	(23,194,711)	—

COMMITMENTS

REDEEMABLE PREFERRED STOCK	11,805,888	—	—	—	11,805,888

STOCKHOLDER’S EQUITY	47,039,783	102,190,528	171,532,241	(273,722,769)	47,039,783

	$126,151,430	$626,609,952	$235,914,414	$(372,404,361)	$616,271,435

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

	NBC	Nebraska
	Acquisition	Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$—	$354,526,859	$272,897,127	$(28,993,819)	$598,430,167

COSTS OF SALES (exclusive of depreciation shown below)	—	219,787,829	176,156,445	(29,784,575)	366,159,699

Gross profit	—	134,739,030	96,740,682	790,756	232,270,468

OPERATING EXPENSES (INCOME):
Selling, general and administrative	—	122,988,058	53,065,786	790,756	176,844,600
Depreciation	—	6,707,569	1,871,523	—	8,579,092
Amortization	—	2,191,853	6,433,880	—	8,625,733
Goodwill impairment	—	89,000,000	—	—	89,000,000
Intercompany administrative fee	—	(8,685,564)	8,685,564	—	—
Equity in earnings of subsidiaries	92,674,736	(16,934,057)	—	(75,740,679)	—

	92,674,736	195,267,859	70,056,753	(74,949,923)	283,049,425

INCOME (LOSS) FROM OPERATIONS	(92,674,736)	(60,528,829)	26,683,929	75,740,679	(50,778,957)

OTHER EXPENSES (INCOME):
Interest expense	8,725,393	42,478,097	23	—	51,203,513
Interest income	—	(83,708)	(92,151)	—	(175,859)

	8,725,393	42,394,389	(92,128)	—	51,027,654

INCOME (LOSS) BEFORE INCOME TAXES	(101,400,129)	(102,923,218)	26,776,057	75,740,679	(101,806,611)

INCOME TAX EXPENSE (BENEFIT)	(3,090,396)	(10,248,482)	9,842,000	—	(3,496,878)

NET INCOME (LOSS)	$(98,309,733)	$(92,674,736)	$16,934,057	$75,740,679	$(98,309,733)

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED MARCH 31, 2010

	NBC	Nebraska
	Acquisition	Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$—	$377,306,980	$264,870,178	$(36,683,545)	$605,493,613

COSTS OF SALES (exclusive of depreciation shown below)	—	236,892,355	171,376,403	(38,072,842)	370,195,916

Gross profit	—	140,414,625	93,493,775	1,389,297	235,297,697

OPERATING EXPENSES (INCOME):
Selling, general and administrative	—	113,325,037	47,143,940	1,389,297	161,858,274
Depreciation	—	6,751,707	1,765,297	—	8,517,004
Amortization	—	4,674,439	6,178,809	—	10,853,248
Intercompany administrative fee	—	(6,732,823)	6,732,823	—	—
Equity in earnings of subsidiaries	(7,362,198)	(20,241,303)	—	27,603,501	—

	(7,362,198)	97,777,057	61,820,869	28,992,798	181,228,526

INCOME FROM OPERATIONS	7,362,198	42,637,568	31,672,906	(27,603,501)	54,069,171

OTHER EXPENSES (INCOME):
Interest expense	8,725,393	40,678,890	939	—	49,405,222
Interest income	—	(83,373)	(97,336)	—	(180,709)
Loss on early extinguishment of debt	—	3,065,759	—	—	3,065,759

	8,725,393	43,661,276	(96,397)	—	52,290,272

INCOME (LOSS) BEFORE INCOME TAXES	(1,363,195)	(1,023,708)	31,769,303	(27,603,501)	1,778,899

INCOME TAX EXPENSE (BENEFIT)	(3,674,482)	(8,385,906)	11,528,000	—	(532,388)

NET INCOME	$2,311,287	$7,362,198	$20,241,303	$(27,603,501)	$2,311,287

NBC ACQUISTION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED MARCH 31, 2009

	NBC	Nebraska
	Acquisition	Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals

REVENUES, net of returns	$—	$386,910,695	$260,062,026	$(36,256,540)	$610,716,181

COSTS OF SALES (exclusive of depreciation shown below)	—	244,484,547	165,056,393	(38,171,700)	371,369,240

Gross profit	—	142,426,148	95,005,633	1,915,160	239,346,941

OPERATING EXPENSES (INCOME):
Selling, general and administrative	—	115,276,253	51,123,198	1,915,160	168,314,611
Depreciation	—	6,054,313	1,548,318	—	7,602,631
Amortization	—	5,180,117	6,203,903	—	11,384,020
Goodwill impairment	—	106,972,000	—	—	106,972,000
Intercompany administrative fee	—	(4,923,600)	4,923,600	—	—
Equity in earnings of subsidiaries	94,928,668	(19,707,636)	—	(75,221,032)	—

	94,928,668	208,851,447	63,799,019	(73,305,872)	294,273,262

INCOME (LOSS) FROM OPERATIONS	(94,928,668)	(66,425,299)	31,206,614	75,221,032	(54,926,321)

OTHER EXPENSES (INCOME):
Interest expense	8,725,393	32,878,225	—	—	41,603,618
Interest income	—	(385,514)	(41,022)	—	(426,536)
Loss on derivative financial instrument	—	102,000	—	—	102,000

	8,725,393	32,594,711	(41,022)	—	41,279,082

INCOME (LOSS) BEFORE INCOME TAXES	(103,654,061)	(99,020,010)	31,247,636	75,221,032	(96,205,403)

INCOME TAX EXPENSE (BENEFIT)	(3,160,038)	(4,091,342)	11,540,000	—	4,288,620

NET INCOME (LOSS)	$(100,494,023)	$(94,928,668)	$19,707,636	$75,221,032	$(100,494,023)

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

	NBC	Nebraska
	Acquisition	Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals

CASH FLOWS FROM OPERATING ACTIVITIES	$(5,561,004)	$11,233,876	$7,154,228	$—	$12,827,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(3,661,112)	(2,012,336)	9,668	(5,663,780)
Acquisitions, net of cash acquired	—	(5,657,765)	(3,803,543)	—	(9,461,308)
Proceeds from sale of property and equipment	—	441,151	20,697	(9,668)	452,180
Software development costs	—	(1,633,638)	—	—	(1,633,638)

Net cash flows from investing activities	—	(10,511,364)	(5,795,182)	—	(16,306,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	—	—	—
Payment of financing costs	—	(66,660)	—	—	(66,660)
Principal payments on long-term debt	—	(54,401)	—	—	(54,401)
Principal payments on capital lease obligations	—	(929,607)	—	—	(929,607)
Borrowings under revolving credit facility	—	44,200,000	—	—	44,200,000
Payments under revolving credit facility	—	(44,200,000)	—	—	(44,200,000)
Dividends received from subsidiary (paid to parent)	8,470,000	(8,470,000)	—	—	—
Proceeds from payment on note receivable from stockholder	4,869	—	—	—	4,869
Capital contributions	(4,869)	4,827	—	42	—
Change in due from subsidiary	(2,908,996)	2,909,038	—	(42)	—

Net cash flows from financing activities	5,561,004	(6,606,803)	—	—	(1,045,799)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(5,884,291)	1,359,046	—	(4,525,245)

CASH AND CASH EQUIVALENTS, Beginning of period	—	55,410,821	5,561,804	—	60,972,625

CASH AND CASH EQUIVALENTS, End of period	$—	$49,526,530	$6,920,850	$—	$56,447,380

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2010

	NBC	Nebraska
	Acquistion	Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals

CASH FLOWS FROM OPERATING ACTIVITIES	$(5,405,478)	$29,900,573	$6,336,135	$—	$30,831,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(3,737,872)	(1,730,751)	57,647	(5,410,976)
Acquisitions, net of cash acquired	—	(463,474)	(2,384,134)	—	(2,847,608)
Proceeds from sale of property and equipment	—	85,250	113,564	(57,647)	141,167
Software development costs	—	(648,523)	—	—	(648,523)

Net cash flows from investing activities	—	(4,764,619)	(4,001,321)	—	(8,765,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	199,000,000	—	—	199,000,000
Payment of financing costs	—	(10,190,217)	—	—	(10,190,217)
Principal payments on long-term debt	—	(193,125,225)	—	—	(193,125,225)
Principal payments on capital lease obligations	—	(820,560)	—	—	(820,560)
Borrowings under revolving credit facility	—	85,000,000	—	—	85,000,000
Payments under revolving credit facility	—	(85,000,000)	—	—	(85,000,000)
Dividends received from subsidiary (paid to parent)	8,470,000	(8,470,000)	—		—
Proceeds from payment on note receivable from stockholder	4,869	—	—	—	4,869
Capital contributions	(4,869)	4,869	—	—	—
Change in due from subsidiary	(3,064,522)	3,064,522	—	—	—

Net cash flows from financing activities	5,405,478	(10,536,611)	—	—	(5,131,133)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	14,599,343	2,334,814	—	16,934,157

CASH AND CASH EQUIVALENTS, Beginning of period	—	40,811,478	3,226,990	—	44,038,468

CASH AND CASH EQUIVALENTS, End of period	$—	$55,410,821	$5,561,804	$—	$60,972,625

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED MARCH 31, 2009

	NBC	Nebraska
	Acquisition	Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals

CASH FLOWS FROM OPERATING ACTIVITIES	$(5,309,962)	$29,207,254	$2,458,659	$—	$26,355,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(6,096,566)	(1,989,243)	106,438	(7,979,371)
Acquisitions, net of cash acquired	—	(3,236,139)	(3,084,633)	—	(6,320,772)
Proceeds from sale of property and equipment	—	38,060	103,881	(106,438)	35,503
Software development costs	—	(633,763)	—	—	(633,763)

Net cash flows from investing activities	—	(9,928,408)	(4,969,995)	—	(14,898,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	10,000,000	—	—	—	10,000,000
Payment of financing costs	—	(3,961,811)	—	—	(3,961,811)
Principal payments on long-term debt	—	(2,070,654)	—	—	(2,070,654)
Principal payments on capital lease obligations	—	(722,823)	—	—	(722,823)
Borrowings under revolving credit facility	—	200,600,000	—	—	200,600,000
Payments under revolving credit facility	—	(200,600,000)	—	—	(200,600,000)
Dividends received from subsidiary (paid to parent)	8,470,000	(8,470,000)	—	—	—
Proceeds from payment on note receivable from stockholder	9,752	—	—	—	9,752
Capital contributions	(10,009,752)	10,009,752	—	—	—
Change in due from subsidiary	(3,160,038)	3,160,038	—	—	—

Net cash flows from financing activities	5,309,962	(2,055,498)	—	—	3,254,464

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	17,223,348	(2,511,336)	—	14,712,012

CASH AND CASH EQUIVALENTS, Beginning of period	—	23,588,130	5,738,326	—	29,326,456

CASH AND CASH EQUIVALENTS, End of period	$—	$40,811,478	$3,226,990	$—	$44,038,468

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment management has concluded that, as of March 31, 2011, the Company’s internal control over financial reporting was effective.
(c) Attestation report of the registered public accounting firm. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.
(d) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
We are not required to file reports with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but are filing this Annual Report on Form 10-K on a voluntary basis.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The members of our Board of Directors and senior executive officers and their ages are as follows:

Name	Age	Position

Mark L. Bono	51	Director
R. Sean Honey	40	Director
Mark W. Oppegard	61	Chief Executive Officer, Secretary and Director
Barry S. Major	54	President/Chief Operating Officer, NBC and Director
Alan G. Siemek	51	Vice President and Treasurer
Steven A. Clemente	41	Senior Vice President — Bookstore Division, NBC
Michael J. Kelly	53	Senior Vice President — Textbook Division, NBC
Larry R. Rempe	63	Senior Vice President — Complementary Services, NBC
Nathan D. Rempe	33	Chief Technology Officer, NBC
Amanda L. Towne	38	Chief Accounting Officer, NBC
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
Mark W. Oppegard has served in the college bookstore industry for 41 years (all of which have been with us). Mr. Oppegard became our Chief Executive Officer, Secretary and Director and Chief Executive Officer of NBC on February 13, 1998 and served as our President from that date to September, 2008. Additionally, Mr. Oppegard served as NBC’s President from 1992 to September, 2008 and has served as a Director of NBC since 1995. Prior to 1998, Mr. Oppegard served as our Vice President, Secretary, Assistant Treasurer and Director between 1995 and 1998. Prior to 1992, Mr. Oppegard served in a series of positions at NBC, including Vice President of the Bookstore Division. Mr. Oppegard brings to the Board extensive executive management experience, significant knowledge of the Company, our operations, our competitors and our market, leadership skills and a long history in strategy and strategic planning.
Barry S. Major, who has served in the college bookstore industry for 12 years (all of which have been with us), was named President in September, 2008, upon consummation of the March 4, 2004 Transaction was named our Director and was named Chief Operating Officer of NBC in January, 1999. Mr. Major is also a member of the board of directors of Mutual of Omaha Bank, where he also serves on the loan committee of the board of directors and chairs the audit and compensation committees. Mr. Major brings to the Board extensive executive management experience, knowledge of the Company, our operations, our competitors and our market, financial acumen and private company corporate governance experience.
Alan G. Siemek, who has served in the college bookstore industry for 12 years (all of which have been with us), was named Senior Vice President of Finance and Administration of NBC in April, 2001. Mr. Siemek has also served as our Vice President and Treasurer and Chief Financial Officer, Treasurer and Assistant Secretary of NBC since July, 1999.

Steven A. Clemente joined NBC in April, 2010 as Senior Vice President of NBC’s Bookstore Division. Prior to joining NBC, Mr. Clemente served as Group Vice President for Target Stores from February, 2008 to April, 2010 in which he was overseeing operations in excess of $2.5 billion annually. From January, 2006 to January, 2008, Mr. Clemente served as Director for Target Stores. Mr. Clemente began at Target Stores in 1995 as an Executive Team Leader/Regional Buyer and worked his way up through the organization, including District Team Leader in both Houston and Louisiana.
Michael J. Kelly, who has served in the college bookstore industry for 11 years (all of which have been with us), was named Senior Vice President of NBC’s Textbook Division in April, 2005. Prior to April, 2005, Mr. Kelly served as NBC’s Senior Vice President of Distance Learning/Marketing Services and Other Complementary Services from August, 2001 to March, 2005 and as NBC’s Vice President of e-commerce from November, 1999 to July, 2001.
Larry R. Rempe has served in the college bookstore industry for 25 years (all of which have been with us) and was named Senior Vice President of Complementary Services of NBC in April, 2005. Prior to April, 2005, Mr. Rempe served as NBC’s Vice President of Information Systems since 1986. Between 1974 and 1986, Mr. Rempe served in various positions for Lincoln Industries, Inc., a holding company that owned NBC until 1995. Mr. Larry Rempe is the father of Mr. Nathan Rempe, NBC’s Chief Technology Officer. Mr. Rempe retired effective May 1, 2011.
Nathan D. Rempe, who has served in the college bookstore industry for 6 years (all of which have been with us), was named Senior Vice President of NBC in January, 2011 and Chief Technology Officer of NBC in March, 2009. Prior to March, 2009, Mr. Rempe served as NBC’s Vice President of Internet Services since 2006 and Director of Internet Strategy in 2005. Prior to joining NBC, Mr. Rempe served as Lead e-Business Developer for Commercial Federal Bank where he managed the bank’s online consumer banking application. Mr. Rempe is also an Executive Faculty member at Creighton University, teaching graduate level courses in information technology. Mr. Nathan Rempe is the son of Mr. Larry Rempe, NBC’s Senior Vice President of Complementary Services.
Amanda L. Towne, who has served in the college bookstore industry for 12 years (all of which have been with us), was named Chief Accounting Officer of NBC in October, 2010. Ms. Towne has also served in various positions, including Vice President of Financial Reporting and Budgeting, Director of Corporate Accounting and Budgeting, and Accounting Manager of NBC since October, 1999.
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

3)
Stock Option and Other Equity Awards. We use nonqualified stock options and other equity awards to incent our Executives to remain with us and to maximize long-term value for our shareholders. We have generally awarded stock options on an annual basis to each Executive based upon informal performance measures. Generally, we must achieve at least 93% of the budgeted EBITDA before options are granted. Messrs. Bono and Honey, the two directors affiliated with Weston Presidio, receive a recommendation from our chief executive officer regarding the number of stock options to be granted to each Executive and then adjust such recommendation as they consider appropriate. In addition, in March 2006, upon the approval of the entire Board of Directors, our chief executive officer, chief financial officer, and President were each issued 1,400 shares of nonvested stock for $0.01 per share. This issuance of shares was designed to incent those named Executives to remain with us until at least September 30, 2010. Since this issuance of nonvested stock, these named Executives have not received any further grants of stock options. These shares vested September 30, 2010 and were subsequently paid out. See Note Q to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

4)
Severance Plans. Each Executive has signed a memorandum of understanding under which they may be paid severance of up to (i) one year of base salary, (ii) pro rata bonuses and (iii) continuation of health, life and disability benefits for up to 12 months if they are terminated without cause (as defined in those agreements).

5)
Other Benefits. We maintain health, dental and vision insurance plans for the benefit of eligible employees, including the Executives. The health and dental plans require the employee to pay a portion of the premium and we pay the remainder. The vision plan premium is paid in its entirety by the employee. We also maintain a 401(k) retirement plan that is available to all eligible employees. For fiscal years ended March 31, 2011 and 2010, we matched elective employee-participant contributions on the basis of 100% of the employee’s contribution up to 1% of their total compensation plus 50% of the employee’s contribution on the next 5% of their total compensation. For fiscal year ended March 31, 2009, we matched elective employee-participant contributions on the basis of 100% of the employee’s contribution up to 5% of their total compensation. Certain amounts of life, accidental death and dismemberment, and short and long-term disability insurance coverage is also offered to all eligible employees and premiums or costs are paid in full by us. Certain other voluntary insurance coverages are available to eligible employees, such as supplemental life, cancer and personal accident insurance with the entire premium paid by the employee. The foregoing benefits are available to each Executive on the same basis as all other eligible employees.

We do not have a policy regarding the adjustment or recovery of compensation if the results on which that compensation was determined are restated or otherwise adjusted.

Summary Compensation Table
The table presented below summarizes compensation to each Executive for the last three fiscal years:
Summary Compensation Table

				(2)		Change in
				Non-Equity		Nonqualified
				Incentive		Deferred	(5)
	Fiscal		(1)	Plan	Option	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Awards (3)	Earnings (4)	Compensation	Total
Mark W. Oppegard — Chief Executive Officer and Director, NBC	2011	$199,992	$—	$1,333,510	$—	$—	$8,827	$1,542,329
	2010	200,426	—	—	—	—	8,827	209,253
	2009	266,500	100,000	—	—	206	11,752	378,458

Alan G. Siemek — Chief Financial Officer, Senior Vice President of Finance and Administration, Treasurer, and Assistant Secretary, NBC	2011	213,990	—	1,333,510	—	—	8,827	1,556,327
	2010	214,373	—	—	—	—	8,827	223,200
	2009	214,857	80,000	—	—	—	11,752	306,609

Barry S. Major — Chief Operating Officer, President and Director, NBC	2011	284,003	—	1,333,510	—	—	8,827	1,626,340
	2010	284,446	—	—	—	—	8,827	293,273
	2009	287,694	106,000	—	—	—	11,752	405,446

Steven A. Clemente — Senior Vice President — Bookstore Division, NBC (6)	2011	248,558	100,000	—	85,450	—	67,138	501,146
	2010	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—

Michael J. Kelly — Senior Vice President — Textbook Division, NBC	2011	203,008	—	—	—	—	7,379	210,387
	2010	203,250	—	—	9,709	—	8,827	221,786
	2009	204,083	65,000	—	—	—	11,752	280,835

(1)	Bonus paid to Steven A. Clemente for fiscal year 2011 was paid pursuant to his employment agreement.

(2)
Amounts paid related to the 2005 Restricted Stock Plan and Restricted Stock Special Bonus Agreement. See Note Q of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

(3)
The amounts shown represent the aggregate grant date fair value for awards granted in fiscal years 2011 and 2010, computed in accordance with FASB ASC Topic 718. See Note Q of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

(4)	The amounts shown represent above market earnings on non-qualified deferred compensation.

(5)
All other compensation consists of the following components: (a) matching contributions to the NBC Retirement Plan; (b) life insurance premiums paid by us on the Executive’s behalf and (c) relocation expenses paid by us on the Executive’s behalf. Relocation expenses paid on behalf of Steven A. Clemente amounted to $8,947 in relocation benefits, $25,000 for loss on sale of residence and $22,990 as tax gross up. Directors do not receive compensation for their services as a director. See Note O of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

(6)	Steven A. Clemente joined the company in April, 2010.

Grants of Plan-Based Awards
The following table provides information concerning each grant of an award to an Executive in the last completed fiscal year:

All Other
		Option Awards:	Exercise	Grant
		Number of	or Base	Date Fair
		Securities	Price of	Value of
	Grant	Underlying	Option	Option
Name	Date	Options	Awards	Awards

Mark W. Oppegard — Chief Executive Officer and Director, NBC	—	—	$—	$—

Alan G. Siemek — Chief Financial Officer, Senior Vice President of Finance and Administration, Treasurer, and Assistant Secretary, NBC	—	—	—	—

Barry S. Major — Chief Operating Officer, President and Director, NBC	—	—	—	—

Steven A. Clemente — Senior Vice President — Bookstore Division, NBC	4/26/2010	5,000	85	85,450

Michael J. Kelly — Senior Vice President — Textbook Division, NBC	—	—	—	—
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
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table - Employment Agreements
We have employment agreements with each of the Executives. As amended, such agreements (the “Employment Agreements”) with the previously mentioned Executives provide for (1) an annual base salary, (2) incentive compensation based upon the attainment of financial objectives, (3) customary fringe benefits, and (4) a minimum incentive bonus of $100,000 paid to Steven A. Clemente for fiscal year 2011. The salaries of the Executives are approximately as follows: Mr. Oppegard, $200,000 per annum; Mr. Siemek, $214,000 per annum; Mr. Major, $284,000 per annum; Mr. Clemente, $275,000 per annum; and Mr. Kelly, $203,000 per annum. Each of the Employment Agreements provides that their term will be automatically extended from year to year, unless terminated upon specified notice by either party.
The Employment Agreements also provide that each Executive may be granted a number of options annually under the stock option plan described in Note Q to the consolidated financial statements presented in Item 8, Financial Statements and Supplementary Data, with the size of such grant to be determined by the Board of Directors. Each such option shall have an exercise price not to be less than the fair market value per share as of the date of grant and will be exercisable as to 25% of the shares covered thereby on the date of grant and as to an additional 25% of the shares covered thereby on each of the first three anniversaries of the date of grant, subject to the Executive’s continued employment with us on such dates.

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

Outstanding Equity Awards
The following table provides information concerning outstanding equity awards held by each Executive:
Outstanding Equity Awards at March 31, 2011

	Option Awards
	(1)	(1)
	Number	Number
	of Securities	of Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options -	Options -	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Mark W. Oppegard — Chief Executive Officer and Director, NBC	5,950	—	$52.47	3/4/2014
	2,675	—	106.00	3/4/2014
	2,200	—	146.00	3/4/2014
	1,963	—	160.00	11/9/2014

Alan G. Siemek — Chief Financial Officer, Senior Vice President of Finance and Administration, Treasurer, and Assistant Secretary, NBC	4,728	—	52.47	3/4/2014
	1,375	—	106.00	3/4/2014
	1,375	—	146.00	3/4/2014
	1,885	—	160.00	11/9/2014

Barry S. Major — Chief Operating Officer, President and Director, NBC	4,780	—	52.47	3/4/2014
	2,500	—	106.00	3/4/2014
	2,050	—	146.00	3/4/2014
	1,963	—	160.00	11/9/2014

Steven A. Clemente — Senior Vice President — Bookstore Division, NBC	1,250	3,750	85.00	4/26/2020

Michael J. Kelly — Senior Vice President — Textbook Division, NBC	2,111	—	52.47	3/4/2014
	1,375	—	106.00	3/4/2014
	1,175	—	146.00	3/4/2014
	1,600	—	160.00	11/9/2014
	2,400	—	160.00	8/29/2015
	1,180	—	160.00	3/30/2016
	700	—	205.00	10/12/2017
	350	350	85.00	2/3/2020

(1)
Separate grants of stock options occurred on April 26, 2010, February 3, 2010, October 12, 2007, March 30, 2006, August 29, 2005 and November 9, 2004. Twenty-five percent of the options granted were exercisable immediately upon granting with the remaining options becoming exercisable in 25% increments over the subsequent three years. In connection with the March 4, 2004 Transaction, all existing options at March 4, 2004 vested, certain of which were cancelled in exchange for new options granted under the 2004 Stock Option Plan. Options granted in fiscal year 2004 under the 2004 Stock Option Plan were fully vested and exercisable at prices consistent with the options which were cancelled.

Option Exercises and Stock Vested
The following table provides information concerning the vesting of our named executive officers’ restricted stock during Fiscal 2011. None of our named executive officers exercised stock options during Fiscal 2011:

	Option Awards		Stock Awards (1)
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)

Mark W. Oppegard — Chief Executive Officer and Director, NBC	—	$—	1,400	$209,069

Alan G. Siemek — Chief Financial Officer, Senior Vice President of Finance and Administration, Treasurer, and Assistant Secretary, NBC	—	—	1,400	209,069

Barry S. Major — Chief Operating Officer, President and Director, NBC	—	—	1,400	209,069

Steven A. Clemente — Senior Vice President — Bookstore Division, NBC	—	—	—	—

Michael J. Kelly — Senior Vice President — Textbook Division, NBC	—	—	—	—

(1)
Represents the restricted shares received on vesting date September 30, 2010 and the subsequent payment received by the named executive officers directly related to the vested restricted stock. The value realized was equal to the estimated fair market value of $149.34 per unit on the day of vesting multiplied by the number of units that vested.

Nonqualified Deferred Compensation
The following table provides information concerning nonqualified deferred compensation for each Executive:
Nonqualified Deferred Compensation — March 31, 2011 (1)

			(2)	Aggregate	Aggregate
	Executive	Registrant	Aggregate	Withdrawals/	Balance
	Contributions	Contributions	Earnings	Distributions	as of
	in Fiscal	in Fiscal	in Fiscal	in Fiscal	March 31,
Name	Year 2011	Year 2011	Year 2011	Year 2011	Year 2011

Mark W. Oppegard — Chief Executive Officer and Director, NBC	$—	$—	$9,540	$—	$303,091

Alan G. Siemek — Chief Financial Officer, Senior Vice President of Finance and Administration, Treasurer, and Assistant Secretary, NBC	—	—	—	—	—

Barry S. Major — Chief Operating Officer, President and Director, NBC	—	—	—	—	—

Steven A. Clemente — Senior Vice President — Bookstore Division, NBC	—	—	—	—	—

Michael J. Kelly — Senior Vice President — Textbook Division, NBC	—	—	—	—	—

(1)	See Note P of the notes to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data for a brief description of the deferred compensation plan.

(2)
There are no above market earnings included herein for fiscal years 2011 and 2010; above market earnings in prior years were $206 in fiscal year 2009 which are included in the Summary Compensation Table above.

Potential Payments Upon Termination or Change-In-Control
As described above, the employment agreements for each Executive include provisions for potential payment upon termination of employment. The following table quantifies the estimated payments and benefits that would be provided to the Executive in each covered circumstance, assuming the triggering event occurred on March 31, 2011:

Potential Payments Upon Termination or Change in Control — March 31, 2011 (1)

						Total
		(3)	(4)	(4)	(4)	Potential
	(2)	Prorated	Health	Life	Disability	Payment
	Base	Incentive	Insurance	Insurance	Insurance	Upon
Name	Salary	Bonus	Benefits	Benefits	Benefits	Termination

Mark W. Oppegard — Chief Executive Officer and Director, NBC
Termination of Employment upon Expiration of Term	$199,992	$—	$13,543	$252	$285	$214,072
Termination of Employment Without Cause	199,992	—	13,543	252	285	214,072
Termination of Employment upon Death or Disability	99,996	—	—	—	—	99,996

Alan G. Siemek — Chief Financial Officer, Senior Vice President of Finance and Administration, Treasurer, and Assistant Secretary, NBC
Termination of Employment upon Expiration of Term	213,990	—	12,868	252	285	227,395
Termination of Employment Without Cause	213,990	—	12,868	252	285	227,395
Termination of Employment upon Death or Disability	106,995	—	—	—	—	106,995

Barry S. Major — Chief Operating Officer, President and Director, NBC
Termination of Employment upon Expiration of Term	284,003	—	11,482	252	285	296,022
Termination of Employment Without Cause	284,003	—	11,482	252	285	296,022
Termination of Employment upon Death or Disability	142,002	—	—	—	—	142,002

Steven A. Clemente — Senior Vice President — Bookstore Division, NBC
Termination of Employment upon Expiration of Term	275,000	—	12,868	252	285	288,405
Termination of Employment Without Cause	275,000	—	12,868	252	285	288,405
Termination of Employment upon Death or Disability	137,500	—	—	—	—	137,500

Michael J. Kelly — Senior Vice President — Textbook Division, NBC
Termination of Employment upon Expiration of Term	203,008	—	10,291	252	285	213,836
Termination of Employment Without Cause	203,008	—	10,291	252	285	213,836
Termination of Employment upon Death or Disability	101,504	—	—	—	—	101,504

(1)
The Employment Agreements are silent as to how payment amounts are ultimately determined and how payment is to be made (i.e. – monthly, lump sum, etc.). Our Board of Directors would ultimately be responsible for approving the terms of such termination payments.

(2)	Base salary in place at time of termination.

(3)
It is assumed that the incentive bonus earned for fiscal year 2011, if any, was paid in the normal course of business. As the assumed termination does not fall within a fiscal year, no pro rata allocation is necessary.

(4)	Represents premiums paid by us on the Executive’s behalf.
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
Compensation Committee Report
Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis above with management and has approved the inclusion of such Compensation Discussion and Analysis in this Annual Report on Form 10-K for the year ended March 31, 2011.
Board of Directors:
Mark L. Bono;
R. Sean Honey;
Mark W. Oppegard; and
Barry S. Major.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management –Shares of our common stock issued and outstanding totaled 554,094 on July 14, 2011. Weston Presidio owns 36,455 of the issued and outstanding shares directly, with the remaining 517,639 issued and outstanding shares being owned by NBC Holdings Corp, which has 513,439 shares of capital stock issued and outstanding that are owned either by Weston Presidio or current and former members of NBC management. The securities underlying the 2004 Stock Option Plan, of which 89,241 options are outstanding as of July 14, 2011, are shares of NBC Holdings Corp. capital stock. The information in the following table sets forth NBC Acquisition Corp. common stock beneficially owned by each person who owns more than 5.0% of such shares; each director; each named executive officer in Item 11, Executive Compensation; and all directors and named executive officers treated as a group. The shares listed and percentages calculated thereon are based upon NBC Acquisition Corp. common stock outstanding as of July 14, 2011 and NBC Holdings Corp. capital stock underlying nonqualified stock options that are exercisable within sixty days, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. To our knowledge, each of such holders of shares has sole voting and investment power as to the shares owned unless otherwise noted. The address for each senior executive officer and director is 4700 South 19th Street, Lincoln, Nebraska 68501 unless otherwise noted.

	Amount and
	Nature of
	Beneficial	Percent of
Title of Class/Name of Beneficial Owner	Ownership (1)	Class (3)

Common Stock:
Owning Greater Than 5% of Shares:
Weston Presidio Capital IV, L.P. (2)	365,449	66.0%
Weston Presidio Capital III, L.P. (2)	153,623	27.7%
WPC Entrepreneur Fund, L.P. (2)	7,579	1.4%
WPC Entrepreneur Fund II, L.P. (2)	5,785	1.0%

Ownership of Directors:
Mark L. Bono (2)	532,436	96.1%
R. Sean Honey (2)	—	—

Ownership of Senior Executive Officers Named in Item 11:
Mark W. Oppegard	16,788	3.0%
Alan G. Siemek	9,363	1.7%
Barry S. Major (4)	13,040	2.3%
Steven A. Clemente	2,500	0.4%
Michael J. Kelly	10,891	1.9%

Ownership of Directors and All Senior Executive Officers as a Group	593,662	97.7%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares of our common stock. Such shares include NBC Holdings Corp. shares underlying nonqualified stock options exercisable within sixty days, as follows: Mr. Oppegard – 12,788 shares; Mr. Siemek – 9,363 shares; Mr. Major – 11,293 shares; Mr. Clemente – 2,500 shares; Mr. Kelly – 10,891 shares; and 53,479 shares for all directors and senior executive officers as a group.

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

(3)
The percentages are calculated based upon shares of NBC Acquisition Corp. common stock outstanding as of July 14, 2011 and shares underlying nonqualified stock options exercisable within sixty days as detailed in footnote (1).

(4)
Beneficial ownership includes 1,747 shares of our common stock which are pledged as security for the full and timely payment of remaining amounts due under a promissory note Mr. Major has with us. In January, 1999, we issued 4,765 shares of our common stock to Mr. Major at a price of $52.47 per share, in exchange for $25,000 in cash and a promissory note in the principal amount of $225,000 bearing interest at 5.25% per year. Remaining amounts due under the promissory note at March 31, 2011 totaled approximately $91,000.

Securities Authorized for Issuance under Equity Compensation Plans – Through our parent, NBC Holdings Corp., we have a share-based compensation plan established to provide for the granting of options to purchase capital stock of NBC Holdings Corp. Details regarding this plan are presented in the footnotes to the consolidated financial statements found in Item 8, Financial Statements and Supplementary Data. Specific information as of March 31, 2011 regarding the plans, which were not approved by security holders, is also presented in the following table.

	Number of	Weighted-	Number of
	Securities to	Average	Securities
	be Issued Upon	Exercise	Remaining
	Exercise of	Price of	Available for
	Outstanding	Outstanding	Future
Plan	Options	Options	Issuance
2004 Stock Option Plan	89,241	$113.73	10,425
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Director Independence – We are a corporation with public debt (not listed on any exchange) whose equity is privately held. Although our Board has not made a formal determination on the matter, under current New York Stock Exchange listing standards (which we are not currently subject to) and taking into account any applicable committee standards, we believe that Messrs. Oppegard and Major would not be considered independent under any general listing standards or those applicable to any particular committee due to their employment relationship with us, and Messrs. Bono and Honey may not be considered independent under any general listing standards or those applicable to any particular committee, due to their relationship with Weston Presidio, our largest indirect stockholder.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The following table shows our fees for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for each of the last two years:

	Fiscal Years Ended March 31,
	2011	2010

Audit Fees	$213,250	$234,500
Audit-Related Fees	—	118,600
Tax Fees	235,920	173,162
Other Fees	—	—

Total	$449,170	$526,262

Audit Fees include professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated interim financial statements included in our Quarterly Reports on Form 10-Q.
Audit-Related Fees consist of fees for assurance and related services that are related to the performance of the audit or review of the consolidated financial statements, including services provided in conjunction with the Pre-Petition Senior Secured Notes offering in October, 2009 and the SEC comment letter dated November 24, 2009.

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
Index to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of March 31, 2011 and 2010.
Consolidated Statements of Operations for the Years Ended March 31, 2011, 2010 and 2009.
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended March 31, 2011, 2010 and 2009.
Consolidated Statements of Cash Flows for the Years Ended March 31, 2011, 2010 and 2009.
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

10.1
Restructuring Support Agreement, dated June 26, 2011, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Guarantors, undersigned holders of Nebraska Book Company Inc.’s 8.625% Senior Subordinated Notes due 2012 and the undersigned holders of our 11.0% Senior Discount Notes due 2013, filed herewith.

10.2
Super-Priority Debtor-in-Possession Credit Agreement, dated as of June 30, 2011, among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, filed herewith.

10.3
Guarantee and Collateral Agreement, dated June 30, 2011, among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, filed herewith.

10.4
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

10.5
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

10.6
First Lien Amended and Restated Guarantee and Collateral Agreement, dated October 2, 2009, among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.

10.7
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

10.8
Intercreditor Agreement, dated October 2, 2009, by and among Nebraska Book Company, Inc., the Subsidiary Guarantors and Wilmington Trust FSB, as trustee, filed as Exhibit 10.3 to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009, is incorporated herein by reference.

10.9
Purchase Agreement, dated as of March 4, 2004, by and among NBC Acquisition Corp. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.10
Purchase Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.15 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.11
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

10.12
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

10.13
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

10.15
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

10.17	*
Form of Memorandum of Understanding, dated as of February 13, 1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.5 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.18	*
Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

10.19	*
Addendum to the Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, dated March 29, 2002, filed as Exhibit 10.10 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2002, is incorporated herein by reference.

10.20	*
Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Barry S. Major, filed as Exhibit 10.4 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.21*
First Amendment to the Amended and Restated Secured Promissory Note, dated as of December 31, 2008, between Barry S. Major and NBC Acquisition Corp., filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated January 7, 2009, is incorporated herein by reference.

10.22*
Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, Chief Financial Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference.

10.23*
Addendum to the Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.12 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2002, is incorporated herein by reference.

10.24*
Memorandum of Understanding, dated as of November 1, 1999 by and between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of e-commerce, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

10.25*
Memorandum of Understanding, dated as of April 17, 2001 by and between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.26*
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

10.27*
Executive Employment Agreement dated as of March 27, 2010, by and between Nebraska Book Company, Inc. and Steven Clemente, Senior Vice President of the Bookstore Division, filed as Exhibit 10.24 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2010, is incorporated herein by reference.

10.28*
NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.43 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.29*
First Amendment, dated August 18, 2008, to the NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2008, is incorporated herein by reference.

10.30*
Second Amendment, dated January 14, 2010, to the NBC Holdings Corp. 2004 Stock Option Plan, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K filed January 19, 2010, is incorporated herein by reference.

10.31*
NBC Holdings Corp. 2005 Restricted Stock Plan adopted September 29, 2005, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

10.32*
Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Oppegard, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.33*
Restricted Stock Purchase Agreement, dated as of March 31, 2006, between Holdings and Major, filed as Exhibit 10.2 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.34*
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

10.39	*
Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Major, filed as Exhibit 10.8 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.40	*
Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Siemek, filed as Exhibit 10.9 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.41	*
Form of Deferred Compensation Agreement by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.42	*
Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

10.43	*	NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

12.1		Statements regarding computation of ratios, filed as Exhibit 12.1 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

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

NBC ACQUISITION CORP.
/s/ Mark W. Oppegard
Mark W. Oppegard
Chief Executive Officer, Secretary, and Director July 14, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark W. Oppegard	/s/ Mark L. Bono
Mark W. Oppegard	Mark L. Bono
Chief Executive Officer, Secretary, and Director	Director
(principal executive officer)	July 14, 2011
July 14, 2011

/s/ Alan G. Siemek	/s/ R. Sean Honey

Alan G. Siemek	R. Sean Honey
Vice President and Treasurer	Director
(principal financial and accounting officer)	July 14, 2011
July 14, 2011

/s/ Barry S. Major
Barry S. Major
President and Director
July 14, 2011
Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:
No annual report or proxy material with respect to any annual or other meeting of security holders for the fiscal year ended March 31, 2011 has been, or will be, sent to security holders.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS

	March 31,	March 31,
	2011	2010
ASSETS

OTHER ASSETS:
Due from subsidiary (Note A)	$26,103,791	$23,194,711
Investment in subsidiary (Note A)	1,123,613	102,190,528
Debt issue costs, net of amortization	510,798	766,191
Deferred income taxes	10,246,887	10,065,529

	$37,985,089	$136,216,959

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued interest	$371,288	$371,288
Current maturities of long-term debt	77,000,000	—

Total current liabilities	77,371,288	371,288

LONG-TERM DEBT, net of current maturities	—	77,000,000

COMMITMENTS (Note B)

REDEEMABLE PREFERRED STOCK
Series A redeemable preferred stock, $.01 par value 20,000 shares authorized, 10,000 shares issued and outstanding, at redemption value	13,601,368	11,805,888

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, voting, authorized 5,000,000 shares of $.01 par value; issued and outstanding 554,094 shares	5,541	5,541
Additional paid-in-capital	111,281,289	111,203,506
Note receivable from stockholder	(92,675)	(92,755)
Accumulated deficit	(164,181,722)	(64,076,509)

Total stockholders’ equity (deficit)	(52,987,567)	47,039,783

	$37,985,089	$136,216,959

See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2011	2010	2009

INTEREST EXPENSE	$(8,725,393)	$(8,725,393)	$(8,725,393)

INCOME TAX BENEFIT	3,090,396	3,674,482	3,160,038

EQUITY IN EARNINGS (DEFICIT) OF SUBSIDIARY	(92,674,736)	7,362,198	(94,928,668)

NET INCOME (LOSS)	$(98,309,733)	$2,311,287	$(100,494,023)

EARNINGS (LOSS) PER SHARE:

Basic	$(180.66)	$1.33	$(181.79)

Diluted	$(180.66)	$1.32	$(181.79)

See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash flows from operating activities	$(5,561,004)	$(5,405,478)	$(5,309,962)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash flows from investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	—	—	10,000,000
Dividends received from subsidiary	8,470,000	8,470,000	8,470,000
Change in due from subsidiary	(2,908,996)	(3,064,522)	(3,160,038)
Proceeds from payment on note receivable from stockholder	4,869	4,869	9,752
Contributions to subsidiary	(4,869)	(4,869)	(10,009,752)

Net cash flows from financing activities	5,561,004	5,405,478	5,309,962

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, Beginning of year	—	—	—

CASH AND CASH EQUIVALENTS, End of year	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the period for interest	$8,470,000	$8,470,000	$8,470,000

Noncash investing and financing activities:
Accumulated other comprehensive income associated with derivative financial instrument of subsidiary	—	—	748,000
See notes to condensed financial statements.

NBC ACQUISITION CORP. (PARENT COMPANY ONLY)
(DEBTOR IN POSESSION AS OF JUNE 27, 2011)
SCHEDULE I — CONDENSED FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These condensed financial statements of NBC Acquisition Corp. (Parent Company Only) should be read in conjunction with the consolidated financial statements and notes thereto within the attached Form 10-K.
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
B. COMMITMENTS
We, along with NBC’s wholly-owned subsidiaries (Specialty Books, Inc., NBC Textbooks LLC, College Book Stores of America, Inc., Net Textstore LLC and Campus Authentic LLC), have jointly and severally, unconditionally and irrevocably, guaranteed the prompt and complete payment and performance by NBC of NBC’s obligations underlying its pre-petition credit agreement. Such guarantee remains in full force and effect until all obligations underlying the pre-petition credit agreement, which became effective February 13, 1998 and was most recently amended and restated on October 2, 2009, have been satisfied. The maximum potential future amounts payable under the guarantee at March 31, 2011 totaled $75.0 million in principal payments, plus interest, which was based on variable rates. As this guarantee represents a parent’s guarantee of its subsidiary’s debt to a third party, such guarantee is not carried as a liability in the “Parent Company Only” financial statements.
C. DIVIDENDS
For fiscal year 2011, 2010 and 2009, cash dividends of $8.5 million were received from NBC to provide funding for interest due and payable on our $77.0 million 11% pre-petition senior discount notes. See Note I to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.
D. REDEEMABLE PREFERRED STOCK
In conjunction with the Senior Credit Facility amendment on February 3, 2009, we entered into a Stock Subscription Agreement with NBC Holdings Corp. (“Holdings”), pursuant to which Holdings purchased 10,000 shares of a newly created Series A Preferred Stock, par value $0.01 per share, for $1,000 per share, for an aggregate purchase price of $10.0 million. See Note K to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data.

NBC ACQUISITION CORP.
SCHEDULE II (Item 15(a)(2)) — VALUATION AND QUALIFYING ACCOUNTS

			Charged to	Added
	Beginning of	Charged to	Other	through		End of
	Fiscal Year	Costs and	Accounts	Stock	Net	Fiscal Year
	Balance	Expenses	(Revenue)	Acquisitions	Charge-Offs	Balance

FISCAL YEAR ENDED MARCH 31, 2011
Allowance for doubtful accounts	$1,283,360	$2,193,739	$—	$—	$(2,193,739)	$1,283,360
Allowance for sales returns	5,273,651	—	32,215,351	—	(32,584,000)	4,905,002

FISCAL YEAR ENDED MARCH 31, 2010
Allowance for doubtful accounts	1,283,360	1,399,466	—	—	(1,399,466)	1,283,360
Allowance for sales returns	5,452,166	—	31,799,536	—	(31,978,051)	5,273,651

FISCAL YEAR ENDED MARCH 31, 2009
Allowance for doubtful accounts	1,033,360	1,366,979	—	—	(1,116,979)	1,283,360
Allowance for sales returns	5,292,620	—	32,627,107	—	(32,467,561)	5,452,166

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

10.1
Restructuring Support Agreement, dated June 26, 2011, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Guarantors, undersigned holders of Nebraska Book Company Inc.’s 8.625% Senior Subordinated Notes due 2012 and the undersigned holders of our 11.0% Senior Discount Notes due 2013, filed herewith.

10.2
Super-Priority Debtor-in-Possession Credit Agreement, dated as of June 30, 2011, among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, filed herewith.

10.3
Guarantee and Collateral Agreement, dated June 30, 2011, among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, filed herewith.

10.4
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

10.5
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

10.6
First Lien Amended and Restated Guarantee and Collateral Agreement, dated October 2, 009, among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.

10.7
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

10.8
Intercreditor Agreement, dated October 2, 2009, by and among Nebraska Book Company, Inc., the Subsidiary Guarantors and Wilmington Trust FSB, as trustee, filed as Exhibit 10.3 to NBC Acquisition Corp. Current Report on Form 8-K filed October 7, 2009, is incorporated herein by reference.

10.9
Purchase Agreement, dated as of March 4, 2004, by and among NBC Acquisition Corp. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.13 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.10
Purchase Agreement, dated as of March 4, 2004, by and among Nebraska Book Company, Inc. and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Fleet Securities, Inc., filed as Exhibit 10.15 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.11
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

10.12
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

10.13
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

10.15
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

10.17	*
Form of Memorandum of Understanding, dated as of February 13, 1998 by and between NBC Acquisition Corp. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe, Kenneth F. Jirovsky, William H. Allen, Thomas A. Hoff and Ardean A. Arndt, filed as Exhibit 10.5 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.18	*
Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, Chief Operating Officer, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1998, is incorporated herein by reference.

10.19	*
Addendum to the Memorandum of Understanding, dated as of December 22, 1998 by and between Nebraska Book Company, Inc. and Barry S. Major, dated March 29, 2002, filed as Exhibit 10.10 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2002, is incorporated herein by reference.

10.20	*
Amended and Restated Secured Promissory Note dated July 9, 2002 by and between NBC Acquisition Corp. and Barry S. Major, filed as Exhibit 10.4 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.21	*
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

10.23	*
Addendum to the Memorandum of Understanding, dated as of July 1, 1999 by and between Nebraska Book Company, Inc. and Alan Siemek, dated March 29, 2002, filed as Exhibit 10.12 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2002, is incorporated herein by reference.

10.24	*
Memorandum of Understanding, dated as of November 1, 1999 by and between Nebraska Book Company, Inc. and Michael J. Kelly, Vice President of e-commerce, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 1999, is incorporated herein by reference.

10.25	*
Memorandum of Understanding, dated as of April 17, 2001 by and between Nebraska Book Company, Inc. and Robert Rupe, Senior Vice President of the Bookstore Division, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.26	*
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

10.27	*
Executive Employment Agreement dated as of March 27, 2010, by and between Nebraska Book Company, Inc. and Steven Clemente, Senior Vice President of the Bookstore Division, filed as Exhibit 10.24 to NBC Acquisition Corp. Form 10-K for the fiscal year ended March 31, 2010, is incorporated herein by reference.

10.28	*
NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.43 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

10.29	*
First Amendment, dated August 18, 2008, to the NBC Holdings Corp. 2004 Stock Option Plan adopted March 4, 2004, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2008, is incorporated herein by reference.

10.30	*
Second Amendment, dated January 14, 2010, to the NBC Holdings Corp. 2004 Stock Option Plan, filed as Exhibit 10.1 to NBC Acquisition Corp. Current Report on Form 8-K filed January 19, 2010, is incorporated herein by reference.

10.31	*
NBC Holdings Corp. 2005 Restricted Stock Plan adopted September 29, 2005, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

10.32	*
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

10.39	*
Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Major, filed as Exhibit 10.8 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.40	*
Restricted Stock Plan Special Bonus Agreement, dated as of March 31, 2006, between Nebraska Book and Siemek, filed as Exhibit 10.9 to NBC Acquisition Corp. Current Report on Form 8-K dated April 6, 2006, is incorporated herein by reference.

10.41	*
Form of Deferred Compensation Agreement by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Bruce E. Nevius, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.7 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

10.42	*
Amendment of Form of Deferred Compensation Agreement, dated December 30, 2002, by and among Nebraska Book Company, Inc. and each of Mark W. Oppegard, Larry R. Rempe and Thomas A. Hoff, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 10-Q for the quarter ended December 31, 2002, is incorporated herein by reference.

10.43	*	NBC Acquisition Corp. 401(k) Savings Plan, filed as Exhibit 10.8 to NBC Acquisition Corp. Registration Statement on Form S-4, as amended (File No. 333-48225), is incorporated herein by reference.

12.1		Statements regarding computation of ratios, filed as Exhibit 12.1 to NBC Acquisition Corp. Registration Statement on Form S-4 (File No. 333-114889), is incorporated herein by reference.

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