Form 10-Q
period 2011-06-30
NBC ACQUISITION CORP
filed 2011-08-17
CIK 1056756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of August 17, 2011: 554,094 shares
Total Number of Pages: 39
Exhibit Index: Page 39

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NBC ACQUISITION CORP.
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,	June 30,
	2011	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124,350,796	$56,447,380	$15,223,749
Receivables, net	34,144,084	54,966,305	42,789,674
Inventories	137,422,705	90,114,197	149,255,999
Recoverable income taxes	16,928,821	7,398,901	10,883,640
Deferred income taxes	5,717,819	5,172,819	6,888,559
Prepaid expenses and other assets	3,790,243	7,200,472	3,265,062

Total current assets	322,354,468	221,300,074	228,306,683
PROPERTY AND EQUIPMENT, net of depreciation & amortization	39,147,036	39,391,650	41,758,207
GOODWILL	129,436,730	129,436,730	217,755,026
CUSTOMER RELATIONSHIPS, net of amortization	72,725,920	74,161,300	78,467,440
TRADENAME	31,320,000	31,320,000	31,320,000
OTHER IDENTIFIABLE INTANGIBLES, net of amortization	6,452,021	5,973,049	5,854,113
DEBT ISSUE COSTS, net of amortization	2,749,712	4,211,013	8,583,153
OTHER ASSETS	8,038,453	2,513,165	3,422,914

	$612,224,340	$508,306,981	$615,467,536

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$5,075,536	$20,005,468	$39,695,502
Accrued employee compensation and benefits	7,114,792	8,609,377	7,716,597
Accrued interest	1,700,138	7,666,970	8,582,512
Accrued incentives	6,892,554	5,850,936	7,817,387
Accrued expenses	1,923,632	6,396,689	9,001,095
Deferred revenue	579,686	1,405,802	263,961
Current maturities of long-term debt	199,821,319	451,697,680	55,878
Current maturities of capital lease obligations	—	505,562	844,477
DIP term loan facility	123,750,000	—	—

Total current liabilities	346,857,657	502,138,484	73,977,409
LONG-TERM DEBT, net of current maturities	106,829	123,005	451,438,475
CAPITAL LEASE OBLIGATIONS, net of current maturities	—	1,791,621	2,163,663
OTHER LONG-TERM LIABILITIES	—	1,567,913	2,081,227
DEFERRED INCOME TAXES	41,587,157	42,072,157	39,599,490
LIABILITIES SUBJECT TO COMPROMISE (Note 2)	286,748,132	—	—
COMMITMENTS (Note 6)
REDEEMABLE PREFERRED STOCK
Series A redeemable preferred stock, $.01 par value, 20,000 shares authorized, 10,000 shares issued and outstanding, at redemption value	14,076,596	13,601,368	12,237,349
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, voting, authorized 5,000,000 shares of $0.1 par value; issued and outstanding 554,094 shares	5,541	5,541	5,541
Additional paid-in-capital	111,290,019	111,281,289	111,243,173
Note receivable from stockholder	(93,889)	(92,675)	(93,955)
Accumulated deficit	(188,353,702)	(164,181,722)	(77,184,836)

Total stockholders’ equity (deficit)	(77,152,031)	(52,987,567)	33,969,923

	$612,224,340	$508,306,981	$615,467,536

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended June 30,
	2011	2010
REVENUES, net of returns	$69,586,871	$72,421,966

COSTS OF SALES (exclusive of depreciation shown below)	41,359,504	42,199,377

Gross profit	28,227,367	30,222,589

OPERATING EXPENSES:
Selling, general and administrative	38,986,075	35,471,676
Depreciation	2,087,739	2,098,333
Amortization	2,019,982	2,195,955

	43,093,796	39,765,964

LOSS FROM OPERATIONS	(14,866,429)	(9,543,375)

OTHER EXPENSES:
Interest expense	12,764,990	12,822,576
Interest income	(14,476)	(47,085)

	12,750,514	12,775,491

LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(27,616,943)	(22,318,866)

REORGANIZATION ITEMS, net loss	6,517,941	—

LOSS BEFORE INCOME TAXES	(34,134,884)	(22,318,866)

INCOME TAX BENEFIT	(10,438,132)	(9,642,000)

NET LOSS	$(23,696,752)	$(12,676,866)

LOSS PER SHARE:
Basic	$(43.66)	$(23.66)

Diluted	$(43.66)	$(23.66)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	554,094	554,094

Diluted	554,094	554,094

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

				Note
	Common Stock		Additional	Receivable
	Shares		Paid-in	From	Accumulated		Comprehensive
	Issued	Amount	Capital	Stockholder	Deficit	Total	Income

BALANCE, April 1, 2010	554,094	$5,541	$111,203,506	$(92,755)	$(64,076,509)	$47,039,783

Interest accrued on stockholder note	—	—	—	(1,200)	—	(1,200)	$—

Share-based compensation attributable to stock options	—	—	39,667	—	—	39,667	—

Cumulative preferred dividend	—	—	—	—	(431,461)	(431,461)	—

Net loss	—	—	—	—	(12,676,866)	(12,676,866)	(12,676,866)

BALANCE, June 30, 2010	554,094	$5,541	$111,243,173	$(93,955)	$(77,184,836)	$33,969,923	$(12,676,866)

BALANCE, April 1, 2011	554,094	$5,541	$111,281,289	$(92,675)	$(164,181,722)	$(52,987,567)

Interest accrued on stockholder note	—	—	—	(1,214)	—	(1,214)	$—

Share-based compensation attributable to stock options	—	—	8,730	—	—	8,730	—

Cumulative preferred dividend					(475,228)	(475,228)

Net loss	—	—	—	—	(23,696,752)	(23,696,752)	(23,696,752)

BALANCE, June 30, 2011	554,094	$5,541	$111,290,019	$(93,889)	$(188,353,702)	$(77,152,031)	$(23,696,752)

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,696,752)	$(12,676,866)
Adjustments to reconcile net loss to net cash flows from operating activities:
Share-based compensation	8,730	296,976
Provision for losses on receivables	16,322	295,113
Depreciation	2,087,739	2,098,333
Amortization	2,019,982	2,651,252
Reorganization items	6,517,941	—
Amortization of debt issue costs and bond discount	1,583,299	1,089,390
Loss on disposal of assets	14,000	25,532
Deferred income taxes	(1,030,000)	(1,363,000)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	20,804,685	14,902,888
Inventories	(47,122,039)	(49,554,694)
Recoverable income taxes	(9,529,920)	(8,448,353)
Prepaid expenses and other assets	3,410,229	813,635
Other assets	(5,525,288)	(573,363)
Accounts payable	5,709,234	12,401,727
Accrued employee compensation and benefits	(1,494,585)	(1,684,871)
Accrued interest	657,968	915,515
Accrued incentives	1,041,618	1,503,454
Accrued expenses	(196,289)	(307,865)
Deferred revenue	(826,116)	(1,035,999)
Other long-term liabilities	(102,117)	(181,154)

Net cash flows from operating activities	(45,651,359)	(38,832,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,057,248)	(1,566,293)
Acquisitions, net of cash acquired	(870,326)	(4,717,978)
Proceeds from sale of property and equipment	1,700	10,844
Software development costs	(553,574)	(358,364)

Net cash flows from investing activities	(3,479,448)	(6,631,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	123,750,000	—
Payment of financing costs	(6,517,941)	(53,025)
Principal payments on long-term debt	(14,535)	(13,060)
Principal payments on capital lease obligations	(183,301)	(218,650)
Borrowings under revolving credit facility	31,800,000	12,300,000
Payments under revolving credit facility	(31,800,000)	(12,300,000)

Net cash flows from financing activities	117,034,223	(284,735)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,903,416	(45,748,876)

CASH AND CASH EQUIVALENTS, Beginning of period	56,447,380	60,972,625

CASH AND CASH EQUIVALENTS, End of period	$124,350,796	$15,223,749

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$10,523,723	$10,362,374
Income taxes	121,788	169,353
Reorganization items	6,485,528	—
Noncash investing and financing activities:
Unpaid consideration associated with bookstore acquisitions	—	967,354

See notes to condensed consolidated financial statements.

NBC ACQUISITION CORP.
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.
Basis of Presentation — The condensed consolidated balance sheet of NBC Acquisition Corp. (the “Company”) and its wholly-owned subsidiary, Nebraska Book Company, Inc. (“NBC”), at March 31, 2011 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the periods presented. All intercompany balances and transactions are eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2011 included in the Company’s Annual Report on Form 10-K. A description of our significant accounting policies is included in our 2011 Annual Report on Form 10-K. References in this Quarterly Report on Form 10-Q to the terms “we,” “our,” “ours,” and “us” refer collectively to the Company and its subsidiaries, including NBC, except where otherwise indicated and except where the context requires otherwise. We do not conduct significant activities apart from our investment in NBC. Operational matters discussed in this report, including the acquisition of college bookstores and other related businesses, refer to operations of NBC.

On June 27, 2011 (the “Petition Date”), we and NBC and all of its subsidiaries filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). The reorganization cases are being jointly administered as Case No. 11-12005 under the caption “in re Nebraska Book Company, Inc., et al.” (hereinafter referred to as the “Chapter 11 Proceedings”).

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

Financial reporting applicable to companies in bankruptcy generally does not change the manner in which financial statements are prepared. However, it does require, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business have been reported separately as “Reorganization items” in our condensed consolidated statement of operations. We have reflected the necessary changes in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Substantially all of our pre-petition debt is in default, including $200.0 million principal amount 10% senior secured notes (the “Pre-Petition Senior Secured Notes”), $175.0 million principal amount 8.625% senior subordinated notes (the “Pre-Petition Senior Subordinated Notes”) and $77.0 million principal amount 11% senior discount notes (the “Pre-Petition Senior Discount Notes”). The Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Discount Notes are classified as liabilities subject to compromise in our condensed consolidated financial statements for the quarter ended June 30, 2011. The Pre-Petition Senior Secured Notes are secured by all of our and our subsidiaries’ property and assets on a second priority basis and so have not been classified as liabilities subject to compromise.

2.
Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code — We continue to operate our businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

Implications of Chapter 11 Proceedings

The Chapter 11 Proceedings were initiated in response to our inability to fully refinance our existing debt and vendors’ unwillingness to extend credit to us under normal terms due to refinancing uncertainties. Under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over our property. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. While operating as debtors-in-possession under the Bankruptcy Code and subject to approval of the Court or otherwise as permitted in the ordinary course of business, we may sell or dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a confirmed plan of reorganization or other arrangement could materially change the amounts and classifications in the historical condensed consolidated financial statements.

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

Plan of Reorganization

On July 17, 2011, we filed with the Court a disclosure statement, which contained a proposed plan of reorganization (the “Plan”). The Plan calls for the issuance of (i) new senior secured notes, (ii) new senior unsecured notes, (iii) new common equity interests in us in an amount equal to 78% of the Company to the holders of the Pre-Petition Senior Subordinated Notes, and (iv) new common equity interests in us in an amount equal to 22% of the Company to the holders of the Pre-Petition Senior Discount Notes. The Plan does not provide for any recovery to holders of our existing equity securities. The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation of a plan of reorganization. A hearing to consider the Plan is currently scheduled for October 4, 2011.

Chapter 11 Financing

We are currently funding post-petition operations under a $200.0 million Superpriority Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”), consisting of a $125.0 million debtor-in-possession term loan facility (the “DIP Term Loan Facility”) issued at a discount of $1.2 million and a $75.0 million debtor-in-possession revolving facility (the “DIP Revolving Facility”). For additional details related to the DIP Credit Agreement see Note 6.

Financial Statement Classification

Financial reporting applicable to companies in bankruptcy generally does not change the manner in which financial statements are prepared. However, it does require, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business have been reported separately as “Reorganization items” in our condensed consolidated statement of operations. Reorganization items included in the condensed consolidated financial statements are as follows:

Quarter Ended
June 30, 2011
Reorganization Items:
Professional fees	$6,517,941

Professional fees included in Reorganization items for the quarter ended June 30, 2011 primarily relate to costs incurred for the DIP Term Loan Facility and DIP Revolving Facility.

Pre-petition liabilities subject to compromise under a plan of reorganization have been reported separately from both pre-petition liabilities that are not subject to compromise and from liabilities arising subsequent to the petition date. Liabilities expected to be affected by a plan of reorganization are reported at amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities subject to compromise as of June 30, 2011 are set forth below and represent our estimate of pre-petition claims to be resolved in connection with the Chapter 11 Proceedings. Such claims remain subject to future adjustments, which may result from (i) negotiations; (ii) actions of the Court; (iii) disputed claims; (iv) rejection of executor contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events.

Liabilities subject to compromise include the following:

June 30, 2011
Accounts payable	$20,427,788
Accrued interest	6,624,800
Accrued expense	4,276,768
Capital lease obligations	2,113,882
Long-term debt	252,000,000
Other long-term liabilities	1,304,894

$286,748,132

Substantially all of our pre-petition debt is in default, including the Pre-Petition Senior Secured Notes, Pre-Petition Senior Subordinated Notes (included in liabilities subject to compromise) and Pre-Petition Senior Discount Notes (included in liabilities subject to compromise). Effective June 27, 2011, we ceased recording interest expense on outstanding pre-petition debt instruments classified as liabilities subject to compromise as such amounts of contractual interest are not being paid during the Chapter 11 Proceedings and are determined not to be probable of being an allowed claim. Interest expense on a contractual basis would have been $0.3 million higher, or $13.1 million, for the quarter ended June 30, 2011 if we had continued to accrue interest on these instruments.

Going Concern

Our audited consolidated financial statements for the year ended March 31, 2011 and our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. However, our ability to: (i) comply with terms of the DIP Credit Agreement; (ii) comply with various orders entered by the Court in connection with the Chapter 11 Proceedings; (iii) maintain adequate cash on hand; (iv) generate sufficient cash from operations; (v) achieve confirmation of a plan of reorganization under the Bankruptcy Code; (vi) obtain financing to facilitate an exit from bankruptcy; and (vii) achieve profitability following such confirmation is uncertain and could have a material impact on our financial statements.

3.
Loss Per Share — Basic earnings per share data is computed by dividing earnings after the deduction of preferred stock dividends by the weighted-average number of common shares outstanding during the period. Diluted earnings per share data is calculated by dividing earnings after the deduction of preferred stock dividends by the weighted-average number of common shares outstanding and potential common shares including stock options, if any, with a dilutive effect. The information used to compute basic and dilutive loss per share is as follows:

	Quarter Ended June 30,
	2011	2010

Net Loss	$(23,696,752)	$(12,676,866)
Less: preferred stock dividends	(475,228)	(431,461)

Net loss available to common shareholders	$(24,171,980)	$(13,108,327)

Weighted-average common shares outstanding — basic	554,094	554,094
Effect of dilutive securities:
Potential shares of common stock, attributable to stock options	—	—
Weighted-average common shares outstanding — diluted	554,094	554,094

Weighted average common shares outstanding-diluted includes the incremental shares that would be issued upon the assumed exercise of stock options, if the effect is dilutive. Options to purchase 89,241 and 89,391 shares of common stock were outstanding at June 30, 2011 and 2010, respectively, but were not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive.

On July 17, 2011, we filed with the Court a proposed plan of reorganization. The Plan calls for the issuance of (i) new senior secured notes, (ii) new senior unsecured notes, (iii) new common equity interests in us in an amount equal to 78% of the company to the holders of the Pre-Petition Senior Subordinated Notes, and (iv) new common equity interests in us in an amount equal to 22% of the Company to the holders of the Pre-Petition Senior Discount Notes. The Plan does not provide for any recovery to holders of our existing equity securities. The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation of a plan of reorganization.

4.	Inventories — Inventories are summarized as follows:

	June 30,	March 31,	June 30,
	2011	2011	2010

Bookstore Division	$96,886,794	$62,076,174	$111,047,173
Textbook Division	38,896,549	26,211,651	34,504,212
Complementary Services Division	1,639,362	1,826,372	3,704,614

	$137,422,705	$90,114,197	$149,255,999

5.
Goodwill and Other Identifiable Intangibles — During the quarter ended June 30, 2011, eight bookstore locations were acquired in three separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $0.4 million, of which $0.2 million was assigned to contract-managed relationships with a weighted-average amortization period of approximately three years. Costs incurred to renew contract-managed relationships during the quarter ended June 30, 2011 were $0.3 million with a weighted-average amortization period of approximately two years before the next renewal of such contracts. As of June 30, 2011, $0.4 million of prior period acquisition costs remained to be paid and are included in liabilities subject to compromise. During the quarter ended June 30, 2011, we paid $0.2 million of previously accrued consideration for bookstore acquisitions and contract-managed relationships occurring in prior periods.

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

The changes in the carrying amount of goodwill, in total, by reportable segment and assigned to corporate administration, are as follows:

	Bookstore	Corporate
	Division	Administration	Total

Balance, April 1, 2010	$53,481,251	$162,089,875	$215,571,126
Additions to goodwill:
Bookstore acquisitions	2,183,900	—	2,183,900

Balance, June 30, 2010	$55,665,151	$162,089,875	$217,755,026

Balance, April 1, 2011 and Balance, June 30, 2011	$56,346,855	$73,089,875	$129,436,730

The following table presents the gross carrying amount and accumulated impairment charge of goodwill:

	Gross carrying	Accumulated	Net carrying
	amount	impairment	amount

Balance, April 1, 2010	$322,543,126	$(106,972,000)	$215,571,126
Additions	2,183,900	—	2,183,900

Balance, June 30, 2010	$324,727,026	$(106,972,000)	$217,755,026

Balance, April 1, 2011 and Balance, June 30, 2011	$325,408,730	$(195,972,000)	$129,436,730

We test for impairment annually at March 31 or more frequently if impairment indicators exist. Goodwill impairment testing is a two-step process. The first step involves comparing the fair value of our reporting units to their carrying amount. If the fair value of the reporting unit is greater than the carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill and debt (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

We determined in the first step of the goodwill impairment test conducted at March 31, 2011, that the carrying value of the Bookstore and Textbook Divisions exceeded their estimated fair values, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test. As a result, we recorded an impairment charge of $89.0 million for the fiscal year ended March 31, 2011. The carrying value of goodwill in excess of the implied fair value was approximately $62.0 million and $27.0 million for the Bookstore and Textbook Divisions, respectively. The impairment charge reduced our goodwill carrying value to $129.4 million as of March 31, 2011.

Fair value at March 31, 2011 was determined using a combination of the market approach, based primarily on a multiple of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”), and the income approach, based on a discounted cash flow model. The market approach requires that we estimate a certain valuation multiple of revenue and EBITDA for each reporting unit derived from comparable companies to estimate the fair value of the reporting unit. The discounted cash flow model discounts projected cash flows for each reporting unit to present value and includes critical assumptions such as long-term growth rates, projected revenues and earnings and cash flow forecasts for the reporting units, as well as an appropriate discount rate. The evaluation of potential impairment at March 31, 2011 included consideration of impending refinancing or reorganization requirements.

The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

	June 30, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(42,104,080)	$72,725,920
Developed technology	15,772,834	(12,738,576)	3,034,258
Covenants not to compete	1,458,300	(816,533)	641,767
Contract-managed relationships	5,627,261	(2,851,265)	2,775,996
Other	1,585,407	(1,585,407)	—

	$139,273,802	$(60,095,861)	$79,177,941

	March 31, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(40,668,700)	$74,161,300
Developed technology	15,342,410	(12,673,678)	2,668,732
Covenants not to compete	1,458,300	(739,880)	718,420
Contract-managed relationships	5,217,261	(2,631,364)	2,585,897
Other	1,585,407	(1,585,407)	—

	$138,433,378	$(58,299,029)	$80,134,349

	June 30, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$114,830,000	$(36,362,560)	$78,467,440
Developed technology	14,068,155	(12,245,260)	1,822,895
Covenants not to compete	3,727,000	(2,528,740)	1,198,260
Contract-managed relationships	5,205,740	(2,460,860)	2,744,880
Other	1,585,407	(1,497,329)	88,078

	$139,416,302	$(55,094,749)	$84,321,553

Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

Amortization
Expense

Quarter ended June 30, 2011	$2,019,982
Quarter ended June 30, 2010	2,195,955

Estimated amortization expense for the fiscal years ending March 31:

2012	$7,977,186
2013	7,300,685
2014	6,794,126
2015	6,576,729
2016	6,210,789

Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction which is recorded at $31,320,000. The tradename was determined to have an indefinite life based on our current intentions. The impairment for intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The impairment evaluation for tradename is conducted at March 31 each year or, more frequently, if events or changes in circumstances indicate that an asset might be impaired. We completed our test at March 31, 2011 and determined there was no impairment. The evaluation of potential impairment at March 31, 2011 included consideration of impending refinancing or reorganization requirements.

6.	Long-Term Debt —
Pre-Petition Debt

As discussed in Note 2 “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code” due to the Chapter 11 Proceedings, substantially all of our pre-petition debt is in default and has been reclassified to “Liabilities subject to compromise” on the condensed consolidated balance sheet at June 30, 2011, including the $175.0 million Pre-Petition Senior Subordinated Notes, $77.0 million Senior Discount Notes and $2.1 million of other indebtedness. As of the Petition Date, we ceased accruing interest on all debt that is subject to compromise.

Current Capital Structure

As of June 30, 2011, we had $123.8 million of debtor-in-possession financing classified as short-term debt, current maturities of long-term debt included the $200.0 million Pre-Petition Senior Secured Notes with unamortized discount of $0.2 million, other long-term debt totaled $0.2 million and unsecured pre-petition debt included in liabilities subject to compromise totaled $254.1 million.

Subsequent to the Petition Date, we, NBC and our parent NBC Holdings, Inc. (“NBC Holdings”) entered into the DIP Credit Agreement which, among other things, provides up to $200.0 million of financing to us as debtors-in-possession under the Bankruptcy Code under the terms of the $125.0 million DIP Term Loan Facility, issued at a $1.2 million discount, and the $75.0 million DIP Revolving Facility (less outstanding letters of credit and subject to a borrowing base). The DIP Credit Agreement is guaranteed by us, NBC Holdings and each of the subsidiaries of NBC. Borrowings under the DIP Credit Agreement are to be used to finance working capital purposes, the payment of fees and expenses incurred in connection with entering into the DIP Credit Agreement, the Chapter 11 Proceedings and the transactions contemplated, and the repayment of loans outstanding under our prior asset-based lending credit agreement entered into prior to the Petition Date (the “Pre-Petition ABL Credit Agreement”). Although the funds under the DIP Revolving Facility were not available until funded on July 21, 2011, the June 30, 2011 calculated borrowing base determined under the DIP Credit Agreement would have been $53.1 million, of which $3.7 million was outstanding under letters of credit. As of August 17, 2011, we have not borrowed funds under the DIP Revolving Facility.

Borrowings under the DIP Credit Agreement are secured by a perfected first priority security interest on substantially all of our property and assets.

The DIP Credit Agreement matures and expires on the earliest to occur of (a) one year from the initial closing date, (b) five business days after the Petition Date (or such later date as the administrative agent may agree in its sole discretion) if entry of the interim order has not occurred by such date, (c) thirty-five days (or such later date as the administrative agent may agree in its sole discretion) after the Petition Date if entry of the final order has not occurred by such date, (d) the effective date of the plan of reorganization and (e) the acceleration of the loans under the DIP Credit Agreement and, in connection, the termination of the unused term loan or revolving credit facility commitments in accordance with the terms.

Each loan bears interest at the Eurodollar rate or the base rate plus an applicable margin. The base interest rate is the greater of a) prime rate, b) federal funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%. The applicable margin with respect to term loans was 6.0% in the case of base rate loans and 7.0% in the case of Eurodollar Loans. Effective, July 15, 2011, the DIP Credit Agreement was amended to change the applicable margin with respect to term loans to 5.0% in the case of base rate loans and 6.0% in the case of Eurodollar loans. The applicable margin with respect to revolving credit loans is 2.5% in the case of base rate loans and 3.5% in the case of Eurodollar loans. In the case of the term loans only, the base rate shall not be less than 2.25% and the Eurodollar rate shall not be less than 1.25%. Upon the occurrence and during the continuation of an event of default, (i) all outstanding loans and reimbursement obligations (whether or not overdue) bear interest at the applicable rate plus 2.0%, (ii) the letter of credit commission payable pursuant to the DIP Credit Agreement will be increased by 2.0% and (iii) if all or a portion of any interest payable or any commitment fee or other amount payable is not paid when due, it will bear interest at the rate applicable to base rate loans plus 2.0%. We will also pay a fee of 0.5% on the amount committed to the revolving facility.

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

Interest on the Pre-Petition Senior Secured Notes and DIP Term Loan Facility will be paid monthly during the Chapter 11 Proceedings.

At June 30, 2011, we were in compliance with all of our debt covenants under the DIP Credit Agreement, however, due to the chapter 11 bankruptcy filing on June 27, 2011, substantially all of our pre-petition debt is in default including $200.0 million principal amount due under the Pre-Petition Senior Secured Notes, $175.0 million principal amount under the Pre-Petition Senior Subordinated Notes and $77.0 million principal amount under the Pre-Petition Senior Discount Notes.

7.
Redeemable Preferred Stock — On July 17, 2011, we filed with the Court a disclosure statement, which contained a proposed plan of reorganization. The Plan calls for the issuance of (i) new senior secured notes (ii) new senior unsecured notes, (iii) new common equity interests in us in an amount equal to 78% of the Company to the holders of the Pre-Petition Senior Subordinated Notes, and (iv) new common equity interests in us in an amount equal to 22% of the Company to the holders of the Pre-Petition Senior Discount Notes. The Plan does not provide for any recovery to holders of our existing equity securities. The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation of a plan of reorganization.

At June 30, 2011, we had 10,000 shares of Series A Redeemable Preferred Stock (“Preferred Stock”). Each share of the Preferred Stock had a par value of $1,000 and accrued dividends annually at 15.0% of the liquidation preference, which was equal to $1,000 per share, as adjusted. The Preferred Stock was redeemable at the option of the holders of a majority of the Preferred Stock, on the occurrence of a change of control, as defined in our First Amended and Restated Certificate of Incorporation, at a redemption price per share equal to the liquidation preference plus accrued and unpaid dividends; provided that any redemption was subject to the restrictions limiting or prohibiting any redemptions contained in the Pre-Petition ABL Credit Agreement. Effective June 27, 2011, we ceased accruing dividends on the Preferred Stock as such amounts are determined not to be probable of being an allowed claim. As of June 30, 2011, unpaid accumulated dividends were $4.1 million and are included in the redemption value of the Preferred Stock. Accumulated dividends on a contractual basis would have been $4.1 million as of June 30, 2011 if we continued to accrue dividends on the Preferred Stock.

Due to the nature of the redemption feature, we classified the Preferred Stock as temporary equity and measured the Preferred Stock at redemption value. As of June 30, 2011, there have been no changes in circumstance that would require the redemption of the Preferred Stock or permit the payment of cumulative preferred dividends.

8.	Income taxes — The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the Federal income tax rate to income before income taxes:

	Quarter Ended	Fiscal Year	Quarter Ended
	June 30, 2011	March 31, 2011	June 30, 2010
Statutory rate	34.0%	34.0%	34.3%
Goodwill impairment	—	(29.7)	—
Valuation allowance	—	(0.9)	—
Adjustment to state deferred tax rate	—	0.4	—
State income tax effect	(0.8)	(0.1)	7.5
Meals and entertainment	(1.5)	(0.1)	0.8
Non-deductible debt discount accretion	—	(0.1)	—
Michigan tax change, net of federal benefit	(1.4)	—	—
Reorganization costs	0.6	—	—
Other	(0.3)	(0.1)	0.6

	30.6%	3.4%	43.2%

The effective tax rate of 30.6% differs from the statutory federal tax rate of 34.0% primarily due to the impact of a change in Michigan tax law and to nondeductible meals and entertainment.

On May 25, 2011, the State of Michigan repealed the Michigan business tax and replaced it with the corporate income tax. The new corporate income tax is effective January 1, 2012. We have reflected the impact of the tax law change during the first quarter which resulted in an increase in deferred tax expense of $0.5 million.

9.
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

Our short-term and long-term debt is not measured at estimated fair value on a recurring basis in the statement of financial position so it does not fall under the three-level hierarchal disclosure requirements. The fair value of our short-term debt approximates carrying value due to its short-term nature. We are unable to estimate the fair value of our long-term debt that is subject to compromise at June 30, 2011 due to the uncertainties associated with the Chapter 11 Proceedings. Other fixed rate debt estimated fair values are determined utilizing the “income approach”, calculating a present value of future payments based upon prevailing interest rates for similar obligations.

Estimated fair values for our fixed rate long-term debt not subject to compromise at June 30, 2011, March 31, 2011 and June 30, 2010 is summarized in the following table:

	June 30,	March 31,	June 30,
	2011	2011	2010
Carrying Values:

Fixed rate debt – not subject to compromise	$199,928,148	$199,820,685	$199,494,353
Fixed rate debt – subject to compromise	*	254,297,183	255,008,140

Fair Values:

Fixed rate debt – not subject to compromise	$199,179,000	$207,694,000	$199,244,000
Fixed rate debt – subject to compromise	*	169,771,000	235,201,000

*	We are unable to estimate the fair value of our long-term debt that is subject to compromise at June 30, 2011 due to the uncertainties associated with the Chapter 11 Proceedings.
10.
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

EBITDA and earnings before interest, taxes, depreciation, amortization and reorganization items (“Adjusted EBITDA”) are important measures of segment profit or loss utilized by the Chief Executive Officer and President (chief operating decision makers) in making decisions about resources to be allocated to operating segments and assessing operating segment performance.

The following table provides selected information about profit or loss on a segment basis:

			Complementary
	Bookstore	Textbook	Services
	Division	Division	Division	Total
Quarter ended June 30, 2011:
External customer revenues	$46,120,834	$18,238,283	$5,227,754	$69,586,871
Intersegment revenues	31,469	7,724,762	1,744,749	9,500,980
Depreciation and amortization expense	2,029,056	1,522,051	316,268	3,867,375
Earnings before interest, taxes, depreciation and amortization (EBITDA)	(6,133,920)	4,853,273	605,956	(674,691)

Quarter ended June 30, 2010:
External customer revenues	$47,929,096	$17,756,174	$6,736,696	$72,421,966
Intersegment revenues	35,752	7,686,401	2,123,396	9,845,549
Depreciation and amortization expense	2,180,316	1,520,798	237,182	3,938,296
Earnings before interest, taxes, depreciation and amortization (EBITDA)	(5,851,283)	4,779,670	873,518	(198,095)
The following table reconciles segment information presented above with consolidated information as presented in our condensed consolidated financial statements:

	Quarter Ended June 30,
	2011	2010
Revenues:
Total for reportable segments	$79,087,851	$82,267,515
Elimination of intersegment revenues	(9,500,980)	(9,845,549)

Consolidated total	$69,586,871	$72,421,966

Depreciation and Amortization Expense:
Total for reportable segments	$3,867,375	$3,938,296
Corporate Administration	240,346	355,992

Consolidated total	$4,107,721	$4,294,288

Loss Before Income Taxes:
Total EBITDA for reportable segments	$(674,691)	$(198,095)
Corporate Administration Adjusted EBITDA loss (including interdivision profit elimination)	(10,084,017)	(5,050,992)

	(10,758,708)	(5,249,087)
Depreciation and amortization	(4,107,721)	(4,294,288)

Consolidated loss from operations	(14,866,429)	(9,543,375)
Interest and other expenses, net	(12,750,514)	(12,775,491)
Reorganization items, net loss	(6,517,941)	—

Consolidated loss before income taxes	$(34,134,884)	$(22,318,866)

Our revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

11.
Accounting Pronouncements Not Yet Adopted — In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”). Update 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Update 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Update 2011-05 becomes effective for us in fiscal year 2013 and should be applied retrospectively. Early adoption is permitted. Management has determined that the update will not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurements (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“Update 2011-04”). Update 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. Update 2011-04 also expands the disclosure for fair value measurements that are estimated using significant unobservable (level 3) inputs. This new guidance is to be applied prospectively. We expect to apply this standard on a prospective basis beginning January 1, 2012. Management has determined that the update will not have a material impact on the consolidated financial statements.

12.
Subsequent Events — On July 20, 2011, we entered into a First Amendment to the DIP Credit Agreement. The DIP Credit Agreement was amended to, among other things, change the applicable margin with respect to term loans to 5.0% per annum in the case of base rate loans and to 6.0% per annum in the case of Eurodollar loans, retroactively effective on July 15, 2011.

On July 17, 2011, we filed a Joint Plan of Reorganization of Nebraska Book Company, Inc., et al., pursuant to chapter 11 of the Bankruptcy Code and a proposed Disclosure Statement to the Joint Plan of Reorganization.

On July 25, 2011, pursuant to the Bankruptcy Code, we filed statements and schedules with the Court setting forth our assets and liabilities as of the Petition Date.
13.
Condensed Consolidating Financial Information — Effective January 26, 2009, we established Campus Authentic LLC, a wholly-owned subsidiary of NBC which was separately incorporated under the laws of the State of Delaware. On April 24, 2007, we established Net Textstore LLC as a wholly-owned subsidiary of NBC separately incorporated under the laws of the State of Delaware. On May 1, 2006, we acquired all of the outstanding stock of CBA, an entity separately incorporated under the laws of the State of Illinois and now accounted for as one of NBC’s wholly-owned subsidiaries. Effective January 1, 2005, our textbook division was separately formed under the laws of the State of Delaware as NBC Textbooks LLC, one of NBC’s wholly-owned subsidiaries. Effective July 1, 2002, our distance education business was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., one of NBC’s wholly-owned subsidiaries. In connection with their incorporation, Campus Authentic LLC, Net Textstore LLC, CBA, NBC Textbooks LLC and Specialty Books, Inc. have unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of NBC’s obligations, liabilities, and indebtedness arising under, out of, or in connection with the Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Secured Notes. However, we are not a guarantor of NBC’s obligations, liabilities or indebtedness arising out of, or in connection, with such notes. As of June 30, 2011, we, NBC and NBC’s wholly-owned subsidiaries were also a party to the Secured Superpriority Debtor-in-Possession Credit Agreement. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (NBC Acquisition Corp), NBC and the subsidiary guarantors (Campus Authentic LLC, Net Textstore LLC, CBA, NBC Textbooks LLC and Specialty Books, Inc.), consolidating eliminations, and consolidated totals.

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2011

	NBC Acquisition	Nebraska Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$116,474,199	$7,876,597	$—	$124,350,796
Intercompany receivables	26,327,673	20,572,127	61,696,412	(108,596,212)	—
Receivables, net	42	11,668,917	22,475,125	—	34,144,084
Inventories	—	70,660,388	66,762,317	—	137,422,705
Recoverable income taxes	—	16,928,821	—	—	16,928,821
Deferred income taxes	(45,585)	1,110,404	4,653,000	—	5,717,819
Prepaid expenses and other assets	—	2,666,801	1,123,442	—	3,790,243

Total current assets	26,282,130	240,081,657	164,586,893	(108,596,212)	322,354,468
PROPERTY AND EQUIPMENT, net	—	33,672,243	5,474,793	—	39,147,036
GOODWILL	—	113,765,621	15,671,109	—	129,436,730
CUSTOMER RELATIONSHIPS, net	—	3,927,528	68,798,392	—	72,725,920
TRADENAME	—	31,320,000	—	—	31,320,000
OTHER IDENTIFIABLE INTANGIBLES, net	—	3,975,804	2,476,217	—	6,452,021
INVESTMENT IN SUBSIDIARIES	(20,706,822)	188,762,110	—	(168,055,288)	—
OTHER ASSETS	446,950	9,110,892	1,230,323	—	10,788,165

	$6,022,258	$624,615,855	$258,237,727	$(276,651,500)	$612,224,340

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$4,145,741	$929,795	$—	$5,075,536
Intercompany payables	—	61,696,412	20,572,127	(82,268,539)	—
Accrued employee compensation and benefits	—	5,079,943	2,034,849	—	7,114,792
Accrued interest	—	1,700,138	—	—	1,700,138
Accrued incentives	—	—	6,892,554	—	6,892,554
Accrued expenses	—	1,786,741	136,891	—	1,923,632
Income taxes payable	—	(2,878,268)	2,878,268	—	—
Deferred revenue	—	579,536	150	—	579,686
Current maturities of long-term debt	—	199,821,319	—	—	199,821,319
DIP term loan facility	—	123,750,000	—	—	123,750,000

Total current liabilities	—	395,681,562	33,444,634	(82,268,539)	346,857,657
LONG-TERM DEBT, net of current maturities	—	106,829	—	—	106,829
DEFERRED INCOME TAXES	(10,292,472)	24,788,629	27,091,000	—	41,587,157
LIABILITIES SUBJECT TO COMPROMISE	79,390,165	224,745,657	8,939,983	(26,327,673)	286,748,132
COMMITMENTS
REDEEMABLE PREFERRED STOCK	14,076,596	—	—	—	14,076,596
STOCKHOLDER’S EQUITY (DEFICIT)	(77,152,031)	(20,706,822)	188,762,110	(168,055,288)	(77,152,031)

	$6,022,258	$624,615,855	$258,237,727	$(276,651,500)	$612,224,340

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2011

	NBC Acquisition	Nebraska Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$49,526,530	$6,920,850	$—	$56,447,380
Intercompany receivables	26,103,749	15,756,276	75,596,987	(117,457,012)	—
Receivables, net	42	31,909,645	23,056,618	—	54,996,305
Inventories	—	47,874,164	42,240,033	—	90,114,197
Recoverable income taxes	—	7,398,901	—	—	7,398,901
Deferred income taxes	(45,585)	715,404	4,503,000	—	5,172,819
Prepaid expenses and other assets	—	4,338,486	2,861,986	—	7,200,472

Total current assets	26,058,206	157,519,406	155,179,474	(117,457,012)	221,300,074
PROPERTY AND EQUIPMENT, net	—	33,971,546	5,420,104	—	39,391,650
GOODWILL	—	113,765,621	15,671,109	—	129,436,730
CUSTOMER RELATIONSHIPS, net	—	4,005,045	70,156,255	—	74,161,300
TRADENAME	—	31,320,000	—	—	31,320,000
OTHER IDENTIFIABLE INTANGIBLES, net	—	3,533,284	2,439,765	—	5,973,049
INVESTMENT IN SUBSIDIARIES	1,123,613	188,466,295	—	(189,589,908)	—
OTHER ASSETS	510,798	5,885,251	328,129	—	6,724,178

	$27,692,617	$538,466,448	$249,194,836	$(307,046,920)	$508,306,981

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$17,456,720	$2,548,748	$—	$20,005,468
Intercompany payables	—	75,596,987	15,756,276	(91,353,263)	—
Accrued employee compensation and benefits	—	6,097,248	2,512,129	—	8,609,377
Accrued interest	371,288	7,295,682	—	—	7,666,970
Accrued incentives	—	16,896	5,834,040	—	5,850,936
Accrued expenses	—	5,154,291	1,242,398	—	6,396,689
Income taxes payable	—	(3,469,950)	3,469,950	—	—
Deferred revenue	—	1,405,802	—	—	1,405,802
Current maturities of long-term debt	77,000,000	374,697,680	—	—	451,697,680
Current maturities of capital lease obligations	—	505,562	—	—	505,562

Total current liabilities	77,371,288	484,756,918	31,363,541	(91,353,263)	502,138,484
LONG-TERM DEBT, net of current maturities	—	123,005	—	—	123,005
CAPITAL LEASE OBLIGATIONS, net of current maturities	—	1,791,621	—	—	1,791,621
OTHER LONG-TERM LIABILITIES	—	1,367,913	200,000	—	1,567,913
DEFERRED INCOME TAXES	(10,292,472)	23,199,629	29,165,000	—	42,072,157
DUE TO PARENT	—	26,103,749	—	(26,103,749)	—
COMMITMENTS
REDEEMABLE PREFERRED STOCK	13,601,368	—	—	—	13,601,368
STOCKHOLDER’S EQUITY (DEFICIT)	(52,987,567)	1,123,613	188,466,295	(189,589,908)	(52,987,567)

	$27,692,617	$538,466,448	$249,194,836	$(307,046,920)	$508,306,981

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2010

	NBC Acquisition	Nebraska Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$10,841,150	$4,382,599	$—	$15,223,749
Intercompany receivables	24,618,711	18,909,213	44,543,694	(88,071,618)	—
Receivables, net	—	17,013,024	25,776,650	—	42,789,674
Inventories	—	86,703,871	62,552,128	—	149,255,999
Recoverable income taxes	—	10,883,640	—	—	10,883,640
Deferred income taxes	—	2,076,559	4,812,000	—	6,888,559
Prepaid expenses and other assets	—	2,780,777	484,285	—	3,265,062

Total current assets	24,618,711	149,208,234	142,551,356	(88,071,618)	228,306,683
PROPERTY AND EQUIPMENT, net	—	36,267,300	5,490,907	—	41,758,207
GOODWILL	—	202,083,918	15,671,108	—	217,755,026
CUSTOMER RELATIONSHIPS, net	—	4,237,596	74,229,844	—	78,467,440
TRADENAME	—	31,320,000	—	—	31,320,000
OTHER IDENTIFIABLE INTANGIBLES, net	—	3,556,279	2,297,834	—	5,854,113
INVESTMENT IN SUBSIDIARIES	90,303,676	171,414,060	—	(261,717,736)	—
OTHER ASSETS	702,343	10,017,640	1,286,084	—	12,006,067

	$115,624,730	$608,105,027	$241,527,133	$(349,789,354)	$615,467,536

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$31,113,419	$8,582,083	$—	$39,695,502
Intercompany payables	—	44,543,694	18,909,213	(63,452,907)	—
Accrued employee compensation and benefits	—	5,329,610	2,386,987	—	7,716,597
Accrued interest	2,482,987	6,099,525	—	—	8,582,512
Accrued incentives	—	5,578	7,811,809	—	7,817,387
Accrued expenses	—	8,280,168	720,927	—	9,001,095
Income taxes payable	—	(2,822,667)	2,822,667	—	—
Deferred revenue	—	263,573	388	—	263,961
Current maturities of long-term debt	—	55,878	—	—	55,878
Current maturities of capital lease obligations	—	844,477	—	—	844,477

Total current liabilities	2,482,987	93,713,255	41,234,074	(63,452,907)	73,977,409
LONG-TERM DEBT, net of current maturities	77,000,000	374,438,475	—	—	451,438,475
CAPITAL LEASE OBLIGATIONS, net of current maturities	—	2,163,663	—	—	2,163,663
OTHER LONG-TERM LIABILITIES	—	1,871,227	210,000	—	2,081,227
DEFERRED INCOME TAXES	(10,065,529)	20,996,020	28,668,999	—	39,599,490
DUE TO PARENT	—	24,618,711	—	(24,618,711)	—
COMMITMENTS
REDEEMABLE PREFERRED STOCK	12,237,349	—	—	—	12,237,349
STOCKHOLDER’S EQUITY (DEFICIT)	33,969,923	90,303,676	171,414,060	(261,717,736)	33,969,923

	$115,624,730	$608,105,027	$241,527,133	$(349,789,354)	$615,467,536

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2011

	NBC Acquisition	Nebraska Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals
REVENUES, net of returns	$—	$35,630,947	$41,861,914	$(7,905,990)	$69,586,871
COST OF SALES (exclusive of depreciation shown below)	—	23,049,952	26,615,518	(8,305,966)	41,359,504

Gross profit	—	12,580,995	15,246,396	399,976	28,227,367

OPERATING EXPENSES (INCOME):
Selling, general and administrative	—	28,016,086	10,570,013	399,976	38,986,075
Depreciation	—	1,596,345	491,394	—	2,087,739
Amortization	—	398,465	1,621,517	—	2,019,982
Intercompany administrative fee	—	(2,244,691)	2,244,691	—	—
Equity in earnings of subsidiaries	21,837,951	(295,815)	—	(21,542,136)	—

	21,837,951	27,470,390	14,927,615	(21,142,160)	43,093,796

INCOME (LOSS) FROM OPERATIONS	(21,837,951)	(14,889,395)	318,781	21,542,136	(14,866,429)

OTHER EXPENSES (INCOME):
Interest expense	2,082,725	10,682,265	—	—	12,764,990
Interest income	—	(8,442)	(6,034)	—	(14,476)

	2,082,725	10,673,823	(6,034)	—	12,750,514

INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(23,920,676)	(25,563,218)	324,815	21.542,136	(27,616,943)
REORGANIZATION ITEMS	—	6,517,941	—	—	6,517,941

INCOME (LOSS) BEFORE INCOME TAXES	(23,920,676)	(32,081,159)	324,815	21,542,136	(34,134,884)
INCOME TAX EXPENSE (BENEFIT)	(223,924)	(10,243,208)	29,000	—	(10,438,132)

NET INCOME (LOSS)	$(23,696,752)	$(21,837,951)	$295,815	$21,542,136	$(23,696,752)

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2010

	NBC Acquisition	Nebraska Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals
REVENUES, net of returns	$—	$40,032,804	$40,343,813	$(7,954,651)	$72,421,966
COST OF SALES (exclusive of depreciation shown below)	—	24,615,002	25,659,389	(8,075,014)	42,199,377

Gross profit	—	15,417,802	14,684,424	120,363	30,222,589

OPERATING EXPENSES (INCOME):
Selling, general and administrative	—	24,719,871	10,631,442	120,363	35,471,676
Depreciation	—	1,661,438	436,895	—	2,098,333
Amortization	—	646,194	1,549,761	—	2,195,955
Intercompany administrative fee	—	(2,171,391)	2,171,391	—	—
Equity in earnings of subsidiaries	11,925,319	118,179	—	(12,043,498)	—

	11,925,319	24,974,291	14,789,489	(11,923,135)	39,765,964

INCOME (LOSS) FROM OPERATIONS	(11,925,319)	(9,556,489)	(105,065)	12,043,498	(9,543,375)

OTHER EXPENSES (INCOME):
Interest expense	2,175,547	10,647,023	6	—	12,822,576
Interest income	—	(17,193)	(29,892)	—	(47,085)

	2,175,547	10,629,830	(29,886)	—	12,775,491

INCOME (LOSS) BEFORE INCOME TAXES	(14,100,866)	(20,186,319)	(75,179)	12,043,498	(22,318,866)
INCOME TAX EXPENSE (BENEFIT)	(1,424,000)	(8,261,000)	43,000		(9,642,000)

NET INCOME (LOSS)	$(12,676,866)	$(11,925,319)	$(118,179)	$12,043,498	$(12,676,866)

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED JUNE 30, 2011

	NBC Acquisition	Nebraska Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals
CASH FLOWS FROM OPERATING ACTIVITIES	$223,924	$(47,778,655)	$1,903,372	$—	$(45,651,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(1,506,310)	(550,938)	—	(2,057,248)
Acquisitions, net of cash acquired	—	(445,902)	(424,424)	—	(870,326)
Proceeds from sale of property and equipment	—	(6,037)	7,737	—	1,700
Software development costs	—	(553,574)	—	—	(553,574)

Net cash flows from investing activities	—	(2,511,823)	(967,625)	—	(3,479,448)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt	—	123,750,000	—	—	123,750,000
Payment of financing costs	—	(6,517,941)	—	—	(6,517,941)
Principal payments on long-term debt	—	(14,535)	—	—	(14,535)
Principal payments on capital lease obligations	—	(183,301)	—	—	(183,301)
Borrowings under revolving credit facility	—	31,800,000	—	—	26,300,000
Payments under revolving credit facility	—	(31,800,000)	—	—	(26,300,000)
Change in due from subsidiary	(223,924)	223,924	—	—	—

Net cash flows from financing activities	(223,924)	117,258,147	—	—	117,034,223
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	66,967,669	935,747	—	67,903,416
CASH AND CASH EQUIVALENTS, Beginning of period	—	49,526,530	6,920,850	—	56,447,380

CASH AND CASH EQUIVALENTS, End of period	$—	$116,494,199	$7,856,597	$—	$124,350,796

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED JUNE 30, 2010

	NBC Acquisition	Nebraska Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals
CASH FLOWS FROM OPERATING ACTIVITIES	$1,424,000	$(40,596,493)	$340,143	$—	$(38,832,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(992,768)	(573,525)	—	(1,566,293)
Acquisitions, net of cash acquired		(3,769,706)	(948,272)	—	(4,717,978)
Proceeds from sale of property and equipment	—	8,395	2,449	—	10,844
Software development costs	—	(358,364)	—	—	(358,364)

Net cash flows from investing activities	—	(5,112,443)	(1,519,348)	—	(6,631,791)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of financing costs	—	(53,025)	—	—	(53,025)
Principal payments on long-term debt	—	(13,060)	—	—	(13,060)
Principal payments on capital lease obligations	—	(218,650)	—	—	(218,650)
Borrowings under revolving credit facility	—	12,300,000	—	—	12,300,000
Payments under revolving credit facility	—	(12,300,000)		—	(12,300,000)
Change in due from subsidiary	(1,424,000)	1,424,000	—	—	—

Net cash flows from financing activities	(1,424,000)	1,139,265	—	—	(284,735)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(44,569,671)	(1,179,205)	—	(45,748,876)
CASH AND CASH EQUIVALENTS, Beginning of period	—	55,410,821	5,561,804	—	60,972,625

CASH AND CASH EQUIVALENTS, End of period	$—	$10,841,150	$4,382,599	$—	$15,223,749

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Acquisitions. Our Bookstore Division continues to grow its number of bookstores through acquisitions of contract-managed and start-up locations. We acquired eight contract-managed bookstore locations in three separate transactions and closed seven locations during the quarter ended June 30, 2011. We believe there are attractive opportunities for us to continue to expand our chain of bookstores across the country.
Revenue Results. Consolidated revenues for the quarter ended June 30, 2011 decreased $2.8 million, or 3.9%, from the quarter ended June 30, 2010. The decrease was primarily due to a decrease in revenues in the Complementary Services Division and Bookstore Division. Revenues decreased in the Complementary Services Division primarily due to a decrease in revenues in our distance education business as a result of a decrease in schools served and our systems business’s hardware and software sales as a result of a decrease in customer upgrades. Revenues decreased in the Bookstore Division primarily due to a decrease in same-store sales and to closed stores, which was offset by additional revenue from new bookstores.
Adjusted EBITDA Results. Consolidated Adjusted EBITDA loss for the quarter ended June 30, 2011 increased $5.5 million from the quarter ended June 30, 2010 primarily due to higher selling, general and administrative expenses due to a $4.6 million increase in professional fees related to reorganization costs prior to filing chapter 11 and due to lower revenues. EBITDA and Adjusted EBITDA are considered non-GAAP measures, and therefore you should refer to the more detailed explanation of the measures that is provided later in this Item 2.
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Adjusted EBITDA is EBITDA adjusted for reorganization items. There were no reorganization items for the quarter ended June 30, 2010; therefore, Adjusted EBITDA equals EBITDA for that period. As we are highly-leveraged and as our equity is not publicly-traded, management believes that the non-GAAP measures, EBITDA and Adjusted EBITDA, are useful in evaluating our results and provide additional information for determining our ability to meet debt service requirements. That belief is driven by the consistent use of the measures in the computations used to establish the value of our equity over the past 15 years and the fact that our debt covenants also use the measures, as further described later in this Item 2, to measure and monitor our financial results. Due to the importance of EBITDA and Adjusted EBITDA to our equity and debt holders, our chief operating decision makers and other members of management use EBITDA and Adjusted EBITDA to measure our overall performance, to assist in resource allocation decision-making, to develop our budget goals, to determine incentive compensation goals and payments, and to manage other expenditures among other uses.
With respect to covenant compliance calculations, EBITDA, as defined in the DIP Credit Agreement (hereinafter, referred to as “Credit Facility EBITDA”), includes additional adjustments to EBITDA. Credit Facility EBITDA is defined in the DIP Credit Agreement as: (1) consolidated net income, as defined therein; plus (2) the following items, to the extent deducted from consolidated net income: (a) income tax expense; (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness; (c) depreciation and amortization expense; (d) amortization of intangibles and organization costs; (e) any non-cash extraordinary, unusual or non-recurring expenses or losses; (f) any other non-cash charges; (g) any costs, fees, expenses or disbursements of attorneys, consultants or advisors incurred in connection with the events leading up to and the ongoing administration of the Chapter 11 Proceedings, the Plan and any other restructuring and any upfront, arrangement or other fees paid in connection with the DIP Credit Agreement; and (h) charges, premiums and expenses associated with the discharge of pre-petition debt, minus (3) the following items, to the extent included in the statement of net income for such period; (i) interest income; (ii) any extraordinary, unusual or non-recurring income or gains; and (iii) any other non-cash income. Credit Facility EBITDA is utilized when calculating the minimum cumulative consolidated EBITDA under the DIP Credit Agreement, which beginning July 1, 2011, requires Credit Facility EBITDA to be at least equal to certain amounts set forth in the DIP Credit Agreement.
There are material limitations associated with the use of EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net cash flows from operating activities or net income as determined by GAAP. Furthermore, EBITDA and Adjusted EBITDA do not necessarily indicate whether cash flows will be sufficient for cash requirements because the measures do not include reductions for cash payments for our obligation to service our debt, fund our working capital, make capital expenditures and make acquisitions or pay our income taxes and dividends; nor are they a measure of our profitability because they do not include costs and expenses such as interest, taxes, depreciation, amortization, and reorganization items, which are significant components in understanding and assessing our financial performance. Even with these limitations, we believe EBITDA and Adjusted EBITDA, when viewed with both our GAAP results and the reconciliations to operating cash flows and net income, provide a more complete understanding of our business than otherwise could be obtained absent this disclosure. EBITDA and Adjusted EBITDA measures presented may not be comparable to similarly titled measures presented by other companies.

Reorganization under Chapter 11 of the U.S. Bankruptcy Code
On June 27, 2011 (the “Petition Date”), we filed voluntary petitions for reorganization relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the Unites States Bankruptcy Court for the District of Delaware (the “Court”). The reorganization cases are being jointly administered as Case No. 11-12005 under the caption “In re Nebraska Book Company Inc., et al” (hereinafter referred to as the “Chapter 11 Proceedings”). We continue to operate our business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
The Chapter 11 Proceedings were initiated in response to our inability to fully refinance our existing debt and vendors’ unwillingness to extend credit to us under normal terms due to refinancing uncertainties. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over our property. Subsequent to the Petition Date, we received approval from the Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize our operations including employee obligations, tax matters, and, from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, and certain other pre-petition claims. Additionally, we have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business.
Chapter 11 Financing
We are currently funding post-petition operations under a $200.0 million DIP Credit Agreement, consisting of a $125.0 million DIP Term Loan Facility issued at a discount of $1.2 million and a $75.0 million DIP Revolving Facility. For additional details related to the DIP Credit Agreement see Note 6.
Plan of Reorganization
To successfully emerge from the Chapter 11 Proceedings, in addition to obtaining exit financing, the Court must confirm a plan of reorganization, which determines the rights and satisfaction of claims of various creditors and security holders. On July 17, 2011, we filed with the Court a disclosure statement, which contained a proposed plan of reorganization (the “Plan”). The Plan calls for the issuance of (i) new senior secured notes, (ii) new senior unsecured notes, (iii) new common equity interests in us in an amount equal to 78% of the Company to the holders of the Pre-Petition Senior Subordinated Notes, and (iv) new common equity interests in us in an amount equal to 22% of the Company to the holders of the Pre-Petition Senior Discount Notes. The Plan does not provide for any recovery to holders of our existing equity securities. The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation of a plan of reorganization. A hearing to consider the Plan is currently schedule for October 4, 2011.
Because a Court confirmed plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders, the ultimate settlement of such claims are subject to various uncertainties. Accordingly, no assurance can be provided as to what values, if any, will be ascribed in the Chapter 11 Proceedings to these or any other constituencies with respect to what types or amounts of distributions, if any, will be received. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed without acceptance by all constituents and without the receipt or retention of any property on account of all interests under the plan. Under any plan of reorganization, our presently outstanding equity securities could have no value and could be canceled and we urge that caution be exercised with respect to existing and future investments in any of our securities.
Going Concern
Our audited consolidated financial statements for the year ended March 31, 2011 and our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. However, our ability to: (i) comply with terms of the DIP Credit Agreement; (ii) comply with various orders entered by the Court in connection with the Chapter 11 Proceedings; (iii) maintain adequate cash on hand; (iv) generate sufficient cash from operations; (v) achieve confirmation of a plan of reorganization under the Bankruptcy Code; (vi) obtain financing to facilitate an exit from bankruptcy; and (vii) achieve profitability following such confirmation is uncertain and could have a material impact on our financial statements.

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
Quarter Ended June 30, 2011 Compared With Quarter Ended June 30, 2010.
Revenues. Revenues for the quarters ended June 30, 2011 and 2010 and the corresponding change in revenues were as follows:

			Change
	2011	2010	Amount	Percentage
Bookstore Division	$46,152,303	$47,964,848	$(1,812,545)	(3.8)%
Textbook Division	25,963,045	25,442,575	520,470	2.0%
Complementary Services Division	6,972,503	8,860,092	(1,887,589)	(21.3)%
Intercompany Eliminations	(9,500,980)	(9,845,549)	344,569	(3.5)%

	$69,586,871	$72,421,966	$(2,835,095)	(3.9)%

For the quarter ended June 30, 2011, Bookstore Division revenues decreased $1.8 million, or 3.8%, from the quarter ended June 30, 2010. The decrease in Bookstore Division revenues was attributable to a decrease in same-store sales and to a decrease in revenues as a result of certain store closings, which were partially offset by additional revenue from new bookstores. Same-store sales for the quarter ended June 30, 2011 decreased $4.0 million, or 8.6%, from the quarter ended June 30, 2010, primarily due to decreased new and used textbook revenues and to a smaller decrease in clothing and insignia wear revenues. The same-store sales decrease in new and used textbooks is partly attributable to increased activity in the rental program, which was implemented in the fourth quarter of fiscal 2010 in our off-campus bookstores and extended to all of our bookstores in fiscal 2011. The rental amount for a textbook is less than the sales amount, which results in lower textbook revenues. If the book rented would have been sold instead, we estimate that same-store sales would have been approximately $2.8 million higher, lowering the same-store sales decrease to 5.8% for the quarter ended June 30, 2011. We define same-store sales for the quarter ended June 30, 2011 as sales, including internet sales, from any store, even if expanded or relocated, that we have operated since the start of fiscal year 2011. Revenues declined $0.2 million for the quarter ended June 30, 2011 as a result of twelve store closings since April 1, 2010. We have added 29 bookstore locations through acquisitions or start-ups since April 1, 2010. The new bookstores provided an additional $2.4 million of revenue for the quarter ended June 30, 2011.
For the quarter ended June 30, 2011, Textbook Division revenues increased $0.5 million, or 2.0%, from the quarter ended June 30, 2010 primarily due to a 9.6% increase in the average price per book sold, which was partially offset by a 6.6% decrease in units sold. Complementary Services Division revenues decreased $1.9 million, or 21.3%, from the quarter ended June 30, 2010, primarily due to a $1.6 million decrease in revenues from our distance education business primarily as a result of a decrease in the number of schools served, and to a $0.7 million decrease in revenues in our systems business due to decreased hardware and software sales as a result of a decrease in customer upgrades. Intercompany eliminations decreased $0.3 million primarily as a result of a decrease in intercompany revenues in our systems business.
Gross profit. Gross profit for the quarter ended June 30, 2011 decreased $2.0 million, or 6.6%, to $28.2 million from $30.2 million for the quarter ended June 30, 2010. The decrease in gross profit was primarily attributable to a decrease in the Bookstore Division and Complementary Services Division gross profit as a result of the aforementioned decrease in revenues, which was partially offset by an increase in the Textbook Division gross profit. The consolidated gross margin percentage decreased to 40.6% for the quarter ended June 30, 2011 from 41.7% for the quarter ended June 30, 2010. The decrease in our consolidated gross margin percentage is primarily attributable to a small decrease in the gross margin percentage for the Bookstore Division.
Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended June 30, 2011 increased $3.5 million, or 9.9%, to $39.0 million from $35.5 million for the quarter ended June 30, 2010. Selling, general and administrative expenses as a percentage of revenues were 56.0% and 49.0% for the quarters ended June 30, 2011 and 2010, respectively. The increase in selling, general and administrative expenses was primarily attributable to a $4.6 million increase in professional fees related to reorganization costs prior to filing chapter 11, which was slightly offset by a $0.5 million decrease in personnel expenses as a result of cost saving initiatives implemented in fiscal year 2011.

Earnings before interest, taxes, depreciation, amortization, and reorganization items (Adjusted EBITDA). Adjusted EBITDA for the quarters ended June 30, 2011 and 2010 and the corresponding change in Adjusted EBITDA were as follows:

			Change
	2011	2010	Amount	Percentage
Bookstore Division	$(6,133,920)	$(5,851,283)	$(282,637)	(4.8)%
Textbook Division	4,853,273	4,779,670	73,603	1.5%
Complementary Services Division	605,956	873,518	(267,562)	(30.6)%
Corporate Administration	(10,084,017)	(5,050,992)	(5,033,025)	(99.6)%

	$(10,758,708)	$(5,249,087)	$(5,509,621)	(105.0)%

Bookstore Division EBITDA loss increased $0.3 million from the quarter ended June 30, 2010 primarily due to lower revenues. The $0.1 million, or 1.5%, increase in Textbook Division EBITDA from the quarter ended June 30, 2010, was primarily due to an increase in revenue. Complementary Services Division EBITDA decreased $0.3 million primarily due to decreased revenues which was offset by a decrease in selling, general and administrative expenses. Corporate Administration’s Adjusted EBITDA loss increased $5.0 million from the quarter ended June 30, 2010, primarily due to an increase in selling, general and administrative expense due to an increase in professional fees related to our reorganization prior to the Petition Date.
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

	Quarter Ended June 30,
	2011	2010
Net loss	$(23,696,752)	$(12,676,866)
Interest expense, net	12,750,514	12,775,491
Income tax benefit	(10,438,132)	(9,642,000)
Depreciation and amortization	4,107,721	4,294,288

EBITDA	(17,276,649)	(5,249,087)
Reorganization items	6,517,941	—

Adjusted EBITDA	(10,758,708)	(5,249,087)
Share-based compensation	8,730	296,976
Interest income	14,476	47,085
Provision for losses on receivables	16,322	295,113
Cash paid for interest	(10,523,723)	(10,362,374)
Cash paid for income taxes	(121,788)	(169,353)
Loss on disposal of assets	14,000	25,532
Changes in operating assets and liabilities, net of effect of acquisitions (1)	(24,300,668)	(23,716,242)

Net Cash Flows from Operating Activities	$(45,651,359)	$(38,832,350)

Net Cash Flows from Investing Activities	$(3,479,448)	$(6,631,791)

Net Cash Flows from Financing Activities	$117,034,223	$(284,735)

(1)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Amortization expense. Amortization expense for the quarter ended June 30, 2011 decreased $0.2 million to $2.0 million from $2.2 million for the quarter ended June 30, 2010, primarily due to a decrease in amortization of non-compete agreements associated with bookstore acquisitions.
Reorganization items. Costs directly attributable to the Chapter 11 Proceedings were $6.5 million for the quarter ended June 30, 2011 and are related to professional fees incurred in connection with the DIP Term Loan Facility and DIP Revolving Facility.
Income taxes. Income tax benefit for the quarter ended June 30, 2011 increased $0.8 million to $10.4 million from $9.6 million for the quarter ended June 30, 2010. Our effective tax rate for the quarters ended June 30, 2011 and 2010 was 30.6% and 43.2%, respectively. The effective tax rate for June 30, 2011 differs from the statutory federal tax rate and quarter ended June 30, 2010 effective tax rate primarily due to the impact of a change in Michigan tax law enacted May 25, 2011.
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
Revenue Recognition. We recognize revenue from Textbook Division sales at the time of shipment. We have established a program which, under certain conditions, enables our customers to return textbooks. We record reductions to revenue and costs of sales for the estimated impact of textbooks with return privileges which have yet to be returned to the Textbook Division. External customer returns over the past three fiscal years have ranged from approximately 22.9% to 26.4% of sales. Additional reductions to revenue and costs of sales may be required if the actual rate of returns exceeds the estimated rate of returns. Consistent with prior years, the estimated rate of returns is determined utilizing actual historical return experience. The accrual rate for customer returns at March 31, 2011 and June 30, 2011 was approximately 26.2% of Textbook Division gross external sales. Estimated product returns at March 31, 2011 and June 30, 2011 were $4.9 million and $4.5 million, respectively.
Bad Debts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Consistent with prior years, in determining the adequacy of the allowance, we analyze the aging of the receivable, the customer’s financial position, historical collection experience, and other economic and industry factors. Net charge-offs over the past three fiscal years have been between $1.1 million and $2.2 million, or 0.2% to 0.5% of revenues. We have maintained an allowance for doubtful accounts of approximately $1.3 million, or 0.3% of revenues, over the past three fiscal years. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Inventory Valuation and Obsolescence. Inventories, including rental inventory, are stated at the lower of cost or market. The cost of used textbook inventories is determined using the weighted-average method. Our Bookstore Division uses the retail inventory method to determine cost for new textbook and non-textbook inventories. The cost of other inventories is determined on a first-in, first-out cost method. Consistent with prior years, we account for inventory obsolescence based upon assumptions about future demand and market conditions. At March 31, 2011 and June 30, 2011, used textbook inventory was subject to an obsolescence reserve of $2.4 million. The obsolescence reserve at March 31, 2010 and 2009 was $2.3 million and $2.4 million, respectively. If actual future demand or market conditions are less favorable than those projected by us, inventory write-downs may be required. In determining inventory adjustments, we consider amounts of inventory on hand, projected demand, new editions, and industry factors.

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
In the first step of our goodwill impairment test conducted at March 31, 2011, fair value was determined using a combination of the market approach, based primarily on a multiple, and the income approach, based on a discounted cash flow model. In applying weights to the methods used at March 31, 2011, we believe that the discounted cash flow model captured our estimates regarding the results of our future prospects, however, we also considered the market’s expectations based on observable market information. The multiple approach requires that we estimate a certain valuation multiple of revenue and EBITDA for each reporting unit derived from comparable companies to estimate the fair value of the reporting unit. The discounted cash flow model discounts projected cash flows for each reporting unit to present value and includes critical assumptions such as long-term growth rates, projected revenues and earnings and cash flow forecasts for the reporting units, as well as an appropriate discount rate. Discount rates were determined separately for each reporting unit by estimating the weighted average cost of capital using the capital asset pricing model. The evaluation of potential impairment at March 31, 2011 included consideration of impending refinancing or reorganization requirements.
If we fail the first step of the goodwill impairment test, we are required, in the second step, to estimate the fair value of reporting unit assets and liabilities, including intangible assets, to derive the fair value of the reporting unit’s goodwill.
We determined in the first step of our goodwill impairment test conducted at March 31, 2011 that the carrying values of the Bookstore and Textbook Divisions exceeded their fair values, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As a result, we recorded an impairment charge of $89.0 million in fiscal year 2011. The carrying value of goodwill in excess of the implied fair value at March 31, 2011 was $62.0 million and $27.0 million for the Bookstore and Textbook Divisions, respectively. We continue to monitor events and circumstances which may affect the fair values of both reporting units, including current market conditions, and we believe that both reporting units are still at risk of failing step one of the impairment test.
The impairment test for intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The impairment evaluation for indefinite lived intangible assets, which for us is our tradename, is conducted at March 31 each year or, more frequently, if events or changes in circumstances indicate that an asset might be impaired. Significant judgments and assumptions inherent in this analysis include assumptions about appropriate long- term growth rates, royalty rates, discount rate, and cash flow forecasts. We conducted our annual assessment of indefinite lived intangibles in the fourth quarter of fiscal 2011 and no impairment was indicated. The evaluation of potential impairment at March 31, 2011 included consideration of impending refinancing or reorganization requirements.
We are also required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets.

We monitor relevant circumstances, including industry trends, general economic conditions, and the potential impact that such circumstances might have on the valuation of our goodwill and identifiable intangibles. It is possible that changes in such circumstances or in the numerous variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill and identifiable intangibles, including a further deterioration in our financial performance, the economy or debt markets or a significant delay in the expected recovery, could in the future require us to further write down a portion of our goodwill or write down a portion of our identifiable intangibles and record related non-cash impairment charges.
Accrued Incentives. Our Textbook Division offers certain incentive programs to its customers that allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. The rebates can be redeemed in a number of ways, including to pay for freight charges on textbooks sold to the customer or to pay for certain products or services we offer through our Complementary Services Division. The customer can also use the rebates to pay for the cost of textbooks sold by the Textbook Division to the customer; however, a portion of the rebates earned by the customer are forfeited if the customer chooses to use rebates in this manner. If the customer fails to comply with the terms of the program, rebates earned during the year are forfeited. Significant judgment is required in estimating the expected level of forfeitures on rebates earned. Although we believe that our estimates of anticipated forfeitures, which have consistently been based upon historical experience, are reasonable, actual results could differ from these estimates resulting in an ultimate redemption of rebates which differs from that which is reflected in accrued incentives in the condensed consolidated financial statements. For the past three fiscal years, actual forfeitures have ranged between 6.4% and 17.9% of rebates earned within those years. After adjusting for estimated forfeitures, rebates earned are accrued at a rate of approximately 13.5% of the dollar value of eligible textbooks purchased by the Textbook Division. Accrued incentives at March 31, 2011 and June 30, 2011 were $5.8 million and $6.9 million, respectively, including estimated forfeitures, however, if we accrued for rebates earned and unused as of March 31, 2011 and June 30, 2011, assuming no forfeitures, our accrued incentives would have been $6.5 million and $7.7 million, respectively.
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
LIQUIDITY AND CAPITAL RESOURCES
Financing Activities
Following our chapter 11 filing on June 27, 2011, our primary liquidity requirements are for debt service, working capital, income tax payments, capital expenditures and certain contract-managed acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our revolving credit facility. At June 30, 2011, our total indebtedness was $577.9 million, consisting of $200.0 million of Pre-Petition Senior Secured Notes issued at a discount of $1.0 million with unamortized bond discount of $0.2 million, $175.0 million of Pre-Petition Senior Subordinated Notes (included in liabilities subject to compromise), $77.0 million of Pre-Petition Senior Discount Notes (included in liabilities subject to compromise), $125.0 million DIP Term Loan Facility issued with original issue discount of $1.2 million, $0.2 million of other indebtedness and $2.1 million of capital lease obligations.
Effective, July 15, 2011, the DIP Credit Agreement was amended to change the applicable margin with respect to term loans to 5.0% in the case of base rate loans and 6.0% in the case of Eurodollar loans. See note 6 of the notes to our condensed consolidated financial statements for further information regarding the DIP Credit Agreement.
Principal and interest payments under the DIP Term Loan Facility, DIP Revolving Facility, the Pre-Petition Senior Secured Notes, the Pre-Petition Senior Subordinated Notes, and the Pre-Petition Senior Discount Notes represent significant liquidity requirements for us. Effective June 27, 2011, we ceased recording interest expense on outstanding pre-petition debt instruments classified as liabilities subject to compromise including the Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Discount Notes. Interest payments on the Pre-Petition Senior Secured Notes (not subject to compromise) and the DIP Term Loan Facility will be paid monthly while under chapter 11.

Investing Cash Flows
Our capital expenditures were $2.1 million and $1.6 million for the quarter ended June 30, 2011 and 2010, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and warehouse improvements. We expect capital expenditures to be between $6.5 million and $7.5 million for fiscal year 2012.
Business acquisition and contract-management renewal expenditures were $0.9 million and $4.7 million for the quarter ended June 30, 2011 and 2010, respectively. During the quarter ended June 30, 2011, eight bookstore locations were acquired in three separate transactions (all of which were contract-managed locations). During the quarter ended June 30, 2010, twelve bookstore locations were acquired in nine separate transactions (eight of which were contract-managed locations). Our ability to make acquisition expenditures is subject to certain restrictions under the DIP Credit Agreement and we expect to have similar restrictions under financing obtained upon emergence from the Chapter 11 Proceedings.
During the quarter ended June 30, 2011 and 2010, we capitalized $0.6 million and $0.4 million, respectively, in software development costs associated with new software products and enhancements to existing software products.
Operating Cash Flows
Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the DIP Revolving Facility and DIP Term Loan Facility. Usage of the DIP Revolving Facility to meet our liquidity needs will fluctuate throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used by operating activities for the quarter ended June 30, 2011 were $45.7 million, up $6.9 million from $38.8 million for the quarter ended June 30, 2010. The increase in cash used by operating activities is primarily due to an increase in cash paid for inventory and merchandise due to tightening of creditor terms, an increase in cash paid for professional fees related to our reorganization prior to the Petition Date and lower operating results. These increases in cash used were partially offset by an increase in cash received from receivables.
As of June 30, 2011, we had $124.4 million in cash available to help fund working capital requirements. At certain times of the year, we also invest in cash equivalents. Any investments in cash equivalents are subject to restrictions under the DIP Credit Agreement. The DIP Credit Agreement allows investments in (1) certain short-term securities issued by, or unconditionally guaranteed by, the federal government, (2) certain short-term deposits in banks that have combined capital and surplus of not less than $500 million, (3) certain short-term commercial paper of issuers rated at least A-1 by Standard & Poor’s or P-1 by Moody’s, (4) certain money market funds which invest exclusively in assets otherwise allowable by the DIP Credit Agreement and (5) certain other similar short-term investments. We expect to have similar restrictions under financing obtained upon emergence from the Chapter 11 Proceedings. Although we invest in compliance with our credit agreement and generally seek to minimize the risk associated with investments by investing in investment grade, highly liquid securities, we cannot give assurances that the cash equivalents that are in or will be selected to be in our investment portfolio will not lose value or become impaired in the future.
Covenant Restrictions
We have a substantial level of indebtedness. Our debt agreements impose significant financial restrictions, which could prevent us from incurring additional indebtedness and taking certain other actions and could result in all amounts outstanding being declared due and payable if we are not in compliance with such restrictions. Access to borrowings under the DIP Revolving Facility is subject to the calculation of a borrowing base, which is a function of eligible accounts receivable and inventory, up to the maximum borrowing limit (less outstanding letters of credit). The DIP Credit Agreement restricts our ability and the ability of certain of our subsidiaries to incur additional indebtedness, dispose of assets, make capital expenditures, investments, acquisitions, loans or advances and pay dividends, except that, among other things, NBC may pay dividends to us to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes we owe. The DIP Revolving Facility allows for revolving credit commitments up to $75.0 million (less outstanding letters of credit and subject to a borrowing base). Although the funds under the DIP Revolving Facility were not available until July 21, 2011, the June 30, 2011 calculated borrowing base determined under the DIP Credit Agreement would have been $53.1 million of which $3.7 million was outstanding under letters of credit.
Under the DIP Credit Agreement, we are required, beginning July 1, 2011, to maintain a minimum liquidity and a minimum cumulative consolidated EBITDA, which requires liquidity and the Credit Facility EBITDA to be at least equal to certain amounts set forth in the DIP Credit Agreement.

As of June 30, 2011, we were in compliance with all of our debt covenants under the DIP Credit Agreement, however, due to the chapter 11 bankruptcy filing on June 27, 2011, substantially of our pre-petition debt is in default including $200.0 million principal amount due under the Pre-Petition Senior Secured Notes, $175.0 million principal amount under the Pre-Petition Senior Subordinated Notes and $77.0 million principal amount under the Pre-Petition Senior Discount Notes.
Our debt covenants use Credit Facility EBITDA in the minimum cumulative consolidated EBITDA calculation mentioned above. For a discussion of EBITDA, Adjusted EBITDA and Credit Facility EBITDA, see “Adjusted EBITDA Results” earlier in this Item 2 and for a presentation reconciling EBITDA and Adjusted EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, see “Quarter Ended June 30, 2011 Compared With Quarter Ended June 30, 2010” earlier in this Item 2.
Sources of and Needs for Capital
We are currently funding post-petition operations under the DIP Credit Agreement, which consists of a $125.0 million DIP Term Loan Facility and a $75.0 million DIP Revolving Facility. Borrowings under the DIP Credit Agreement may be used to finance working capital purposes, including without limitation, for the payment of fees and expenses incurred in connection with entering into the DIP Credit Agreement, the Chapter 11 Proceedings and the repayment of loans outstanding under the Pre-Petition ABL Credit Agreement.
Liquidity after Chapter 11 Bankruptcy Filing
We have incurred and expect to continue to incur significant costs associated with the Chapter 11 Proceedings and our reorganization. Following our bankruptcy filing on June 27, 2011, our most significant sources of liquidity are funds generated by borrowings under the DIP Credit Agreement and cash generated by operating activities. Our working capital requirements fluctuate throughout the fiscal year, increasing substantially in May and December as a result of the textbook buying periods. In addition to standard financial covenants and events of default, the DIP Credit Agreement provides for events of default specific to the Chapter 11 Proceedings, including, among others, defaults arising from our failure to maintain certain financial covenants including a minimum liquidity and cumulative consolidated EBITDA or our failure to obtain Court approval for a plan of reorganization acceptable to our lenders. The occurrence of an event of default under the DIP Credit Agreement would give our lenders the right to terminate their lending commitments and exercise other remedies available to them under the DIP Credit Agreement.
Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital and make anticipated capital expenditures will depend on our future performance and maintaining normal terms with our vendors, which is subject to general economic conditions and other factors, some of which are beyond our control. We believe that funds generated from operations, existing cash, vendor payment terms, and borrowings under the DIP Revolving Facility and DIP Term Loan Facility will be sufficient to finance our current operations, cash interest requirements, income tax payments, planned capital expenditures and internal growth; however, as noted previously, we cannot give assurance that we will generate sufficient cash flow from operations or that future borrowings will be available under the DIP Revolving Facility and DIP Term Loan Facility in an amount sufficient to enable us to service our debt or to fund our liquidity needs.
We and NBC Holdings Corp., a Delaware corporation and our parent, have separate understandings that (a) with respect to each option granted by NBC Holdings Corp., pursuant to its 2004 Stock Option Plan, we have granted, and will continue to grant, an option to purchase an equivalent number of shares of our common stock at the same exercise price to NBC Holdings Corp. and (b) with respect to each share of capital stock issued by NBC Holdings Corp., pursuant to its 2005 Restricted Stock Plan, we have issued, and will continue to issue, an equivalent number of shares of our common stock at the same purchase price per share to NBC Holdings Corp.
Off-Balance Sheet Arrangements
As of June 30, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Accounting Standards Not Yet Adopted
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”). Update 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Update 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Update 2011-05 becomes effective for us in fiscal year 2013 and should be applied retrospectively. Early adoption is permitted. Management has determined that the update will not have a material impact on the consolidated financial statements.
In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurements (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“Update 2011-04”). Update 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. Update 2011-04 also expands the disclosure for fair value measurements that are estimated using significant unobservable (level 3) inputs. This new guidance is to be applied prospectively. We expect to apply this standard on a prospective basis beginning January 1, 2012. Management has determined that the update will not have a material impact on the consolidated financial statements.
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements contained or incorporated in this Quarterly Report on Form 10-Q made by us which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties. Accordingly, undue reliance should not be placed on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made and qualifies all of its forward-looking statements by these cautionary statements.
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

•	further deterioration in the economy and credit markets, a decline in consumer spending, and/or changes in general economic conditions in the markets in which we compete or may compete;
•	our ability to obtain financing upon emergence from the Chapter 11 Proceedings on terms acceptable to us or at all;
•	our inability to successfully start-up or contract-manage additional bookstores or to integrate those additional bookstores and/or to cost-effectively maintain our current contract-managed bookstores;
•	our inability to purchase a sufficient supply of used textbooks;
•	changes in pricing of new and/or used textbooks or in publisher practices regarding new editions and materials packaged with new textbooks;
•	the loss or retirement of key members of management;
•	the impact of seasonality of the wholesale and bookstore operations;
•	goodwill impairment or impairment of identifiable intangibles resulting in a non-cash write down of goodwill or identifiable intangibles; and
•	other risks detailed in our SEC filings, all of which are difficult or impossible to predict accurately and many of which are beyond our control.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is, and is expected to continue to be, fluctuation in interest rates. Our exposure to market risk for changes in interest rates relates to our short-term investments and borrowings under the DIP Term Loan Facility and DIP Revolving Facility. Exposure to interest rate fluctuations for our long-term debt was managed by maintaining fixed interest rate debt (primarily the Pre-Petition Senior Subordinated Notes, the Pre-Petition Senior Secured Notes and the Pre-Petition Senior Discount Notes). Because we pay fixed interest on our notes, market fluctuations do not impact our debt interest payments. However, the fair value of our notes fluctuates as a result of changes in market interest rates, changes in our credit worthiness, and changes in the overall credit market.
We may invest in certain cash equivalents from time to time allowed by the DIP Credit Agreement. At June 30, 2011, we did not hold any investments in cash equivalents.
Certain quantitative market risk disclosures have changed since March 31, 2011 as a result of filing for bankruptcy under chapter 11 of the Bankruptcy Code, market fluctuations, movement in interest rates and principal payments. The fair value of our short-term debt approximates carrying value due to its short-term nature. We are unable to estimate the fair value of our long-term debt that is subject to compromise at June 30, 2011 due to the uncertainties associated with the Chapter 11 Proceedings. The table below presents summarized market risk information for our fixed rate long-term debt not subject to compromise.

	June 30,	March 31,
	2011	2011
Carrying Values:
Fixed rate debt — not subject to compromise	$199,928,148	$199,820,685
Fixed rate debt — subject to compromise	*	254,297,183

Fair Values:
Fixed rate debt — not subject to compromise	$199,179,000	$207,694,000
Fixed rate debt — subject to compromise	*	169,771,000

Overall Weighted-Average Interest Rates:
Fixed rate debt — not subject to compromise	10.00%	10.00%

*	We are unable to estimate the fair value of our long-term debt that is subject to compromise at June 30, 2011 due to the uncertainties associated with the Chapter 11 Proceedings.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and treasurer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, including ensuring that such information is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and treasurer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes in our legal proceedings during the quarter ended June 30, 2011 as described in our Annual Report on Form 10-K Part I, Item 3, “Legal Proceedings” for the year ended March 31, 2011, as filed with the Securities and Exchange Commission on July 14, 2011.
On July 17, 2011 we filed with the Court a disclosure statement, which contained a proposed plan of reorganization (the “Plan”). The Plan calls for the issuance of (i) new senior secured notes, (ii) new senior unsecured notes, (iii) new common equity interests in us in an amount equal to 78% of the Company to the holders of the Pre-Petition Senior Subordinated Notes, and (iv) new common equity interests in us in an amount equal to 22% of the Company to the holders of the Pre-Petition Senior Discount Notes. The Plan does not provide for any recovery to holders of our existing equity securities. The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation of a plan of reorganization. A hearing to consider the Plan is currently scheduled for October 4, 2011.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, which was filed with the Securities and Exchange Commission on July 14, 2011.
ITEM 5. OTHER INFORMATION.
We are not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but are filing this Quarterly Report on Form 10-Q on a voluntary basis.

ITEM 6. EXHIBITS
Exhibits

10.1
Restructuring Support Agreement, dated June 26, 2011, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Gaurantors, undersigned holders of Nebraska Book Company Inc.’s 8.625% Senior Subordinated Notes due 2012 and the undersigned holders of our 11.0% Senior Discount Notes due 2013, filed as Exhibit 10.1 to NBC Acquisition Corp. Annual Report on Form 10-K filed July 14, 2011, is incorporated herein by reference.

10.2
Super-Priority Debtor-In-Possession Credit Agreement, dated as of June 30, 2011, among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Gaurantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, filed as Exhibit 10.2 to NBC Acquisition Corp. Annual Report on Form 10-K filed July 14, 2011, is incorporated herein by reference.

10.3
Guarantee and Collateral Agreement, dated June 30, 2011, among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.3 to NBC Acquisition Corp. Annual Report on Form 10-K filed July 14, 2011, is incorporated herein by reference.

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
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 17, 2011.

NBC ACQUISITION CORP.

/s/ Mark W. Oppegard Mark W. Oppegard Chief Executive Officer, Secretary and Director (principal executive officer)

/s/ Alan G. Siemek Alan G. Siemek Vice President and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

10.1
Restructuring Support Agreement, dated June 26, 2011, by and among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Gaurantors, undersigned holders of Nebraska Book Company Inc.’s 8.625% Senior Subordinated Notes due 2012 and the undersigned holders of our 11.0% Senior Discount Notes due 2013, filed as Exhibit 10.1 to NBC Acquisition Corp. Annual Report on Form 10-K filed July 14, 2011, is incorporated herein by reference.

10.2
Super-Priority Debtor-In-Possession Credit Agreement, dated as of June 30, 2011, among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Gaurantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, filed as Exhibit 10.2 to NBC Acquisition Corp. Annual Report on Form 10-K filed July 14, 2011, is incorporated herein by reference.

10.3
Guarantee and Collateral Agreement, dated June 30, 2011, among NBC Holdings Corp., NBC Acquisition Corp., Nebraska Book Company, Inc., the Subsidiary Guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.3 to NBC Acquisition Corp. Annual Report on Form 10-K filed July 14, 2011, is incorporated herein by reference.

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