Form 10-Q/A
period 2011-06-30
NBC ACQUISITION CORP
filed 2011-09-09
CIK 1056756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of August 17, 2011: 554,094 shares

ITEM 6. EXHIBITS
SIGNATURE
EXHIBIT INDEX
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
NBC Acquisition Corp. (the “Company”) is filing this Amendment No.1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 17, 2011 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).
No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

*
Previously filed or furnished, as applicable, with or incorporated by reference in, our quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 17, 2011.

**
Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 9, 2011.

NBC ACQUISITION CORP.

/s/ Mark W. Oppegard
Mark W. Oppegard
Chief Executive Officer, Secretary and Director
(principal executive officer)

/s/ Amanda L. Towne
Amanda L. Towne
Chief Accounting Officer
(principal financial and accounting officer)

EXHIBIT INDEX

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

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

*
Previously filed or furnished, as applicable, with or incorporated by reference in, our quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 17, 2011.

**
Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.