Form 10-Q
period 2011-09-30
NBC ACQUISITION CORP
filed 2011-11-18
CIK 1056756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of November 18, 2011: 554,094 shares
Total Number of Pages: 48
Exhibit Index: Page 48

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURE
EXHIBIT INDEX
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NBC ACQUISITION CORP.
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,	September 30,
	2011	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$120,203,048	$56,447,380	$96,280,288
Receivables, net	89,378,501	54,966,305	102,425,611
Inventories	150,698,244	90,114,197	127,160,424
Recoverable income taxes	2,869,703	7,398,901	—
Deferred income taxes	11,020,819	5,172,819	9,892,559
Prepaid expenses and other assets	14,782,279	7,200,472	4,296,306

Total current assets	388,952,594	221,300,074	340,055,188
PROPERTY AND EQUIPMENT, net of depreciation & amortization	38,192,372	39,391,650	41,724,948
GOODWILL	7,599,064	129,436,730	218,356,730
CUSTOMER RELATIONSHIPS, net of amortization	71,290,540	74,161,300	77,032,060
TRADENAME	31,320,000	31,320,000	31,320,000
OTHER IDENTIFIABLE INTANGIBLES, net of amortization	6,055,520	5,973,049	5,869,686
DEBT ISSUE COSTS, net of amortization	1,351,689	4,211,013	7,132,225
OTHER ASSETS	2,382,262	2,513,165	3,742,834

	$547,144,041	$508,306,981	$725,233,671

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$50,318,027	$20,005,468	$119,323,946
Accrued employee compensation and benefits	7,853,937	8,609,377	8,042,938
Accrued interest	1,728,743	7,666,970	7,683,941
Accrued incentives	5,311,406	5,850,936	6,234,731
Accrued expenses	5,620,776	6,396,689	10,771,966
Income taxes payable	—	—	9,652,292
Deferred revenue	18,544,196	1,405,802	4,056,887
Current maturities of long-term debt	199,982,456	451,697,680	57,393
Current maturities of capital lease obligations	—	505,562	770,083
DIP term loan facility	124,066,758	—	—

Total current liabilities	413,426,299	502,138,484	166,594,177
LONG-TERM DEBT, net of current maturities	90,214	123,005	451,555,562
CAPITAL LEASE OBLIGATIONS, net of current maturities	—	1,791,621	2,011,549
OTHER LONG-TERM LIABILITIES	—	1,567,913	1,994,793
DEFERRED INCOME TAXES	17,584,157	42,072,157	40,398,490
LIABILITIES SUBJECT TO COMPROMISE (Note 2)	270,784,962	—	—
COMMITMENTS (Note 6)
REDEEMABLE PREFERRED STOCK
Series A redeemable preferred stock, $.01 par value, 20,000 shares authorized, 10,000 shares issued and outstanding, at redemption value	14,076,596	13,601,368	12,673,551
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, voting, authorized 5,000,000 shares of $0.1 par value; issued and outstanding 554,094 shares	5,541	5,541	5,541
Additional paid-in-capital	111,298,749	111,281,289	111,263,259
Note receivable from stockholder	(95,116)	(92,675)	(95,116)
Accumulated deficit	(280,027,361)	(164,181,722)	(61,168,135)

Total stockholders’ equity (deficit)	(168,818,187)	(52,987,567)	50,005,549

	$547,144,041	$508,306,981	$725,233,671

See notes to condensed consolidated financial statements (unaudited).

NBC ACQUISITION CORP.
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

REVENUES, net of returns	$236,209,549	$272,769,345	$305,796,420	$345,191,311
COSTS OF SALES (exclusive of depreciation shown below)	145,606,556	170,030,172	186,966,060	212,229,549

Gross profit	90,602,993	102,739,173	118,830,360	132,961,762

OPERATING EXPENSES:
Selling, general and administrative	53,416,336	52,538,609	92,402,411	88,010,285
Depreciation	1,962,757	2,154,272	4,050,496	4,252,605
Amortization	2,002,976	2,208,934	4,022,958	4,404,889
Impairment	122,638,927	—	122,638,927	—

	180,020,996	56,901,815	223,114,792	96,667,779

INCOME (LOSS) FROM OPERATIONS	(89,418,003)	45,837,358	(104,284,432)	36,293,983

OTHER EXPENSES:
Interest expense	9,416,977	12,828,446	22,181,967	25,651,022
Interest income	—	(36,991)	(14,476)	(84,076)

	9,416,977	12,791,455	22,167,491	25,566,946

INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(98,834,980)	33,045,903	(126,451,923)	10,727,037

REORGANIZATION ITEMS, net loss	8,748,547	—	15,266,488	—

INCOME (LOSS) BEFORE INCOME TAXES	(107,583,527)	33,045,903	(141,718,411)	10,727,037
INCOME TAX EXPENSE (BENEFIT)	(15,909,868)	16,593,000	(26,348,000)	6,951,000

NET INCOME (LOSS)	$(91,673,659)	$16,452,903	$(115,370,411)	$3,776,037

See notes to condensed consolidated financial statements (unaudited).

NBC ACQUISITION CORP.
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
(UNAUDITED)

				Note
	Common Stock		Additional	Receivable
	Shares		Paid-in	From	Accumulated		Comprehensive
	Issued	Amount	Capital	Stockholder	Deficit	Total	Income

BALANCE, April 1, 2010	554,094	$5,541	$111,203,506	$(92,755)	$(64,076,509)	$47,039,783

Interest accrued on stockholder note	—	—	—	(2,361)	—	(2,361)	$—

Share-based compensation attributable to stock options	—	—	59,753	—	—	59,753	—

Cumulative preferred dividend	—	—	—	—	(867,663)	(867,663)	—

Net income	—	—	—	—	3,776,037	3,776,037	3,776,037

BALANCE, September 30, 2010	554,094	$5,541	$111,263,259	$(95,116)	$(61,168,135)	$50,005,549	$3,776,037

BALANCE, April 1, 2011	554,094	$5,541	$111,281,289	$(92,675)	$(164,181,722)	$(52,987,567)

Interest accrued on stockholder note	—	—	—	(2,441)	—	(2,441)	$—

Share-based compensation attributable to stock options	—	—	17,460	—	—	17,460	—

Cumulative preferred dividend					(475,228)	(475,228)

Net loss	—	—	—	—	(115,370,411)	(115,370,411)	(115,370,411)

BALANCE, September 30, 2011	554,094	$5,541	$111,298,749	$(95,116)	$(280,027,361)	$(168,818,187)	$(115,370,411)

See notes to condensed consolidated financial statements (unaudited).

NBC ACQUISITION CORP.
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(115,370,411)	$3,776,037
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Share-based compensation	17,460	429,837
Provision for losses on receivables	185,969	700,976
Depreciation	4,050,496	4,252,605
Amortization	4,022,958	4,404,889
Impairment	122,638,927	—
Reorganization items	15,266,488	—
Amortization of debt issue costs and bond discount	3,442,602	3,141,265
Loss on disposal of assets	39,430	53,866
Deferred income taxes	(30,336,000)	(3,568,000)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(34,600,606)	(45,095,607)
Inventories	(60,397,578)	(26,237,581)
Recoverable income taxes	4,529,198	2,435,287
Prepaid expenses and other assets	(7,581,807)	(214,109)
Other assets	130,904	(937,749)
Accounts payable	33,570,095	93,061,371
Accrued employee compensation and benefits	(755,440)	(1,358,530)
Accrued interest	686,573	16,944
Accrued incentives	(539,530)	(79,202)
Accrued expenses	(774,206)	1,350,231
Income taxes payable	—	9,652,292
Deferred revenue	17,138,394	2,756,927
Other long-term liabilities	44,039	(72,196)

Net cash flows from operating activities before reorganization items	(44,592,045)	48,469,553
Operating cash flows for reorganization items	(3,406,676)	—

Net cash flows from operating activities	(47,998,721)	48,469,553
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,541,365)	(3,679,919)
Acquisitions, net of cash acquired	(957,003)	(8,298,041)
Proceeds from sale of property and equipment	54,654	14,552
Software development costs	(932,904)	(660,191)

Net cash flows from investing activities	(5,376,618)	(12,623,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short term debt	123,750,000	—
Payment of financing costs	(6,267,144)	(66,660)
Principal payments on long-term debt	(14,535)	(26,473)
Principal payments on capital lease obligations	(337,314)	(445,158)
Borrowings under revolving credit facility	31,800,000	18,800,000
Payments under revolving credit facility	(31,800,000)	(18,800,000)

Net cash flows from financing activities	117,131,007	(538,291)

NET INCREASE IN CASH AND CASH EQUIVALENTS	63,755,668	35,307,663

CASH AND CASH EQUIVALENTS, Beginning of period	56,447,380	60,972,625

CASH AND CASH EQUIVALENTS, End of period	$120,203,048	$96,280,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid (refunded) during the period for:
Interest	$18,052,792	$22,492,813
Income taxes	(541,198)	(1,568,579)
Reorganization items	9,673,820	—
See notes to condensed consolidated financial statements (unaudited).

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

Financial reporting applicable to companies in bankruptcy generally does not change the manner in which financial statements are prepared. However, it does require, among other disclosures, that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business and that occurred subsequent to the Petition Date have been reported separately as “Reorganization items” in our condensed consolidated statement of operations. We have reflected the necessary changes in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

Substantially all of our pre-petition debt is in default, including $200.0 million principal amount 10% senior secured notes (the “Pre-Petition Senior Secured Notes”), $175.0 million principal amount 8.625% senior subordinated notes (the “Pre-Petition Senior Subordinated Notes”) and $77.0 million principal amount 11% senior discount notes (the “Pre-Petition Senior Discount Notes”). The Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Discount Notes are classified as liabilities subject to compromise in our condensed consolidated financial statements for the quarter ended September 30, 2011. The Pre-Petition Senior Secured Notes are secured by all of our and our subsidiaries’ property and assets on a second priority basis and so have not been classified as liabilities subject to compromise.

Revenue Recognition

Bookstore Division — The Bookstore Division’s revenues consist primarily of the sale or rental of new and used textbooks, as well as the sale of a variety of other merchandise including apparel, general books, sundries, and gift items. Such sales occur primarily “over the counter” or online with revenues being recognized at the point of sale or upon shipment. We implemented a rental program for new and used textbooks in fiscal 2010 and revenues associated with that program are recognized over the rental period. At September 30, 2011, we deferred $14.6 million of revenue and $7.8 million of gross profit. The deferred revenue and gross profit will be fully recognized during the quarter ended December 31, 2011.

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

Plan of Reorganization

On July 17, 2011, we filed a joint plan of reorganization and related disclosure statement with the Court. On August 22, 2011, we filed with the Court a first amended disclosure statement, which contained a first amended proposed plan of reorganization (the “Amended Plan”).

The Amended Plan calls for the issuance of (i) new senior secured notes, (ii) new senior unsecured notes, (iii) new common equity interests in us in an amount equal to 78% of the Company to the holders of the Pre-Petition Senior Subordinated Notes, and (iv) new common equity interests in us in an amount equal to 22% of the Company to the holders of the Pre-Petition Senior Discount Notes. The Amended Plan allows for the issuance of pro rata share of new warrants to holders of our existing equity securities to purchase up to three percent or five percent of new common equity interests in us exercisable at certain strike prices as outlined in the Amended Plan. The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation of a plan of reorganization. A hearing to consider the Amended Plan is currently scheduled for November 30, 2011.

We continue to have ongoing discussions and negotiations with the noteholders supporting our Amended Plan and other stakeholders. In addition, we are continuing to address objections received to the Amended Plan. Discussions with these parties will likely continue until a plan of reorganization is approved by the Bankruptcy Court. Such discussions and negotiations may lead to substantial revisions and amendments to the terms of the Amended Plan and resubmission of such plan to the Bankruptcy Court.

Because a Court confirmed plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders, the ultimate settlement of such claims is subject to various uncertainties. Accordingly, no assurance can be provided as to what values, if any, will be ascribed in the Chapter 11 Proceedings to these or any other constituencies with respect to what types or amounts of distributions, if any, will be received. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed without acceptance by all constituents and without the receipt or retention of any property on account of all interests under the plan. Under any plan of reorganization, our presently outstanding equity securities could have no value and could be canceled and we urge that caution be exercised with respect to existing and future investments in any of our securities.

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

	Quarter Ended	Six Months Ended
	September 30,	September 30,
	2011	2011
Reorganization Items:
Professional fees	$8,767,544	15,285,485
Interest income	(18,997)	(18,997)

	$8,748,547	$15,266,488

Professional fees included in Reorganization items for the quarter and six months ended September 30, 2011 primarily relate to costs incurred after the Petition Date for advisor fees related to the bankruptcy proceedings. Costs incurred for advisor fees prior to the Petition Date were $4.6 million for the six months ended September 30, 2011 and are included in selling, general and administrative expenses.

Pre-petition liabilities subject to compromise under a plan of reorganization have been reported separately from both pre-petition liabilities that are not subject to compromise and from liabilities arising subsequent to the petition date. Liabilities expected to be affected by a plan of reorganization are reported at amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities subject to compromise as of September 30, 2011 are set forth below and represent our estimate of pre-petition claims to be resolved in connection with the Chapter 11 Proceedings. Such claims remain subject to future adjustments, which may result from (i) negotiations; (ii) actions of the Court; (iii) disputed claims; (iv) rejection of executor contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events.

Liabilities subject to compromise include the following:

September 30,
2011
Accounts payable	$9,017,240
Accrued interest	6,624,800
Accrued expense	1,707
Capital lease obligations	1,959,869
Long-term debt	252,000,000
Other long-term liabilities	1,181,346

$270,784,962

Substantially all of our pre-petition debt is in default, including the Pre-Petition Senior Secured Notes, Pre-Petition Senior Subordinated Notes (included in liabilities subject to compromise) and Pre-Petition Senior Discount Notes (included in liabilities subject to compromise). Effective June 27, 2011, we ceased recording interest expense on outstanding pre-petition debt instruments classified as liabilities subject to compromise as such amounts of contractual interest are not being paid during the Chapter 11 Proceedings and are determined not to be probable of being an allowed claim. Interest expense on a contractual basis would have been $6.0 million higher, or $15.4 million, for the quarter ended September 30, 2011 and $6.2 million higher, or $28.4 million, for the six months ended September 30, 2011 if we had continued to accrue interest on these instruments.

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

3.	Inventories — Inventories are summarized as follows:

	September 30,	March 31,	September 30,
	2011	2011	2010

Bookstore Division	$129,090,123	$62,076,174	$108,016,445
Textbook Division	19,296,363	26,211,651	16,005,592
Complementary Services Division	2,311,758	1,826,372	3,138,387

	$150,698,244	$90,114,197	$127,160,424

4.
Property, plant and equipment — In accordance with the Property, Plant and Equipment Topic of the Accounting Standards Codification (“ASC”), management reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For the quarter ended September 30, 2011 we identified indicators of impairment present within our Bookstore Division. Accordingly, we performed a recoverability test for property, plant and equipment associated with underperforming bookstores. The results of an undiscounted cash flow analysis (Level 3 of the valuation hierarchy) indicated potential impairment. We compared carrying values of $1.1 million to estimated fair values of $0.6 million and recorded $0.5 million of property, plant and equipment impairment charges for leasehold improvements in the accompanying condensed consolidated statement of operations. Fair value was determined based on reproduction cost adjusted for the remaining economic useful life and used equipment trends.

5.
Goodwill and Other Identifiable Intangibles — During the six months ended September 30, 2011, eight bookstore locations were acquired in three separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $0.4 million, of which $0.2 million was assigned to contract-managed relationships with a weighted-average amortization period of approximately three years. Costs incurred to renew contract-managed relationships during the six months ended September 30, 2011 were $0.3 million with a weighted-average amortization period of approximately two years before the next renewal of such contracts. As of September 30, 2011, $0.4 million of prior period acquisition costs remained to be paid and are included in liabilities subject to compromise. During the six months ended September 30, 2011, we paid $0.2 million of previously accrued consideration for bookstore acquisitions and contract-managed relationships occurring in prior periods.

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

The changes in the carrying amount of goodwill, in total, by reportable segment and assigned to corporate administration, are as follows:

	Bookstore	Corporate
	Division	Administration	Total

Balance, April 1, 2010	$53,481,251	$162,089,875	$215,571,126
Changes to goodwill:
Bookstore acquisitions	2,785,604	—	2,785,604

Balance, September 30, 2010	$56,266,855	$162,089,875	$218,356,730

Balance, April 1, 2011	$56,346,855	$73,089,875	$129,436,730
Changes to goodwill:
Impairment	(56,346,855)	(65,490,811)	(121,837,666)

Balance, September 30, 2011	$—	$7,599,064	$7,599,064

The following table presents the gross carrying amount and accumulated impairment charge of goodwill:

	Gross carrying	Accumulated	Net carrying
	amount	impairment	amount

Balance, April 1, 2010	$322,543,126	$(106,972,000)	$215,571,126
Additions	2,785,604	—	2,785,604

Balance, September 30, 2010	$325,328,730	$(106,972,000)	$218,356,730

Balance, April 1, 2011	$325,408,730	$(195,972,000)	$129,436,730
Impairment	—	(121,837,666)	(121,837,666)

Balance, September 30, 2011	$325,408,730	$(317,809,666)	$7,599,064

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

We revised our financial projections for future periods for the Bookstore Division primarily as a result of underperformance in our off-campus bookstores during the fall 2011 back to school period. Underperformance in our off-campus bookstores was primarily due to increasing competition from alternative sources of textbooks, including renting of textbooks from both online and local campus marketplace competitors. These revisions indicated a potential impairment of goodwill and, as such, the estimated fair value of our reporting units were assessed to determine if their carrying values exceeded their estimated fair values at September 30, 2011.

We determined in the first step of the goodwill impairment test conducted at September 30, 2011, that the carrying value of the Bookstore Division exceeded its estimated fair value, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test for the Bookstore Division reporting unit. As a result, we recorded an impairment charge of $121.8 million for the quarter ended September 30, 2011, which resulted in all goodwill assigned to the Bookstore Division being written off. The fair value of the Textbook Division exceeded its carrying value by approximately 15.0%. The impairment charge for the Bookstore Division reduced our goodwill carrying value to $7.6 million as of September 30, 2011.

Fair value at September 30, 2011 was determined using a combination of the market approach, based primarily on a multiple of revenue and earnings before interest, taxes, depreciation, amortization, impairment and reorganization costs (“Adjusted EBITDA”), and the income approach, based on a discounted cash flow model. The market approach requires that we estimate a certain valuation multiple of revenue and Adjusted EBITDA for each reporting unit derived from comparable companies to estimate the fair value of the reporting unit. The discounted cash flow model discounts projected cash flows for each reporting unit to present value and includes critical assumptions such as long-term growth rates, projected revenues and earnings and cash flow forecasts for the reporting units, as well as an appropriate discount rate. The multiples applied to our trailing-twelve-month (“TTM”) and next-twelve-month (“NTM”) revenues were 0.2x for both TTM and NTM and to Adjusted EBITDA were 5.0x and 5.2x, respectively for the Bookstore Division reporting unit. The multiples applied to our TTM and NTM revenues for the Textbook Division reporting unit were 1.0x and 0.9x and to Adjusted EBITDA were 5.4x and 4.8x, respectively. Discount rates were determined separately for each reporting unit by estimating the weighted-average cost of capital using the capital asset pricing model. The discounted cash flow model assumed a discount rate of 10.5% and 11.1% for the Bookstore and Textbook Division reporting units, respectively, based on the weighted-average cost of capital derived from public companies considered to be reasonably comparable to ours. The discounted cash flow model also assumed a terminal growth rate of 2.5% and 1.0% for the Bookstore and Textbook Division reporting units, respectively.

In the second step of the goodwill impairment test conducted at September 30, 2011, we estimated fair value for our property and equipment in the Bookstore Division based primarily on appraisals. We performed a recoverability test and an impairment test for the finite lived intangibles covenants not to compete and contract-managed relationships in the Bookstore Division and determined, based on the results of an undiscounted cash flow analysis (Level 3 of the valuation hierarchy) that impairment adjustments were necessary. We recorded impairment charges of $0.1 million and $0.2 million for impairment of covenant not to compete and contract-managed relationships, respectively, in the Bookstore Division in the accompanying condensed consolidated statement of operations. Carrying value was assumed to approximate fair value for all other assets and liabilities due to their short-term nature.

The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

	September 30, 2011
	Gross			Net
	Carrying	Accumulated	Accumulated	Carrying
	Amount	Amortization	Impairment	Amount
Customer relationships	$114,830,000	$(43,539,460)	$—	$71,290,540
Developed technology	16,020,368	(12,822,535)	—	3,197,833
Covenants not to compete	1,283,300	(703,950)	(87,220)	492,130
Contract-managed relationships	4,834,633	(2,288,062)	(181,014)	2,365,557
Other	1,585,407	(1,585,407)	—	—

	$138,553,708	$(60,939,414)	$(268,234)	$77,346,060

	March 31, 2011
	Gross			Net
	Carrying	Accumulated	Accumulated	Carrying
	Amount	Amortization	Impairment	Amount
Customer relationships	$114,830,000	$(40,668,700)	$—	$74,161,300
Developed technology	15,342,410	(12,673,678)	—	2,668,732
Covenants not to compete	1,458,300	(739,880)	—	718,420
Contract-managed relationships	5,217,261	(2,631,364)	—	2,585,897
Other	1,585,407	(1,585,407)	—	—

	$138,433,378	$(58,299,029)	$—	$80,134,349

	September 30, 2010
	Gross			Net
	Carrying	Accumulated	Accumulated	Carrying
	Amount	Amortization	Impairment	Amount
Customer relationships	$114,830,000	$(37,797,940)	$—	$77,032,060
Developed technology	14,369,980	(12,352,816)	—	2,017,164
Covenants not to compete	3,879,300	(2,808,629)	—	1,070,671
Contract-managed relationships	5,009,594	(2,227,743)	—	2,781,851
Other	1,585,407	(1,585,407)	—	—

	$139,674,281	$(56,772,535)	$—	$82,901,746

Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

Amortization
Expense

Quarter ended September 30, 2011	$2,002,976
Quarter ended September 30, 2010	2,208,934
Six months ended September 30, 2011	4,022,958
Six months ended September 30, 2010	4,404,889
Estimated amortization expense for the fiscal years ending March 31:

2012	$7,878,677
2013	7,384,742
2014	6,928,273
2015	6,728,098
2016	6,390,135

Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction which is recorded at $31,320,000. The tradename was determined to have an indefinite life based on our current intentions. The impairment for intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The impairment evaluation for tradename is conducted at March 31 each year or, more frequently, if events or changes in circumstances, such as operating losses or a change in projections, indicate that an asset might be impaired. We completed our test at September 30, 2011 and March 31, 2011 and determined there was no impairment. The royalty rate and pre-tax discount rate used in this analysis for September 30, 2011 were 3.5% and 13.8%, respectively.

6.	Long-Term Debt —
Pre-Petition Debt

As discussed in Note 2 “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code” due to the Chapter 11 Proceedings, substantially all of our pre-petition debt is in default and certain of that debt has been reclassified to “Liabilities subject to compromise” on the condensed consolidated balance sheet at September 30, 2011, including the $175.0 million Pre-Petition Senior Subordinated Notes, $77.0 million Pre-Petition Senior Discount Notes and $2.0 million of other indebtedness. As of the Petition Date, we ceased accruing interest on all debt that is subject to compromise.

Current Capital Structure

As of September 30, 2011, we had $125.0 million of debtor-in-possession financing with unamortized discount of $0.9 million classified as short-term debt, current maturities of long-term debt included the $200.0 million Pre-Petition Senior Secured Notes with unamortized discount of $0.1 million, other long-term debt totaled $0.2 million and unsecured pre-petition debt included in liabilities subject to compromise totaled $254.0 million.

Subsequent to the Petition Date, we, NBC and our parent NBC Holdings, Inc. (“NBC Holdings”) entered into the DIP Credit Agreement which, among other things, provides up to $200.0 million of financing to us as debtors-in-possession under the Bankruptcy Code under the terms of the $125.0 million DIP Term Loan Facility, issued at a $1.2 million discount, and the $75.0 million DIP Revolving Facility (less outstanding letters of credit and subject to a borrowing base). The DIP Credit Agreement is guaranteed by us, NBC Holdings and each of the subsidiaries of NBC. Borrowings under the DIP Credit Agreement are to be used to finance working capital purposes, the payment of fees and expenses incurred in connection with entering into the DIP Credit Agreement, the Chapter 11 Proceedings and the transactions contemplated, and the repayment of loans outstanding under our prior asset-based lending credit agreement entered into prior to the Petition Date (the “Pre-Petition ABL Credit Agreement”). The calculated borrowing base as of September 30, 2011 was $70.9 million, of which $4.1 million was outstanding under letters of credit and $66.8 million was unused.

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

The DIP Term Loan Facility and DIP Revolving Facility bear interest at the Eurodollar rate or the base rate plus an applicable margin. The base interest rate is the greater of a) prime rate, b) federal funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%. The applicable margin with respect to term loans was 6.0% in the case of base rate loans and 7.0% in the case of Eurodollar Loans. Effective, July 15, 2011, the DIP Credit Agreement was amended to change the applicable margin with respect to term loans to 5.0% in the case of base rate loans and 6.0% in the case of Eurodollar loans. The applicable margin with respect to revolving credit loans is 2.5% in the case of base rate loans and 3.5% in the case of Eurodollar loans. In the case of the term loans only, the base rate shall not be less than 2.25% and the Eurodollar rate shall not be less than 1.25%. Upon the occurrence and during the continuation of an event of default, (i) all outstanding loans and reimbursement obligations (whether or not overdue) bear interest at the applicable rate plus 2.0%, (ii) the letter of credit commission payable pursuant to the DIP Credit Agreement will be increased by 2.0% and (iii) if all or a portion of any interest payable or any commitment fee or other amount payable is not paid when due, it will bear interest at the rate applicable to base rate loans plus 2.0%. We will also pay a fee of 0.5% on the amount committed to the revolving facility.

The DIP Credit Agreement contains, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include the requirement to provide certain financial reports and other information, use the proceeds of certain sales or other dispositions of collateral to prepay outstanding loans, and maintain certain financial covenants (including a minimum liquidity and cumulative consolidated EBITDA test). In addition, the covenants include certain restrictions on the incurrence of indebtedness, guarantees, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, dividends and other repayments in respect of capital stock, capital expenditures, transactions with affiliates, hedging and other derivatives arrangements, negative pledge clauses, payment of expenses and disbursements other than those reflected in an agreed upon budget, and subsidiary distributions, subject to certain exceptions. At September 30, 2011 our liquidity calculated under the DIP Credit Agreement was $187.0 million and Credit Facility EBITDA was $45.1 million.

Interest on the Pre-Petition Senior Secured Notes and DIP Term Loan Facility is being paid monthly during the Chapter 11 Proceedings.
At September 30, 2011, we were in compliance with all of our debt covenants under the DIP Credit Agreement.
7.
Redeemable Preferred Stock — On July 17, 2011, we filed with the Court a disclosure statement, which contained a proposed plan of reorganization. The Amended Plan calls for the issuance of (i) new senior secured notes (ii) new senior unsecured notes, (iii) new common equity interests in us in an amount equal to 78% of the Company to the holders of the Pre-Petition Senior Subordinated Notes, and (iv) new common equity interests in us in an amount equal to 22% of the Company to the holders of the Pre-Petition Senior Discount Notes. The Amended Plan allows for the issuance of pro rata share of new warrants to holders of our existing equity securities to purchase up to three percent or five percent of new common equity interests in us exercisable at certain strike prices as outlined in the Amended Plan. We continue to have ongoing discussions and negotiations with the noteholders supporting our Amended Plan and other stakeholders. In addition, we are continuing to address objections received to the Amended Plan. Discussions with these parties will likely continue until a plan of reorganization is approved by the Bankruptcy Court. Such discussions and negotiations may lead to substantial revisions and amendments to the terms of the Amended Plan and resubmission of such plan to the Bankruptcy Court. The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation of a plan of reorganization.

At September 30, 2011, we had 10,000 shares of Series A Redeemable Preferred Stock (“Preferred Stock”). Each share of the Preferred Stock had a par value of $1,000 and accrued dividends annually at 15.0% of the liquidation preference, which was equal to $1,000 per share, as adjusted. The Preferred Stock was redeemable at the option of the holders of a majority of the Preferred Stock, on the occurrence of a change of control, as defined in our First Amended and Restated Certificate of Incorporation, at a redemption price per share equal to the liquidation preference plus accrued and unpaid dividends; provided that any redemption was subject to the restrictions limiting or prohibiting any redemptions contained in the Pre-Petition ABL Credit Agreement. Effective June 27, 2011, we ceased accruing dividends on the Preferred Stock as such amounts are determined not to be probable of being an allowed claim. As of September 30, 2011, unpaid accumulated dividends were $4.1 million and are included in the redemption value of the Preferred Stock. Accumulated dividends on a contractual basis would have been $4.6 million as of September 30, 2011 if we continued to accrue dividends on the Preferred Stock.

Due to the nature of the redemption feature, we classified the Preferred Stock as temporary equity and measured the Preferred Stock at redemption value. As of September 30, 2011, there have been no changes in circumstance that would require the redemption of the Preferred Stock or permit the payment of cumulative preferred dividends.

8.	Income taxes — The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the Federal income tax rate to income before income taxes:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Statutory rate	34.0	34.2	34.0	34.0
Goodwill impairment	(19.0)	—	(14.4)	—
State income tax effect	1.9	12.6	1.4	23.3
Meals and entertainment	0.3	2.1	(0.1)	4.7
Bankruptcy costs	(2.8)	—	(2.2)	—
Michigan tax change, net of federal benefit	0.3	—	(0.1)	—
Other	0.1	1.3	—	2.8

	14.8%	50.2%	18.6%	64.8%

For the quarter and six months ended September 30, 2011, our effective tax rate would have been 33.8% and 33.0%, excluding the impact of the portion of the goodwill impairment charge that is attributed to non-deductible tax goodwill and as such treated as a permanent difference for income tax purposes. The high effective tax rate for the quarter and six months ended September 30, 2010 was primarily due to certain states taxing on a gross receipts methodology, increased interest expense which is not deductible in some states for state taxes, and the relatively low pre-tax income.

As of September 30, 2011 we have not provided for any effects of the bankruptcy reorganization efforts in our analysis of the realization of deferred tax assets. Any impacts on deferred tax assets as a result of our reorganization will be reflected in the consolidated financial statements at the time of emergence from bankruptcy.

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

Our short-term and long-term debt is not measured at estimated fair value on a recurring basis in the statement of financial position so it does not fall under the three-level hierarchal disclosure requirements. The fair value of our short-term debt approximates carrying value due to its short-term nature. We are unable to estimate the fair value of our long-term debt that is subject to compromise at September 30, 2011 due to the uncertainties associated with the Chapter 11 Proceedings. Other fixed rate debt estimated fair values are determined utilizing the “income approach”, calculating a present value of future payments based upon prevailing interest rates for similar obligations.

Estimated fair values for our short-term variable rate debt (the DIP Term Loan Facility) and fixed rate long-term debt not subject to compromise at September 30, 2011, March 31, 2011 and September 30, 2010 are summarized in the following table:

	September 30,	March 31,	September 30,
	2011	2011	2010
Carrying Values:
DIP Term Loan Facility	$124,066,758	$—	$—

Fixed rate debt — not subject to compromise	200,072,670	199,820,685	199,612,955
Fixed rate debt — subject to compromise	*	254,297,183	254,781,632

Fair Values:
DIP Term Loan Facility	$124,066,758	$—	$—

Fixed rate debt — not subject to compromise	176,181,856	207,694,000	204,223,908
Fixed rate debt — subject to compromise	*	169,771,000	240,139,266

*	We are unable to estimate the fair value of our long-term debt that is subject to compromise at September 30, 2011 due to the uncertainties associated with the Chapter 11 Proceedings.
10.
Segment Information - Our operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized our operating segments based upon differences in products and services provided. We have three operating segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore and Textbook Divisions qualify as reportable operating segments, while separate disclosure of the Complementary Services Division is provided as management believes that information about this operating segment is useful to the readers of our condensed consolidated financial statements. The Bookstore Division segment encompasses the operating activities of our college bookstores located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software systems, e-commerce technology, consulting services and a centralized buying service.

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

EBITDA and earnings before interest, taxes, depreciation, amortization, impairment, and reorganization items (“Adjusted EBITDA”) are important measures of segment profit or loss utilized by the Chief Executive Officer and President (chief operating decision makers) in making decisions about resources to be allocated to operating segments and assessing operating segment performance.

The following table provides selected information about profit or loss on a segment basis:

			Complementary
	Bookstore	Textbook	Services
	Division	Division	Division	Total
Quarter ended September 30, 2011:
External customer revenues	$185,943,802	$43,347,354	$6,918,393	$236,209,549
Intersegment revenues	18,982	12,116,049	1,693,658	13,828,689
Depreciation and amortization expense	1,845,181	1,528,868	344,260	3,718,309
Earnings before interest, taxes, depreciation, amortization, and impairment (Adjusted EBITDA)	19,212,064	18,926,653	666,823	38,805,540

Quarter ended September 30, 2010:
External customer revenues	$220,212,268	$44,532,578	$8,024,499	$272,769,345
Intersegment revenues	53,912	11,428,669	2,089,579	13,572,160
Depreciation and amortization expense	2,275,176	1,520,658	242,671	4,038,505
Earnings before interest, taxes, depreciation and amortization (EBITDA)	32,373,258	19,582,255	895,676	52,851,189

Six months ended September 30, 2011:
External customer revenues	$232,064,636	$61,585,637	$12,146,147	$305,796,420
Intersegment revenues	50,451	19,840,811	3,438,407	23,329,669
Depreciation and amortization expense	3,874,237	3,050,919	660,528	7,585,684
Earnings before interest, taxes, depreciation, amortization, and impairment (Adjusted EBITDA)	13,078,144	23,779,926	1,272,779	38,130,849

Six months ended September 30, 2010:
External customer revenues	$268,141,364	$62,288,752	$14,761,195	$345,191,311
Intersegment revenues	89,664	19,115,070	4,212,975	23,417,709
Depreciation and amortization expense	4,455,492	3,041,456	479,853	7,976,801
Earnings before interest, taxes, depreciation and amortization (EBITDA)	26,521,975	24,361,925	1,769,194	52,653,094

The following table reconciles segment information presented above with consolidated information as presented in our condensed consolidated financial statements:

	Quarter Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Total for reportable segments	$250,038,238	$286,341,505	$329,126,089	$368,609,020
Elimination of intersegment revenues	(13,828,689)	(13,572,160)	(23,329,669)	(23,417,709)

Consolidated total	$236,209,549	$272,769,345	$305,796,420	$345,191,311

Depreciation and Amortization Expense:
Total for reportable segments	$3,718,309	$4,038,505	$7,585,684	$7,976,801
Corporate Administration	247,424	324,701	487,770	680,693

Consolidated total	$3,965,733	$4,363,206	$8,073,454	$8,657,494

Income Before Income Taxes:
Total Adjusted EBITDA for reportable segments	$38,805,540	$52,851,189	$38,130,849	$52,653,094
Corporate Administration Adjusted EBITDA loss (including interdivision profit elimination)	(1,618,883)	(2,650,625)	(11,702,900)	(7,701,617)

	37,186,657	50,200,564	26,427,949	44,951,477
Depreciation and amortization	(3,965,733)	(4,363,206)	(8,073,454)	(8,657,494)
Impairment	(122,638,927)	—	(122,638,927)	—

Consolidated income (loss) from operations	(89,418,003)	45,837,358	(104,284,432)	36,293,983
Interest and other expenses, net	(9,416,977)	(12,791,455)	(22,167,491)	(25,566,946)
Reorganization items, net loss	(8,748,547)	—	(15,266,488)	—

Consolidated income (loss) before income taxes	$(107,583,527)	$33,045,903	$(141,718,411)	$10,727,037

Our revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.
11.
Accounting Pronouncements Not Yet Adopted — In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles — Goodwill and Other (topic 350) — Testing Goodwill for Impairment” (“Update 2011-08”). Update 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. Update 2011-08 becomes effective for us in fiscal year 2013. Management has determined that the update will not have a material impact on the consolidated financial statements.

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

12.
Condensed Consolidating Financial Information — Effective January 26, 2009, we established Campus Authentic LLC, a wholly-owned subsidiary of NBC which was separately incorporated under the laws of the State of Delaware. On April 24, 2007, we established Net Textstore LLC as a wholly-owned subsidiary of NBC separately incorporated under the laws of the State of Delaware. On May 1, 2006, we acquired all of the outstanding stock of CBA, an entity separately incorporated under the laws of the State of Illinois and now accounted for as one of NBC’s wholly-owned subsidiaries. Effective January 1, 2005, our textbook division was separately formed under the laws of the State of Delaware as NBC Textbooks LLC, one of NBC’s wholly-owned subsidiaries. Effective July 1, 2002, our distance education business was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., one of NBC’s wholly-owned subsidiaries. In connection with their incorporation, Campus Authentic LLC, Net Textstore LLC, CBA, NBC Textbooks LLC and Specialty Books, Inc. have unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of NBC’s obligations, liabilities, and indebtedness arising under, out of, or in connection with the Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Secured Notes. However, we are not a guarantor of NBC’s obligations, liabilities or indebtedness arising out of, or in connection, with such notes. As of September 30, 2011, we, NBC and NBC’s wholly-owned subsidiaries were also a party to the Secured Superpriority Debtor-in-Possession Credit Agreement. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (NBC Acquisition Corp), NBC and the subsidiary guarantors (Campus Authentic LLC, Net Textstore LLC, CBA, NBC Textbooks LLC and Specialty Books, Inc.), consolidating eliminations, and consolidated totals.

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2011

	NBC Acquisition	Nebraska Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$114,604,164	$5,598,884	$—	$120,203,048
Intercompany receivables	26,153,749	41,591,013	81,478,373	(149,223,135)	—
Receivables, net	42	34,314,644	55,063,815	—	89,378,501
Inventories	—	90,090,298	60,607,946	—	150,698,244
Recoverable income taxes	—	2,869,703	—	—	2,869,703
Deferred income taxes	(45,585)	3,927,404	7,139,000	—	11,020,819
Prepaid expenses and other assets	—	11,256,001	3,526,278	—	14,782,279

Total current assets	26,108,206	298,653,227	213,414,296	(149,223,135)	388,952,594
PROPERTY AND EQUIPMENT, net	—	33,824,727	5,367,645	—	38,192,372
GOODWILL	—	7,599,064	—	—	7,599,064
CUSTOMER RELATIONSHIPS, net	—	3,850,011	67,440,529	—	71,290,540
TRADENAME	—	31,320,000	—	—	31,320,000
OTHER IDENTIFIABLE INTANGIBLES, net	—	3,887,668	2,167,852	—	6,055,520
INVESTMENT IN SUBSIDIARIES	(112,199,054)	192,343,805	—	(80,144,751)	—
OTHER ASSETS	446,950	3,038,522	248,479	—	3,733,951

	$(85,643,898)	$573,517,024	$288,638,801	$(229,367,886)	$547,144,041

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$36,839,741	$13,478,286	$—	$50,318,027
Intercompany payables	—	81,478,373	41,591,013	(123,069,386)	—
Accrued employee compensation and benefits	—	5,704,918	2,149,019	—	7,853,937
Accrued interest	—	1,728,743	—	—	1,728,743
Accrued incentives	—	2,692	5,308,714	—	5,311,406
Accrued expenses	—	3,912,078	1,708,698	—	5,620,776
Income taxes payable	—	105,854	(105,854)	—	—
Deferred revenue	—	15,459,234	3,084,962	—	18,544,196
Current maturities of long-term debt	—	199,982,456	—	—	199,982,456
DIP term loan facility	—	124,066,758	—	—	124,066,758

Total current liabilities	—	469,280,847	67,214,838	(123,069,386)	413,426,299
LONG-TERM DEBT, net of current maturities	—	90,214	—	—	90,214
DEFERRED INCOME TAXES	(10,292,472)	1,490,629	26,386,000	—	17,584,157
LIABILITIES SUBJECT TO COMPROMISE	79,390,165	214,854,388	2,694,158	(26,153,749)	270,784,962
COMMITMENTS
REDEEMABLE PREFERRED STOCK	14,076,596	—	—	—	14,076,596
STOCKHOLDER’S EQUITY (DEFICIT)	(168,818,187)	(112,199,054)	192,343,805	(80,144,751)	(168,818,187)

	$(85,643,898)	$573,517,024	$288,638,801	$(229,367,886)	$547,144,041

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

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2010

	NBC Acquisition	Nebraska Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$89,480,540	$6,799,748	$—	$96,280,288
Intercompany receivables	22,495,711	18,335,142	67,376,469	(108,207,322)	—
Receivables, net	—	46,130,683	56,294,928	—	102,425,611
Inventories	—	84,198,861	42,961,563	—	127,160,424
Deferred income taxes	—	3,484,559	6,408,000	—	9,892,559
Prepaid expenses and other assets	—	2,502,787	1,793,519	—	4,296,306

Total current assets	22,495,711	244,132,572	181,634,227	(108,207,322)	340,055,188
PROPERTY AND EQUIPMENT, net	—	35,796,371	5,928,577	—	41,724,948
GOODWILL	—	202,685,622	15,671,108	—	218,356,730
CUSTOMER RELATIONSHIPS, net	—	4,160,079	72,871,981	—	77,032,060
TRADENAME	—	31,320,000	—	—	31,320,000
OTHER IDENTIFIABLE INTANGIBLES, net	—	3,489,738	2,379,948	—	5,869,686
INVESTMENT IN SUBSIDIARIES	106,862,257	185,082,593	—	(291,944,850)	—
OTHER ASSETS	638,494	9,146,870	1,089,695	—	10,875,059

	$129,996,462	$715,813,845	$279,575,536	$(400,152,172)	$725,233,671

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$86,631,582	$32,692,364	$—	$119,323,946
Intercompany payables	—	67,376,469	18,335,142	(85,711,611)	—
Accrued employee compensation and benefits	—	5,867,637	2,175,301	—	8,042,938
Accrued interest	382,891	7,301,050	—	—	7,683,941
Accrued incentives	—	7,866	6,226,865	—	6,234,731
Accrued expenses	—	9,028,747	1,743,219	—	10,771,966
Income taxes payable	—	4,644,325	5,007,967	—	9,652,292
Deferred revenue	—	4,018,801	38,086	—	4,056,887
Current maturities of long-term debt	—	57,393	—	—	57,393
Current maturities of capital lease obligations	—	770,083	—	—	770,083

Total current liabilities	382,891	185,703,953	66,218,944	(85,711,611)	166,594,177
LONG-TERM DEBT, net of current maturities	77,000,000	374,555,562	—	—	451,555,562
CAPITAL LEASE OBLIGATIONS, net of current maturities	—	2,011,549	—	—	2,011,549
OTHER LONG-TERM LIABILITIES	—	1,794,793	200,000	—	1,994,793
DEFERRED INCOME TAXES	(10,065,529)	22,390,020	28,073,999	—	40,398,490
DUE TO PARENT	—	22,495,711	—	(22,495,711)	—
COMMITMENTS
REDEEMABLE PREFERRED STOCK	12,673,551	—	—	—	12,673,551
STOCKHOLDER’S EQUITY	50,005,549	106,862,257	185,082,593	(291,944,850)	50,005,549

	$129,996,462	$715,813,845	$279,575,536	$(400,152,172)	$725,233,671

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

	NBC
	Acquisition	Nebraska Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals
REVENUES, net of returns	$—	$130,878,360	$117,614,618	$(12,283,435)	$236,209,549
COST OF SALES (exclusive of depreciation shown below)	—	83,357,830	74,813,064	(12,564,338)	145,606,556

Gross profit	—	47,520,530	42,801,554	280,903	90,602,993

OPERATING EXPENSES (INCOME):

Selling, general and administrative	—	36,292,210	16,843,224	280,903	53,416,336
Depreciation	—	1,490,873	471,884	—	1,962,757
Amortization	—	442,927	1,560,049	—	2,002,976
Impairment		106,726,035	15,912,892		122,638,927
Intercompany administrative fee	—	(2,229,809)	2,229,809	—	—
Equity in earnings of subsidiaries	91,499,735	(3,581,695)	—	(87,918,040)	—

	91,499,735	139,140,541	37,017,857	(87,637,137)	180,020,996

INCOME (LOSS) FROM OPERATIONS	(91,499,735)	(91,620,011)	5,783,703	87,918,040	(89,418,003)

OTHER EXPENSES (INCOME):

Interest expense	—	9,416,843	134	—	9,416,977
Interest income	—	5,126	(5,126)	—	—

	—	9,421,969	(4,992)	—	9,416,977

INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(91,499,735)	(101,041,980)	5,788,695	87,918,040	(98,834,980)
REORGANIZATION ITEMS	—	8,748,547	—	—	8,748,547

INCOME (LOSS) BEFORE INCOME TAXES	(91,499,735)	(109,790,527)	5,788,695	87,918,040	(107,583,527)

INCOME TAX EXPENSE (BENEFIT)	173,924	(18,290,792)	2,207,000	—	(15,909,868)

NET INCOME (LOSS)	$(91,673,659)	$(91,499,735)	$3,581,695	$87,918,040	$(91,673,659)

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

		Nebraska
	NBC	Book
	Acquisition	Company,	Subsidiary		Consolidated
	Corp.	Inc.	Guarantors	Eliminations	Totals
REVENUES, net of returns	$—	$164,779,376	$119,635,111	$(11,645,142)	$272,769,345
COST OF SALES (exclusive of depreciation shown below)	—	105,910,055	76,128,167	(12,008,050)	170,030,172

Gross profit	—	58,869,321	43,506,944	362,908	102,739,173

OPERATING EXPENSES (INCOME):

Selling, general and administrative	—	35,710,815	16,464,886	362,908	52,538,609
Depreciation	—	1,703,485	450,787	—	2,154,272
Amortization	—	608,185	1,600,749	—	2,208,934
Intercompany administrative fee	—	(2,171,391)	2,171,391	—	—
Equity in earnings of subsidiaries	(20,774,656)	(13,668,533)	—	34,443,189	—

	(20,774,656)	22,182,561	20,687,813	34,806,097	56,901,815

INCOME FROM OPERATIONS	20,774,656	36,686,760	22,819,131	(34,443,189)	45,837,358

OTHER EXPENSES (INCOME):

Interest expense	2,198,753	10,629,693	—	—	12,828,446
Interest income	—	(15,589)	(21,402)	—	(36,991)

	2,198,753	10,614,104	(21,402)	—	12,791,455

INCOME BEFORE INCOME TAXES	18,575,903	26,072,656	22,840,533	(34,443,189)	33,045,903

INCOME TAX EXPENSE	2,123,000	5,298,000	9,172,000	—	16,593,000

NET INCOME	$16,452,903	$20,774,656	$13,668,533	$(34,443,189)	$16,452,903

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011

	NBC	Nebraska
	Acquisition	Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals
REVENUES, net of returns	$—	$166,509,307	$159,476,538	$(20,189,425)	$305,796,420
COST OF SALES (exclusive of depreciation shown below)	—	106,407,782	101,428,582	(20,870,304)	186,966,060

Gross profit	—	60,101,525	58,047,956	680,879	118,830,360

OPERATING EXPENSES (INCOME):

Selling, general and administrative	—	64,308,296	27,413,236	680,879	92,402,411
Depreciation	—	3,087,218	963,278	—	4,050,496
Amortization	—	841,392	3,181,566	—	4,022,958
Impairment		106,726,035	15,912,892		122,638,927
Intercompany administrative fee	—	(4,474,500)	4,474,500	—	—
Equity in earnings of subsidiaries	113,337,686	(3,877,510)	—	(109,460,176)	—

	113,337,686	166,610,931	51,945,472	(108,779,297)	223,114,792

INCOME (LOSS) FROM OPERATIONS	(113,337,686)	(106,509,406)	6,102,484	109,460,176	(104,284,432)

OTHER EXPENSES (INCOME):

Interest expense	2,082,725	20,099,108	134	—	22,181,967
Interest income	—	(3,316)	(11,160)	—	(14,476)

	2,082,725	20,095,792	(11,026)	—	22,167,491
INCOME (LOSS) BEFORE INCOME TAXES AND REORGANIZATION ITEMS	(115,420,411)	(126,605,198)	6,113,510	109,460,176	(126,451,923)
REORGANIZATION ITEMS	—	15,266,488	—	—	15,266,488

INCOME (LOSS) BEFORE INCOME TAXES	(115,420,411)	(141,871,686)	6,113,510	109,460,176	(141,718,411)
INCOME TAX EXPENSE (BENEFIT)	(50,000)	(28,534,000)	2,236,000	—	(26,348,000)

NET INCOME (LOSS)	$(115,370,411)	$(113,337,686)	$3,877,510	$109,460,176	$(115,370,411)

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010

		Nebraska
	NBC	Book
	Acquisition	Company,	Subsidiary		Consolidated
	Corp.	Inc.	Guarantors	Eliminations	Totals
REVENUES, net of returns	$—	$204,812,180	$159,978,924	$(19,599,793)	$345,191,311
COST OF SALES (exclusive of depreciation shown below)	—	130,525,057	101,787,556	(20,083,064)	212,229,549

Gross profit	—	74,287,123	58,191,368	483,271	132,961,762

OPERATING EXPENSES (INCOME):

Selling, general and administrative	—	60,430,686	27,096,328	483,271	88,010,285
Depreciation	—	3,364,923	887,682	—	4,252,605
Amortization	—	1,254,379	3,150,510	—	4,404,889
Intercompany administrative fee	—	(4,342,782)	4,342,782	—	—
Equity in earnings of subsidiaries	(8,849,337)	(13,550,354)	—	(22,399,691)	—

	(8,849,337)	47,156,852	35,477,302	(21,916,420)	96,667,779

INCOME FROM OPERATIONS	8,849,337	27,130,271	22,714,066	22,399,691	36,293,983

OTHER EXPENSES (INCOME):

Interest expense	4,374,300	21,276,722	—	—	25,651,022
Interest income	—	(32,788)	(51,288)	—	(84,076)

	4,374,300	21,243,934	(51,288)	—	25,566,946

INCOME BEFORE INCOME TAXES	4,475,037	5,886,337	22,765,354	(22,399,691)	10,727,037

INCOME TAX EXPENSE (BENEFIT)	699,000	(2,963,000)	9,215,000	—	6,951,000

NET INCOME	$3,776,037	$8,849,337	$13,550,354	$(22,399,691)	$3,776,037

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011

	NBC
	Acquisition	Nebraska Book	Subsidiary		Consolidated
	Corp.	Company, Inc.	Guarantors	Eliminations	Totals
CASH FLOWS FROM OPERATING ACTIVITIES	$50,000	$(48,242,550)	$193,829	$—	$(47,998,721)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	—	(2,465,046)	(1,076,319)	—	(3,541,365)

Acquisitions, net of cash acquired	—	(447,579)	(509,424)	—	(957,003)

Proceeds from sale of property and equipment	—	(15,294)	69,948	—	54,654

Software development costs	—	(932,904)	—	—	(932,904)

Net cash flows from investing activities	—	(3,860,823)	(1,515,795)	—	(5,376,618)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt	—	123,750,000	—	—	123,750,000

Payment of financing costs	—	(6,267,144)	—	—	(6,267,144)

Principal payments on long-term debt	—	(14,535)	—	—	(14,535)

Principal payments on capital lease obligations	—	(337,314)	—	—	(337,314)

Borrowings under revolving credit facility	—	31,800,000	—	—	31,800,000

Payments under revolving credit facility	—	(31,800,000)	—	—	(31,800,000)

Change in due from subsidiary	(50,000)	50,000	—	—	—

Net cash flows from financing activities	(50,000)	117,181,007	—	—	117,131,007
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	65,077,634	(1,321,966)	—	63,755,668
CASH AND CASH EQUIVALENTS, Beginning of period	—	49,526,530	6,920,850	—	56,447,380

CASH AND CASH EQUIVALENTS, End of period	$—	$114,604,164	$5,598,884	$—	$120,203,048

NBC ACQUISITION CORP. AND SUBSIDIARY
(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010

		Nebraska
	NBC	Book
	Acquisition	Company,	Subsidiary		Consolidated
	Corp.	Inc.	Guarantors	Eliminations	Totals
CASH FLOWS FROM OPERATING ACTIVITIES	$(4,934,000)	$48,013,336	$5,390,217	$—	$48,469,553

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	—	(2,217,448)	(1,467,567)	5,096	(3,679,919)

Acquisitions, net of cash acquired		(5,607,714)	(2,690,327)	—	(8,298,041)

Proceeds from sale of property and equipment	—	14,027	5,621	(5,096)	14,552

Software development costs	—	(660,191)	—	—	(660,191)

Net cash flows from investing activities	—	(8,471,326)	(4,152,273)	—	(12,623,599)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of financing costs	—	(66,660)	—	—	(66,660)

Principal payments on long-term debt	—	(26,473)	—	—	(26,473)

Principal payments on capital lease obligations	—	(445,158)	—	—	(445,158)
Borrowings under revolving credit facility	—	18,800,000	—	—	18,800,000
Payments under revolving credit facility	—	(18,800,000)		—	(18,800,000)
Dividends received from subsidiary (paid to parent)	4,235,000	(4,235,000)	—	—	—
Change in due from subsidiary	699,000	(699,000)	—	—	—

Net cash flows from financing activities	4,934,000	(5,472,291)	—	—	(538,291)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	34,069,719	1,237,944	—	35,307,663
CASH AND CASH EQUIVALENTS, Beginning of period	—	55,410,821	5,561,804	—	60,972,625

CASH AND CASH EQUIVALENTS, End of period	$—	$89,480,540	$6,799,748	$—	$96,280,288

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
The Chapter 11 Proceedings were initiated in response to our inability to fully refinance our existing debt and vendors’ unwillingness to extend credit to us under normal terms due to refinancing uncertainties. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over our property. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. While operating as debtors-in-possession under the Bankruptcy Code and subject to approval of the Court or otherwise as permitted in the ordinary course of business, we may sell or dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statement. Further, a confirmed plan of reorganization or other arrangement could materially change the amounts and classifications in the condensed consolidated financial statements.
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
On July 17, 2011, we filed a joint plan of reorganization and related disclosure statement with the Court. On August 22, 2011, we filed with the Court a first amended disclosure statement, which contained a first amended proposed plan of reorganization (the “Amended Plan”).
The Amended Plan calls for the issuance of (i) new senior secured notes, (ii) new senior unsecured notes, (iii) new common equity interests in us in an amount equal to 78% of the Company to the holders of the Pre-Petition Senior Subordinated Notes, and (iv) new common equity interests in us in an amount equal to 22% of the Company to the holders of the Pre-Petition Senior Discount Notes. The Amended Plan allows for the issuance of pro rata share of new warrants to holders of our existing equity securities to purchase up to three percent or five percent of new common equity interests in us exercisable at certain strike prices as outlined in the Amended Plan. We continue to have ongoing discussions and negotiations with the noteholders supporting our Amended Plan and other stakeholders. In addition, we are continuing to address objections received to the Amended Plan. Discussions with these parties will likely continue until a plan of reorganization is approved by the Bankruptcy Court. Such discussions and negotiations may lead to substantial revisions and amendments to the terms of the Amended Plan and resubmission of such plan to the Bankruptcy Court. The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation of a plan of reorganization. A hearing to consider the Amended Plan is currently scheduled for November 30, 2011.

Because a Court confirmed plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders, the ultimate settlement of such claims is subject to various uncertainties. Accordingly, no assurance can be provided as to what values, if any, will be ascribed in the Chapter 11 Proceedings to these or any other constituencies with respect to what types or amounts of distributions, if any, will be received. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed without acceptance by all constituents and without the receipt or retention of any property on account of all interests under the plan. Under any plan of reorganization, our presently outstanding equity securities could have no value and could be canceled and we urge that caution be exercised with respect to existing and future investments in any of our securities.
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
Challenges and Expectations
We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past and, in addition, new and different challenges and opportunities. We have experienced, and we believe we will continue to experience, increasing competition from alternative sources of textbooks, including renting of textbooks from both online and local campus marketplace competitors and alternative media, increasing competition for the supply of used textbooks from other companies, including other textbook wholesalers and from student-to-student transactions, competition for contract-management opportunities and other challenges. These factors, among others, have contributed to declines in our same-store sales over the last several back to school periods, primarily for our off-campus bookstore locations. These declines have, in turn, negatively impacted EBITDA and Adjusted EBITDA. While we believe that our plans for future changes in operations will increase our off-campus bookstore competitiveness, there can be no assurance that our expectations will be realized or that EBITDA or Adjusted EBITDA will increase as a result of those plans.
We believe that there continues to be attractive opportunities related to contract-management of bookstores, although we may not be successful in competing for contracts to manage additional institutional bookstores. We expect that our capital expenditures will remain modest for a company of our size. Finally, we are uncertain what impact the current economy might have on our business.
Overview
Revenue Results. Consolidated revenues for the quarter ended September 30, 2011 decreased $36.6 million, or 13.4%, from the quarter ended September 30, 2010. The decrease was primarily due to a decrease in revenues in the Bookstore Division primarily due to a decrease in same-store sales, which excludes $14.6 million of deferred rental textbook revenue (which will be recognized during the following quarter), and to closed stores, which was partially offset by additional revenue from new bookstores.
Adjusted EBITDA Results. Consolidated Adjusted EBITDA for the quarter ended September 30, 2011 decreased $13.0 million, or 25.9%, from the quarter ended September 30, 2010 primarily due to lower revenues and gross profit, which excludes $7.8 million of deferred rental textbook gross profit (which will be recognized during the following quarter). EBITDA and Adjusted EBITDA are considered non-GAAP measures, and therefore you should refer to the more detailed explanation of the measures that is provided later in this Item 2.
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Adjusted EBITDA is EBITDA adjusted for impairment and reorganization items. There were no impairments or reorganization items for the quarter or six months ended September 30, 2010; therefore, Adjusted EBITDA equals EBITDA for those periods. As we are highly-leveraged and as our equity is not publicly-traded, management believes that the non-GAAP measures, EBITDA and Adjusted EBITDA, are useful in evaluating our results and provide additional information for determining our ability to meet debt service requirements. That belief is driven by the consistent use of the measures in the computations used to establish the value of our equity over the past 15 years and the fact that our debt covenants also use the measures, as further described later in this Item 2, to measure and monitor our financial results. Due to the importance of EBITDA and Adjusted EBITDA to our equity and debt holders, our chief operating decision makers and other members of management use EBITDA and Adjusted EBITDA to measure our overall performance, to assist in resource allocation decision-making, to develop our budget goals, to determine incentive compensation goals and payments, and to manage other expenditures among other uses.

With respect to covenant compliance calculations, EBITDA, as defined in the DIP Credit Agreement (hereinafter, referred to as “Credit Facility EBITDA”), includes additional adjustments to EBITDA. Credit Facility EBITDA is defined in the DIP Credit Agreement as: (1) consolidated net income, as defined therein, which allows for an adjustment to recognize rentals consistent with prior practice and does not include any effect for any deferral of revenue of rental income; plus (2) the following items, to the extent deducted from consolidated net income: (a) income tax expense; (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness; (c) depreciation and amortization expense; (d) amortization of intangibles and organization costs; (e) any non-cash extraordinary, unusual or non-recurring expenses or losses; (f) any other non-cash charges; (g) any costs, fees, expenses or disbursements of attorneys, consultants or advisors incurred in connection with the events leading up to and the ongoing administration of the Chapter 11 Proceedings, a plan of reorganization and any other restructuring and any upfront, arrangement or other fees paid in connection with the DIP Credit Agreement; and (h) charges, premiums and expenses associated with the discharge of pre-petition debt, minus (3) the following items, to the extent included in the statement of net income for such period; (i) interest income; (ii) any extraordinary, unusual or non-recurring income or gains; and (iii) any other non-cash income. Credit Facility EBITDA is utilized when calculating the minimum cumulative consolidated EBITDA under the DIP Credit Agreement, which beginning July 1, 2011, requires Credit Facility EBITDA to be at least equal to certain amounts set forth in the DIP Credit Agreement.
There are material limitations associated with the use of EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net cash flows from operating activities or net income as determined by GAAP. Furthermore, EBITDA and Adjusted EBITDA do not necessarily indicate whether cash flows will be sufficient for cash requirements because the measures do not include reductions for cash payments for our obligation to service our debt, fund our working capital, make capital expenditures and make acquisitions or pay our income taxes and dividends; nor are they a measure of our profitability because they do not include costs and expenses such as interest, taxes, depreciation, amortization, impairment, and reorganization items, which are significant components in understanding and assessing our financial performance. Even with these limitations, we believe EBITDA and Adjusted EBITDA, when viewed with both our GAAP results and the reconciliations to operating cash flows and net income, provide a more complete understanding of our business than otherwise could be obtained absent this disclosure. EBITDA and Adjusted EBITDA measures presented may not be comparable to similarly titled measures presented by other companies.
Subsequent Events. On November 3, 2011, we announced the hiring of Alexi A. Wellman as Chief Financial Officer. We anticipate that Ms. Wellman will commence employment with us in December 2011.
Acquisitions. Our Bookstore Division continues to grow its number of bookstores through acquisitions of contract-managed and start-up locations. We established three start-up locations and closed two locations during the quarter ended September 30, 2011. We believe there are attractive opportunities for us to continue to expand our chain of bookstores across the country.
Quarter Ended September 30, 2011 Compared With Quarter Ended September 30, 2010.
Revenues. Revenues for the quarters ended September 30, 2011 and 2010 and the corresponding change in revenues were as follows:

			Change
	2011	2010	Amount	Percentage
Bookstore Division	$185,962,784	$220,266,180	$(34,303,396)	(15.6)%
Textbook Division	55,463,403	55,961,247	(497,844)	(0.9)%
Complementary Services Division	8,612,051	10,114,078	(1,502,027)	(14.9)%
Intercompany Eliminations	(13,828,689)	(13,572,160)	(256,529)	1.9%

	$236,209,549	$272,769,345	$(36,559,796)	(13.4)%

For the quarter ended September 30, 2011, Bookstore Division revenues decreased $34.3 million, or 15.6%, from the quarter ended September 30, 2010. The decrease in Bookstore Division revenues was primarily attributable to a decrease in same-store sales and to a decrease in revenues as a result of certain store closings, which were partially offset by additional revenue from new bookstores. Same-store sales for off-campus and on-campus bookstores for the quarter ended September 30, 2011 decreased $29.3 million, or 24.7%, and $5.8 million, or 6.6%, respectively, from the quarter ended September 30, 2010. Same-store sales decreases were primarily due to decreased new and used textbook sales revenues. Same-store sales for off-campus and on-campus bookstores would have been down 16.4% and 2.2%, respectively, excluding the deferral of $14.6 million of rental revenue. We define same-store sales for the quarter ended September 30, 2011 as sales, including internet sales, from any store, even if expanded or relocated, that we have operated since the start of fiscal year 2011. Revenues declined $3.0 million for the quarter ended September 30, 2011 as a result of eighteen store closings since April 1, 2010. We have added thirty-two bookstore locations through acquisitions or start-ups since April 1, 2010. The new bookstores provided an additional $3.8 million of revenue for the quarter ended September 30, 2011.

For the quarter ended September 30, 2011, Textbook Division revenues decreased $0.5 million from the quarter ended September 30, 2010 primarily due to an increase in returns. Complementary Services Division revenues decreased $1.5 million, or 14.9%, from the quarter ended September 30, 2010, primarily due to a $1.3 million decrease in revenues from our distance education business primarily as a result of a decrease in the number of schools served, and to a $0.7 million decrease in revenues in our systems business due to decreased hardware and software sales as a result of a decrease in customer upgrades. These decreases in Complementary Services Division revenues were partially offset by a $0.9 million increase in revenues in our consulting services business. Intercompany eliminations increased $0.3 million primarily as a result of an increase in intercompany revenues in the Textbook Division which was partially offset by a decrease in intercompany revenues in our systems business.
Gross profit. Gross profit for the quarter ended September 30, 2011 decreased $12.1 million, or 11.8%, to $90.6 million from $102.7 million for the quarter ended September 30, 2010. The decrease in gross profit was primarily attributable to a decrease in the Bookstore Division gross profit as a result of the aforementioned decrease in revenues and deferral of rental textbook gross profit of $7.8 million. The consolidated gross margin percentage increased to 38.4% for the quarter ended September 30, 2011 from 37.7% for the quarter ended September 30, 2010. The increase in our consolidated gross margin percentage is primarily attributable to the overall change in business mix primarily due to a decrease in gross profit for our Bookstore Division. The Bookstore Division has an overall lower gross margin percentage than the Textbook Division; therefore, the change in mix increased our gross margin percentage. Consolidated gross margin percentage would have been 39.2% excluding the effect of deferral of gross profit for rental textbooks.
Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended September 30, 2011 increased $0.9 million, or 1.7%, to $53.4 million from $52.5 million for the quarter ended September 30, 2010. Selling, general and administrative expenses as a percentage of revenues were 22.6% and 19.3% for the quarters ended September 30, 2011 and 2010, respectively. The increase in selling, general and administrative expenses was primarily attributable to a $1.2 million increase in advertising and a $1.0 million increase in commission expense related to sales on the internet involving third-party websites.
Earnings before interest, taxes, depreciation, amortization, impairment, and reorganization items (Adjusted EBITDA). Adjusted EBITDA for the quarters ended September 30, 2011 and 2010 and the corresponding change in Adjusted EBITDA were as follows:

			Change
	2011	2010	Amount	Percentage
Bookstore Division	$19,212,064	$32,373,258	$(13,161,194)	(40.7)%
Textbook Division	18,926,653	19,582,255	(655,602)	(3.3)%
Complementary Services Division	666,823	895,676	(228,853)	(25.6)%
Corporate Administration	(1,618,883)	(2,650,625)	1,031,742	38.9%

	$37,186,657	$50,200,564	$(13,013,907)	(25.9)%

Bookstore Division Adjusted EBITDA decreased $13.2 million from the quarter ended September 30, 2010 primarily due to lower revenues and gross profit, including the deferral of $7.8 million of rental textbook gross profit. The $0.7 million, or 3.3%, decrease in Textbook Division EBITDA from the quarter ended September 30, 2010, was primarily due to an increase in selling, general and administrative expenses. Complementary Services Division EBITDA decreased $0.2 million primarily due to decreased revenues, which was partially offset by a decrease in selling, general and administrative expenses. Corporate Administration’s Adjusted EBITDA loss decreased $1.0 million from the quarter ended September 30, 2010, primarily due to the change in interdivision profit elimination, which can fluctuate during interim periods but is typically relatively unchanged by fiscal year end.

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

	Quarter Ended September 30,
	2011	2010
Net income (loss)	$(91,673,659)	$16,452,903

Interest expense, net	9,416,977	12,791,455
Income tax expense (benefit)	(15,909,868)	16,593,000
Depreciation and amortization	3,965,733	4,363,206

EBITDA	(94,200,817)	50,200,564

Impairment	122,638,927	—
Reorganization items	8,748,547	—

Adjusted EBITDA	37,186,657	50,200,564
Share-based compensation	8,730	132,861
Interest income	—	36,991
Reorganization items	(3,406,676)	—
Provision for losses on receivables	169,647	405,863
Cash paid for interest	(7,529,069)	(12,130,439)
Cash refunded for income taxes	662,986	1,737,932
Loss on disposal of assets	25,430	28,334
Changes in operating assets and liabilities, net of effect of acquisitions (1)	(29,465,067)	46,889,797

Net Cash Flows from Operating Activities	$(2,347,362)	$87,301,903

Net Cash Flows from Investing Activities	$(1,897,170)	$(5,991,808)

Net Cash Flows from Financing Activities	$96,784	$(253,556)

(1)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Impairment. As a result of underperformance of our Bookstore Division, we revised our financial projections of future periods. These revisions indicated a potential impairment of goodwill and, as such, the estimated fair value of our reporting units was assessed to determine if their book value exceeded their estimated fair value at September 30, 2011. As a result of this assessment, we determined that the book value of goodwill exceeded the estimated fair value in the Bookstore Division reporting unit and recognized a $121.8 million goodwill impairment charge. In addition, we performed a recoverability test and an impairment test for property, plant and equipment and the intangibles covenants not to compete and contract-managed relationships associated with underperforming bookstores. The results of undiscounted cash flow analysis indicated potential impairment. We compared carrying values to estimated fair values and recorded impairment charges of $0.5 million for property, plant and equipment, $0.2 million for impairment of contract-managed relationships and $0.1 million for impairment of covenants not to compete.
Reorganization items. Costs directly attributable to the Chapter 11 Proceedings were $8.7 million for the quarter ended September 30, 2011 and primarily are advisor fees related to the bankruptcy proceedings.
Interest expense, net. Interest expense, net for the quarter ended September 30, 2011 decreased $3.4 million to $9.4 million from $12.8 million for the quarter ended September 30, 2010, primarily due to a $6.0 million decrease in interest on the Pre-Petition Senior Subordinated Notes and Pre-Petition -Senior Discount Notes as a result of ceasing to record interest at the Petition Date. This decrease was partially offset by a $2.7 million increase in interest for the DIP Term Loan Facility, which was issued subsequent to the Petition Date.

Income taxes. Income tax benefit for the quarter ended September 30, 2011 was $15.9 million compared to income tax expense of $16.6 million for the quarter ended September 30, 2010. Our effective tax rates for the quarters ended September 30, 2011 and 2010 were 14.8% and 50.2%, respectively. The effective tax rate for the quarter ended September 30, 2011 differs from the statutory federal tax rate primarily due to the impact of the portion of goodwill impairment that is attributable to non-deductible tax goodwill. The high effective tax rate for the quarter ended September 30, 2010 was primarily due to certain states taxing on a gross receipts methodology, increased interest expense which is not deductible in some states for state taxes, and the relatively low pre-tax income.
Six Months Ended September 30, 2011 Compared With Six Months Ended September 30, 2010.
Revenues. Revenues for the six months ended September 30, 2011 and 2010 and the corresponding change in revenues were as follows:

			Change
	2011	2010	Amount	Percentage
Bookstore Division	$232,115,087	$268,231,028	$(36,115,941)	(13.5)%
Textbook Division	81,426,448	81,403,822	22,626	0.0%
Complementary Services Division	15,584,554	18,974,170	(3,389,616)	(17.9)%
Intercompany Eliminations	(23,329,669)	(23,417,709)	88,040	(0.4)%

	$305,796,420	$345,191,311	$(39,394,891)	(11.4)%

For the six months ended September 30, 2011, Bookstore Division revenues decreased $36.1 million, or 13.5%, from the six months ended September 30, 2010. The decrease in Bookstore Division revenues was attributable to a decrease in same-store sales and a decrease in revenues as a result of certain store closings, which were offset by additional revenues from new bookstores. Same-store sales for off-campus and on-campus bookstores for the six months ended September 30, 2011 decreased $32.9 million, or 22.7%, and $6.0 million, or 5.6%, respectively, from the six months ended September 30, 2010. Same-store sales decreases were primarily due to decreased new and used textbook sales revenue. Same-store sales for off-campus and on-campus bookstores would have been down 15.9% and 2.0%, respectively, excluding the deferral of $14.6 million of rental revenue. We define same-store sales for the six months ended September 30, 2011 as sales from any store, even if expanded or relocated, that we have operated since the start of fiscal year 2011. In addition, revenues declined $3.4 million as a result of eighteen store closings since April 1, 2010. We have added thirty-two bookstore locations through acquisitions or start-ups since April 1, 2010. The new bookstores provided an additional $6.2 million of revenue for the six months ended September 30, 2011.
For the six months ended September 30, 2011, Textbook Division revenues were comparable to the six months ended September 30, 2010. A 5.3% decrease in units sold and an increase in returns was offset by a 6.6% increase in average price per book sold. Complementary Services Division revenues decreased $3.4 million, or 17.9%, from the six months ended September 30, 2010 primarily due to a $2.9 million decrease in revenues in our distance education business primarily as a result of a decrease in number of schools served and to a $1.6 million decrease in revenues in our systems business due to decreased hardware and software sales as a result of a decrease in customer upgrades. These decreases in the Complementary Services Division revenues were offset by a $1.3 million increase in consulting services revenues. Intercompany eliminations for the six months ended September 30, 2011 decreased $0.1 million, or 0.4%, from the six months ended September 30, 2010 primarily as a result of a decrease in intercompany revenues in the systems business in the Complementary Services Division.
Gross profit. Gross profit for the six months ended September 30, 2011 decreased $14.2 million, or 10.6%, to $118.8 million from $133.0 million for the six months ended September 30, 2010. The decrease in gross profit was primarily attributable to a decrease in the Bookstore Division gross profit as a result of the aforementioned decrease in revenues and deferral of rental textbook gross profit of $7.8 million. The consolidated gross margin percentage increased to 38.9% for the six months ended September 30, 2011 from 38.5% for the six months ended September 30, 2010. The increase in our consolidated gross margin percentage is primarily attributable to the overall change in business mix primarily due to a decrease in gross profit for our Bookstore Division. The Bookstore Division has an overall lower gross margin percentage than the Textbook Division; therefore, the change in mix increased our gross margin percentage. Consolidated gross margin percentage would have been 39.5% excluding the effect of deferral of gross profit for rental textbooks.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended September 30, 2011 increased $4.4 million, or 5.0%, to $92.4 million from $88.0 million for the six months ended September 30, 2010. Selling, general and administrative expenses as a percentage of revenues were 30.2% and 25.5% for the six months ended September 30, 2011 and 2010, respectively. The increase in selling, general and administrative expenses was primarily attributable to a $4.6 million increase in professional fees related to reorganization costs incurred prior to the Petition Date and a $1.1 million increase in advertising costs.
Earnings before interest, taxes, depreciation, amortization, impairment and reorganization items (Adjusted EBITDA). EBITDA for the six months ended September 30, 2011 and 2010 and the corresponding change in Adjusted EBITDA were as follows:

			Change
	2011	2010	Amount	Percentage
Bookstore Division	$13,078,144	$26,521,975	$(13,443,831)	(50.7)%
Textbook Division	23,779,926	24,361,925	(581,999)	(2.4)%
Complementary Services Division	1,272,779	1,769,194	(496,415)	(28.1)%
Corporate Administration	(11,702,900)	(7,701,617)	(4,001,283)	(52.0)%

	$26,427,949	$44,951,477	$(18,523,528)	(41.2)%

Bookstore Division Adjusted EBITDA for the six months ended September 30, 2011 decreased $13.4 million from the six months ended September 30, 2010, primarily due to lower revenues and gross profit, including the deferral of $7.8 million of rental textbook gross profit. Textbook Division EBITDA decreased $0.6 million from the six months ended September 30, 2010, primarily due to higher selling, general and administrative expenses. Complementary Services Division EBITDA decreased $0.5 million primarily due to decreased revenues which was mostly offset by a decrease in selling, general and administrative expenses. Corporate Administration’s Adjusted EBITDA loss increased $4.0 million from the six months ended September 30, 2010, primarily due to an increase in professional fees related to our reorganization costs incurred prior to the Petition Date.

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

	Six Months Ended September 30,
	2011	2010
Net income (loss)	$(115,370,411)	$3,776,037

Interest expense, net	22,167,491	25,566,946
Income tax expense	(26,348,000)	6,951,000
Depreciation and amortization	8,073,454	8,657,494

EBITDA	$(111,477,466)	$44,951,477

Impairment	$122,638,927	—
Reorganization items	$15,266,488	—

Adjusted EBITDA	$26,427,949	$44,951,477

Share-based compensation	17,460	429,837
Interest income	14,476	84,076
Reorganization items	(3,406,676)	—
Provision for losses on receivables	185,969	700,976
Cash paid for interest	(18,052,792)	(22,492,813)
Cash received for income taxes	541,198	1,568,579
Loss on disposal of assets	39,430	53,866
Changes in operating assets and liabilities, net of effect of acquisitions (1)	(53,765,735)	23,173,555

Net Cash Flows from Operating Activities	$(47,998,721)	$48,469,553

Net Cash Flows from Investing Activities	$(5,376,618)	$(12,623,599)

Net Cash Flows from Financing Activities	$117,131,007	$(538,291)

(1)
Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Impairment. As a result of underperformance of our Bookstore Division, we revised our financial projections of future periods. These revisions indicated a potential impairment of goodwill and, as such, the estimated fair value of our reporting units was assessed to determine if their book value exceeded their estimated fair value at September 30, 2011. As a result of this assessment, we determined that the book value of goodwill exceeded the estimated fair value in the Bookstore Division reporting unit and recognized a $121.8 million goodwill impairment charge. In addition, we performed a recoverability test and an impairment test for property, plant and equipment and the intangibles covenants not to compete and contract-managed relationships associated with underperforming bookstores. The results of undiscounted cash flow analysis indicated potential impairment. We compared carrying values to estimated fair values and recorded impairment charges of $0.5 million for property, plant and equipment, $0.2 million for impairment of contract-managed relationships and $0.1 million for impairment of covenants not to compete.
Reorganization items. Costs directly attributable to the Chapter 11 Proceedings were $15.3 million for the six-months ended September 30, 2011 and are advisor fees related to the bankruptcy proceedings.

Interest expense, net. Interest expense, net for the six months ended September 30, 2011 decreased $3.4 million to $22.2 million from $25.6 million for the six months ended September 30, 2010, primarily due to a $6.2 million decrease in interest on the Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Discount Notes as a result of ceasing to record interest at the Petition Date. This decrease was partially offset by a $2.7 million increase in interest on the DIP Term Loan Facility, which was issued subsequent to the Petition Date.
Income taxes. Income tax benefit for the six months ended September 30, 2011 was $26.3 million compared to income tax expense of $7.0 million for the six months ended September 30, 2010. Our effective tax rates for the six months ended September 30, 2011 and 2010 were 18.6% and 64.8%, respectively. The effective tax rate for the six months ended September 30, 2011 differs from the statutory federal tax rate primarily due to the impact of the portion of goodwill impairment that is attributable to non-deductible tax goodwill. The high effective tax rate for the six months ended September 30, 2010 was primarily due to certain states taxing on a gross receipts methodology, increased interest expense which is not deductible in some states for state taxes, and the relatively low pre-tax income.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to returns, bad debts, inventory valuation and obsolescence, goodwill and intangible assets, accrued incentives, income taxes, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
Revenue Recognition. We recognize revenue from Textbook Division sales at the time of shipment. We have established a program which, under certain conditions, enables our customers to return textbooks. We record reductions to revenue and costs of sales for the estimated impact of textbooks with return privileges which have yet to be returned to the Textbook Division. External customer returns over the past three fiscal years have ranged from approximately 22.9% to 26.4% of sales. Additional reductions to revenue and costs of sales may be required if the actual rate of returns exceeds the estimated rate of returns. Consistent with prior years, the estimated rate of returns is determined utilizing actual historical return experience. The accrual rate for customer returns at March 31, 2011 and September 30, 2011 was approximately 26.2% of Textbook Division gross external sales. Estimated product returns at March 31, 2011 and September 30, 2011 were $4.9 million and $14.0 million, respectively.
Revenue for textbook rentals is recognized over the rental period. At September 30, 2011, we deferred $14.6 million of revenue and $7.8 million of gross profit. The deferred revenue and gross profit will be fully recognized during the quarter ended December 31, 2011.
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
Inventory Valuation and Obsolescence. Inventories are stated at the lower of cost or market. The cost of used textbook inventories is determined using the weighted-average method. Over the rental period, we depreciate our rental textbooks down to the lower of cost or market. Our Bookstore Division uses the retail inventory method to determine cost for new textbook and non-textbook inventories. The cost of other inventories is determined on a first-in, first-out cost method. Consistent with prior years, we account for inventory obsolescence based upon assumptions about future demand and market conditions. At March 31, 2011 and September 30, 2011, used textbook inventory was subject to an obsolescence reserve of $2.4 million. The obsolescence reserve at March 31, 2010 and 2009 was $2.3 million and $2.4 million, respectively. If actual future demand or market conditions are less favorable than those projected by us, inventory write-downs may be required. In determining inventory adjustments, we consider amounts of inventory on hand, projected demand, new editions, and industry factors.

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
We revised our financial projections of future periods for the Bookstore Division primarily as a result of underperformance in our off-campus bookstores during the fall 2011 back to school period. Underperformance in our off-campus bookstores was primarily due to increasing competition from alternative sources of textbooks, including renting of textbooks from both online and local campus marketplace competitors. These revisions indicated a potential impairment of goodwill and, as such, the estimated fair value of our reporting units was assessed to determine if their carrying value exceeded their estimated fair value at September 30, 2011. As a result of this assessment, we determined that the carrying value of goodwill exceeded the estimated fair value in the Bookstore Division reporting unit and recognized a $121.8 million goodwill impairment charge.
In the first step of our goodwill impairment test conducted at September 30, 2011, fair value was determined using a combination of the market approach, based primarily on a multiple of revenue and Adjusted EBITDA, and the income approach, based on a discounted cash flow model. The market approach requires that we estimate a certain valuation multiple of revenue and Adjusted EBITDA for each reporting unit derived from comparable companies to estimate the fair value of the reporting unit. The discounted cash flow model discounts projected cash flows for each reporting unit to present value and includes critical assumptions such as long-term growth rates, projected revenues and earnings and cash flow forecasts for the reporting units, as well as an appropriate discount rate. The multiples applied to our trailing-twelve-month (“TTM”) and next-twelve-month (“NTM”) revenues were 0.2x for both TTM and NTM and to Adjusted EBITDA were 5.0x and 5.2x, respectively for the Bookstore Division reporting unit. The multiples applied to our TTM and NTM revenues for the Textbook Division reporting unit were 1.0x and 0.9x and to Adjusted EBITDA were 5.4x and 4.8x, respectively. Discount rates were determined separately for each reporting unit by estimating the weighted average cost of capital using the capital asset pricing model. The discounted cash flow model assumed a discount rate of 10.5% and 11.1% for the Bookstore and Textbook Division reporting units, respectively, based on the weighted-average cost of capital derived from public companies considered to be reasonably comparable to ours. The discounted cash flow model also assumed a terminal growth rate of 2.5% and 1.0% for the Bookstore and Textbook Division reporting units, respectively.
If we fail the first step of the goodwill impairment test, we are required, in the second step, to estimate the fair value of reporting unit assets and liabilities, including intangible assets, to derive the fair value of the reporting unit’s goodwill.
We determined in the first step of our goodwill impairment test conducted at September 30, 2011 that the carrying values of the Bookstore Division reporting unit exceeded their fair value, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test for the Bookstore Division reporting unit which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As a result, we recorded an impairment charge of $121.8 million for the quarter ended September 30, 2011, which resulted in all goodwill in the Bookstore Division to be written off. The fair value of the Textbook Division exceeded is carrying value by approximately 15.0%. We continue to monitor events and circumstances which may affect the fair value of the Textbook Division reporting unit, including current market conditions, and we believe that the reporting unit is still at risk of failing step one of the impairment test.

The use of different assumptions, estimates, or judgments in either step of the goodwill impairment testing process could materially increase or decrease the fair value of the reporting unit and/or its net assets and, accordingly, could materially increase or decrease any related impairment charge. Our goodwill impairment charge may have been approximately $10.0 million less for the Bookstore Division if we had used a growth rate and discount rate that were increased or decreased by 50 basis points and revenue and Adjusted EBITDA multiples that were increased by 10%.
We are also required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets. We performed an impairment test for the finite lived intangibles covenants not to compete and contract-managed relationships in the Bookstore Division and determined, based on the results of an undiscounted cash flow analysis that impairment adjustments were necessary. We recorded impairment charges of $0.1 million and $0.2 million for impairment of covenant not to compete and contract-managed relationships, respectively, in the Bookstore Division.
The impairment test for intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The impairment evaluation for indefinite lived intangible assets, which for us is our tradename, is conducted at March 31 each year or, more frequently, if events or changes in circumstances indicate that an asset might be impaired. Significant judgments and assumptions inherent in this analysis include assumptions about appropriate long-term growth rates, royalty rates, discount rate, and cash flow forecasts. We conducted our annual assessment of indefinite lived intangibles in the fourth quarter of fiscal 2011 and the second quarter of fiscal 2012 and no impairment was indicated.
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
Accrued Incentives. Our Textbook Division offers certain incentive programs to its customers that allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. The rebates can be redeemed in a number of ways, including to pay for freight charges on textbooks sold to the customer or to pay for certain products or services we offer through our Complementary Services Division. The customer can also use the rebates to pay for the cost of textbooks sold by the Textbook Division to the customer; however, a portion of the rebates earned by the customer are forfeited if the customer chooses to use rebates in this manner. If the customer fails to comply with the terms of the program, rebates earned during the year are forfeited. Significant judgment is required in estimating the expected level of forfeitures on rebates earned. Although we believe that our estimates of anticipated forfeitures, which have consistently been based upon historical experience, are reasonable, actual results could differ from these estimates resulting in an ultimate redemption of rebates which differs from that which is reflected in accrued incentives in the condensed consolidated financial statements. For the past three fiscal years, actual forfeitures have ranged between 6.4% and 17.9% of rebates earned within those years. After adjusting for estimated forfeitures, rebates earned are accrued at a rate of approximately 13.5% of the dollar value of eligible textbooks purchased by the Textbook Division. Accrued incentives at March 31, 2011 and September 30, 2011 were $5.8 million and $5.3 million, respectively, including estimated forfeitures, however, if we accrued for rebates earned and unused as of March 31, 2011 and September 30, 2011, assuming no forfeitures, our accrued incentives would have been $6.5 million and $5.9 million, respectively.
Income Taxes. We account for income taxes by recording taxes payable or refundable for the current fiscal year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our condensed consolidated financial statements or the consolidated income tax returns. Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets, and deferred tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the consolidated income tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be different from that which is reflected in the condensed consolidated financial statements. At September 30, 2011, we have not provided for any effects of the bankruptcy reorganization efforts in our analysis of the realization of deferred tax assets. Any impacts on deferred tax assets as a result of our reorganization will be reflected in the consolidated financial statements at the time of emergence from bankruptcy.

LIQUIDITY AND CAPITAL RESOURCES
Financing Activities
Following our chapter 11 filing on June 27, 2011, our primary liquidity requirements are for debt service, working capital, income tax payments, capital expenditures and certain contract-managed acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our revolving credit facility. At September 30, 2011, our total indebtedness was $578.2 million, consisting of $200.0 million of Pre-Petition Senior Secured Notes issued at a discount of $1.0 million with unamortized bond discount of $0.1 million, $175.0 million of Pre-Petition Senior Subordinated Notes (included in liabilities subject to compromise), $77.0 million of Pre-Petition Senior Discount Notes (included in liabilities subject to compromise), $125.0 million DIP Term Loan Facility issued with original issue discount of $1.2 million, $0.2 million of other indebtedness and $2.0 million of capital lease obligations.
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
Investing Cash Flows
Our capital expenditures were $3.5 million and $3.7 million for the six months ended September 30, 2011 and 2010, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and warehouse improvements. We expect capital expenditures to be between $6.5 million and $7.5 million for fiscal year 2012.
Business acquisition and contract-management renewal expenditures were $0.9 million and $8.3 million for the six months ended September 30, 2011 and 2010, respectively. During the six months ended September 30, 2011, eight bookstore locations were acquired in three separate transactions (all of which were contract-managed locations). During the six months ended September 30, 2010, sixteen bookstore locations were acquired in thirteen separate transactions (ten of which were contract-managed locations). Our ability to make acquisition expenditures is subject to certain restrictions under the DIP Credit Agreement and we expect to have similar restrictions under financing obtained upon emergence from the Chapter 11 Proceedings.
During the six months ended September 30, 2011 and 2010, we capitalized $0.9 million and $0.7 million, respectively, in software development costs associated with new software products and enhancements to existing software products.
Operating Cash Flows
Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the DIP Revolving Facility and DIP Term Loan Facility. Usage of the DIP Revolving Facility to meet our liquidity needs will fluctuate throughout the fiscal year due to our distinct buying and selling periods, increasing substantially at the end of each college semester (May and December). Net cash flows used by operating activities for the six months ended September 30, 2011 were $48.0 million, up $96.5 million from a source of cash of $48.5 million for the six months ended September 30, 2010. The increase in cash used by operating activities is primarily due to an increase in cash paid for inventory and merchandise due to tightening of creditor terms, an increase in cash paid for professional fees related to our reorganization and lower operating results. These increases in cash used were partially offset by a decrease in cash paid for interest primarily due to ceasing to pay interest on the Senior Subordinated Notes and Senior Discount Notes as a result of the Chapter 11 Proceedings.
As of September 30, 2011, we had $120.2 million in cash available to help fund working capital requirements. At certain times of the year, we also invest in cash equivalents. Any investments in cash equivalents are subject to restrictions under the DIP Credit Agreement. The DIP Credit Agreement allows investments in (1) certain short-term securities issued by, or unconditionally guaranteed by, the federal government, (2) certain short-term deposits in banks that have combined capital and surplus of not less than $500 million, (3) certain short-term commercial paper of issuers rated at least A-1 by Standard & Poor’s or P-1 by Moody’s, (4) certain money market funds which invest exclusively in assets otherwise allowable by the DIP Credit Agreement and (5) certain other similar short-term investments. We expect to have similar restrictions under financing obtained upon emergence from the Chapter 11 Proceedings. Although we invest in compliance with our credit agreement and generally seek to minimize the risk associated with investments by investing in investment grade, highly liquid securities, we cannot give assurances that the cash equivalents that are in or will be selected to be in our investment portfolio will not lose value or become impaired in the future.

Covenant Restrictions
We have a substantial level of indebtedness. Our debt agreements impose significant financial restrictions, which could prevent us from incurring additional indebtedness and taking certain other actions and could result in all amounts outstanding being declared due and payable if we are not in compliance with such restrictions. Access to borrowings under the DIP Revolving Facility is subject to the calculation of a borrowing base, which is a function of eligible accounts receivable and inventory, up to the maximum borrowing limit (less outstanding letters of credit). The DIP Credit Agreement restricts our ability and the ability of certain of our subsidiaries to incur additional indebtedness, dispose of assets, make capital expenditures, investments, acquisitions, loans or advances and pay dividends, except that, among other things, NBC may pay dividends to us to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes we owe. The DIP Revolving Facility allows for revolving credit commitments up to $75.0 million (less outstanding letters of credit and subject to a borrowing base). The calculated borrowing base as of September 30, 2011 was $70.9 million, of which $4.1 million was outstanding under letters of credit and $66.8 million was unused
Under the DIP Credit Agreement, we are required to maintain a minimum liquidity and a minimum cumulative consolidated EBITDA, which requires liquidity and the Credit Facility EBITDA to be at least equal to certain amounts set forth in the DIP Credit Agreement. At September 30, 2011 our liquidity calculated under the DIP Credit Agreement was $187.0 million and Credit Facility EBITDA was $45.1 million.
As of September 30, 2011, we were in compliance with all of our debt covenants under the DIP Credit Agreement, however, due to the chapter 11 bankruptcy filing on June 27, 2011, substantially of our pre-petition debt is in default including $200.0 million principal amount due under the Pre-Petition Senior Secured Notes, $175.0 million principal amount under the Pre-Petition Senior Subordinated Notes and $77.0 million principal amount under the Pre-Petition Senior Discount Notes.
Our debt covenants use Credit Facility EBITDA in the minimum cumulative consolidated EBITDA calculation mentioned above. For a discussion of EBITDA, Adjusted EBITDA and Credit Facility EBITDA, see “Adjusted EBITDA Results” earlier in this Item 2 and for a presentation reconciling EBITDA and Adjusted EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, see “Quarter Ended September 30, 2011 Compared With Quarter Ended September 30, 2010” and “Six Months Ended September 30, 2011 Compared With Six Months Ended September 30, 2011” earlier in this Item 2.
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
Off-Balance Sheet Arrangements
As of September 30, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Accounting Standards Not Yet Adopted
In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles — Goodwill and Other (topic 350) — Testing Goodwill for Impairment” (“Update 2011-08”). Update 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. Update 2011-08 becomes effective for us in fiscal year 2013. Management has determined that the update will not have a material impact on the consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”). Update 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Update 2011-05 becomes effective for us in fiscal year 2013 and should be applied retrospectively. Early adoption is permitted. Management has determined that the update will not have a material impact on the consolidated financial statements.
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
•
increased competition from alternative sources of textbooks for students and alternative media, including the renting of textbooks from both online and local campus marketplace competitors, digital or other educational content sold directly to students and increased competition for the purchase and sale of used textbooks from student-to-student transactions;

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
We may invest in certain cash equivalents from time to time allowed by the DIP Credit Agreement. At September 30, 2011, we did not hold any investments in cash equivalents.
Due to the short-term nature of the DIP Term Loan Facility, the estimated fair value was considered to approximate the carrying value at September 30, 2011. The interest rate as of September 30, 2011 was 7.25%.
Certain quantitative market risk disclosures have changed since March 31, 2011 as a result of filing for bankruptcy under chapter 11 of the Bankruptcy Code, market fluctuations, movement in interest rates and principal payments. The fair value of our short-term debt approximates carrying value due to its short-term nature. We are unable to estimate the fair value of our long-term debt that is subject to compromise at September 30, 2011 due to the uncertainties associated with the Chapter 11 Proceedings. The table below presents summarized market risk information for our fixed rate long-term debt not subject to compromise.

	September 30,	March 31,
	2011	2011
Carrying Values:
DIP Term Loan Facility	$124,066,758	$—

Fixed rate debt — not subject to compromise	$200,072,670	$199,820,685
Fixed rate debt — subject to compromise	*	254,297,183

Fair Values:
DIP Term Loan Facility	$124,066,758	$—

Fixed rate debt — not subject to compromise	$176,181,856	$207,694,000
Fixed rate debt — subject to compromise	*	169,771,000

Overall Weighted-Average Interest Rates:
Fixed rate debt — not subject to compromise	10.00%	10.00%

*	We are unable to estimate the fair value of our long-term debt that is subject to compromise at September 30, 2011 due to the uncertainties associated with the Chapter 11 Proceedings.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our president, chief operating officer and interim chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, including ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes in our legal proceedings during the quarter ended September 30, 2011 as described in our Annual Report on Form 10-K Part I, Item 3, “Legal Proceedings” for the year ended March 31, 2011, as filed with the Securities and Exchange Commission on July 14, 2011.
On July 17, 2011 we filed a joint plan of reorganization and related disclosure statement with the court. On August 22, 2011 we filed with the Court a first amended disclosure statement, which contained a proposed first amended plan of reorganization (the “Amended Plan”). The Amended Plan calls for the issuance of (i) new senior secured notes, (ii) new senior unsecured notes, (iii) new common equity interests in us in an amount equal to 78% of the Company to the holders of the Pre-Petition Senior Subordinated Notes, and (iv) new common equity interests in us in an amount equal to 22% of the Company to the holders of the Pre-Petition Senior Discount Notes. The Amended Plan allows for the issuance of pro rata share of new warrants to holders of our existing equity securities to purchase up to three percent or five percent of new common equity interests in us exercisable at certain strike prices as outlined in the Amended Plan. We continue to have ongoing discussions and negotiations with the noteholders supporting our Amended Plan and other stakeholders. In addition, we are continuing to address objections received to the Amended Plan. Discussions with these parties will likely continue until a plan of reorganization is approved by the Bankruptcy Court. Such discussions and negotiations may lead to substantial revisions and amendments to the terms of the Amended Plan and resubmission of such plan to the Bankruptcy Court. The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation of a plan of reorganization. A hearing to consider the Amended Plan is currently scheduled for November 30, 2011.
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

ITEM 6. EXHIBITS

Exhibits

10.1	*	Executive Employment Agreement dated as of November 1, 2011, by and between Nebraska Book Company, Inc. and Alexi A. Wellman, Chief Financial Officer, filed herewith.

10.2
First Amendment and Written Consent to Restructuring and Support Agreement, dated as of November 1, 2011, by and among NBC Acquisition Corp., NBC Holdings Corp., Nebraska Book Company, Inc., Campus Authentic LLC, College Book Stores of America, Inc., NBC Textbooks LLC, Net Textstore LLC, Specialty Books, Inc., holders of Nebraska Book Company, Inc.’s 8.625% Senior Subordinated Notes due 2012 party thereto and the holders of NBC Acquisition Corp.’s 11.0% Senior Discount Notes due 2013 party thereto, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 8-K dated November 4, 2011, is incorporated herein by reference.

31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
First Amended Joint Plan of Reorganization of Nebraska Book Company, Inc., et al., Pursuant to Chapter 11 of the Bankruptcy Code, filed as Exhibit 99.1 to NBC Acquisition Corp. Form 8-K filed August 25, 2011, is incorporated herein by reference.

99.2
Disclosure Statement to the First Amended Joint Plan of Reorganization of Nebraska Book Company, Inc., et al., Pursuant to Chapter 11 of the Bankruptcy Code, filed as Exhibit 99.2 to NBC Acquisition Corp. Form 8-K filed August 25, 2011, is incorporated herein by reference.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*	- Management contracts or compensatory plans filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 18, 2011.

NBC ACQUISITION CORP.

/s/ Mark W. Oppegard
Mark W. Oppegard
Chief Executive Officer, Secretary and Director
(principal executive officer)

/s/ Amanda L. Towne
Amanda L. Towne
Chief Accounting Officer
(principal accounting officer)

EXHIBIT INDEX

10.1	*	Executive Employment Agreement dated as of November 1, 2011, by and between Nebraska Book Company, Inc. and Alexi A. Wellman, Chief Financial Officer, filed herewith.

10.2
First Amendment and Written Consent to Restructuring and Support Agreement, dated as of November 1, 2011, by and among NBC Acquisition Corp., NBC Holdings Corp., Nebraska Book Company, Inc., Campus Authentic LLC, College Book Stores of America, Inc., NBC Textbooks LLC, Net Textstore LLC, Specialty Books, Inc., holders of Nebraska Book Company, Inc.’s 8.625% Senior Subordinated Notes due 2012 party thereto and the holders of NBC Acquisition Corp.’s 11.0% Senior Discount Notes due 2013 party thereto, filed as Exhibit 10.1 to NBC Acquisition Corp. Form 8-K dated November 4, 2011, is incorporated herein by reference.

31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
First Amended Joint Plan of Reorganization of Nebraska Book Company, Inc., et al., Pursuant to Chapter 11 of the Bankruptcy Code, filed as Exhibit 99.1 to NBC Acquisition Corp. Form 8-K filed August 25, 2011, is incorporated herein by reference.

99.2
Disclosure Statement to the First Amended Joint Plan of Reorganization of Nebraska Book Company, Inc., et al., Pursuant to Chapter 11 of the Bankruptcy Code, filed as Exhibit 99.2 to NBC Acquisition Corp. Form 8-K filed August 25, 2011, is incorporated herein by reference.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*	- Management contracts or compensatory plans filed herewith.