Form 10-Q
period 2011-12-31
NBC ACQUISITION CORP
filed 2012-02-14
CIK 1056756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Total number of shares of common stock outstanding as of February 14, 2012: 554,094 shares

Total Number of Pages: 48

Exhibit Index: Page 48

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NBC ACQUISITION CORP.

(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2011	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash	$53,313,758	$56,447,380	$17,727,222
Receivables, net	67,788,011	54,966,305	74,824,680
Inventories	183,315,556	90,114,197	167,855,569
Recoverable income taxes	8,196,002	7,398,901	3,238,079
Deferred income taxes	7,334,819	5,172,819	7,311,559
Prepaid expenses and other assets	41,755,973	7,200,472	5,382,424

Total current assets	361,704,119	221,300,074	276,339,533
PROPERTY AND EQUIPMENT, net of depreciation & amortization	37,903,306	39,391,650	40,710,170
GOODWILL	7,599,064	129,436,730	218,356,730
CUSTOMER RELATIONSHIPS, net of amortization	69,855,160	74,161,300	75,596,680
TRADENAME	31,320,000	31,320,000	31,320,000
OTHER IDENTIFIABLE INTANGIBLES, net of amortization	6,306,952	5,973,049	5,784,128
DEBT ISSUE COSTS, net of amortization	628,758	4,211,013	5,671,849
OTHER ASSETS	2,486,454	2,513,165	4,011,313

	$517,803,813	$508,306,981	$657,790,403

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$58,859,798	$20,005,468	$70,043,168
Accrued employee compensation and benefits	6,903,476	8,609,377	7,091,449
Accrued interest	1,767,271	7,666,970	8,655,779
Accrued incentives	5,146,103	5,850,936	5,962,172
Accrued expenses	4,751,083	6,396,689	4,621,111
Deferred revenue	3,606,146	1,405,802	2,975,106
Current maturities of long-term debt	95,871	451,697,680	199,585,345
Current maturities of capital lease obligations	—	505,562	661,733
Revolving credit facility	—	—	15,500,000
DIP term loan facility	124,380,110	—	—

Total current liabilities	205,509,858	502,138,484	315,095,863
LONG-TERM DEBT, net of current maturities	73,147	123,005	252,138,755
CAPITAL LEASE OBLIGATIONS, net of current maturities	—	1,791,621	1,884,334
OTHER LONG-TERM LIABILITIES	20,000	1,567,913	1,601,801
DEFERRED INCOME TAXES	15,500,157	42,072,157	40,675,490
LIABILITIES SUBJECT TO COMPROMISE (Note 2)	470,126,743	—	—
COMMITMENTS (Note 6)
REDEEMABLE PREFERRED STOCK
Series A redeemable preferred stock, $.01 par value, 20,000 shares authorized, 10,000 shares issued and outstanding, at redemption value	14,076,596	13,601,368	13,109,753
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, voting, authorized 5,000,000 shares of $0.1 par value;	5,541	5,541	5,499
issued and outstanding 554,094 shares at December 31, 2011 and March 31, 2011 and 549,894 shares at December 31, 2010
Additional paid-in-capital	111,307,293	111,281,289	111,272,274
Note receivable from stockholder	(96,343)	(92,675)	(96,343)
Accumulated deficit	(298,719,179)	(164,181,722)	(77,897,023)

Total stockholders’ equity (deficit)	(187,502,688)	(52,987,567)	33,284,407

	$517,803,813	$508,306,981	$657,790,403

See notes to condensed consolidated financial statements (unaudited).

NBC ACQUISITION CORP.

(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
REVENUES, net of returns	$76,443,129	$69,229,390	$382,239,549	$414,420,701
COSTS OF SALES (exclusive of depreciation shown below)	47,108,682	41,674,309	234,074,742	253,903,858

Gross profit	29,334,447	27,555,081	148,164,807	160,516,843

OPERATING EXPENSES:
Selling, general and administrative	33,659,880	36,497,904	126,062,291	124,508,189
Depreciation	1,839,182	2,192,044	5,889,678	6,444,649
Amortization	2,013,980	2,152,060	6,036,938	6,556,949
Impairment	—	—	122,638,927	—

	37,513,042	40,842,008	260,627,834	137,509,787

INCOME (LOSS) FROM OPERATIONS	(8,178,595)	(13,286,927)	(112,463,027)	23,007,056

OTHER EXPENSES:
Interest expense	8,645,901	12,853,453	30,827,868	38,504,475
Interest income	—	(55,694)	(14,476)	(139,770)

	8,645,901	12,797,759	30,813,392	38,364,705

LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(16,824,496)	(26,084,686)	(143,276,419)	(15,357,649)

REORGANIZATION ITEMS	5,347,322	—	20,613,810	—

LOSS BEFORE INCOME TAXES	(22,171,818)	(26,084,686)	(163,890,229)	(15,357,649)
INCOME TAX BENEFIT	(3,480,000)	(9,792,000)	(29,828,000)	(2,841,000)

NET LOSS	$(18,691,818)	$(16,292,686)	$(134,062,229)	$(12,516,649)

See notes to condensed consolidated financial statements (unaudited).

NBC ACQUISITION CORP.

(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS (UNAUDITED)

	Common Stock		Additional	Note Receivable
	Shares Issued	Amount	Paid-in Capital	From Stockholder	Accumulated Deficit	Total
BALANCE, April 1, 2010	554,094	$5,541	$111,203,506	$(92,755)	$(64,076,509)	$47,039,783

Interest accrued on stockholder note	—	—	—	(3,588)	—	(3,588)

Share-based compensation attributable to stock options	—	—	68,768	—	—	68,768

Cumulative preferred dividend	—	—	—	—	(1,303,865)	(1,303,865)

Repurchase of common stock	(4,200)	(42)	—	—	—	(42)

Net and comprehensive loss	—	—	—	—	(12,516,649)	(12,516,649)

BALANCE, December 31, 2010	549,894	$5,499	$111,272,274	$(96,343)	$(77,897,023)	$33,284,407

BALANCE, April 1, 2011	554,094	$5,541	$111,281,289	$(92,675)	$(164,181,722)	$(52,987,567)

Interest accrued on stockholder note	—	—	—	(3,668)	—	(3,668)

Share-based compensation attributable to stock options	—	—	26,004	—	—	26,004

Cumulative preferred dividend					(475,228)	(475,228)

Net and comprehensive loss	—	—	—	—	(134,062,229)	(134,062,229)

BALANCE, December 31, 2011	554,094	$5,541	$111,307,293	$(96,343)	$(298,719,179)	$(187,502,688)

See notes to condensed consolidated financial statements (unaudited).

NBC ACQUISITION CORP.

(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(134,062,229)	$(12,516,649)
Adjustments to reconcile net loss to net cash flows from operating activities:
Share-based compensation	26,004	438,810
Provision for losses on receivables	661,549	1,317,433
Depreciation	5,889,678	6,444,649
Amortization	6,036,938	6,556,949
Impairment	122,638,927	—
Reorganization items	20,613,810	—
Amortization of debt issue costs and bond discount	4,575,233	4,726,563
Loss on disposal of assets	58,983	155,235
Deferred income taxes	(28,734,000)	(710,000)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(13,486,923)	(18,107,676)
Inventories	(92,220,127)	(66,299,510)
Recoverable income taxes	(797,101)	(802,792)
Prepaid expenses and other assets	(34,555,501)	(1,300,227)
Other assets	26,711	(1,210,911)
Accounts payable	41,885,920	43,780,593
Accrued employee compensation and benefits	(1,705,901)	(2,310,019)
Accrued interest	725,101	988,782
Accrued incentives	(704,833)	(351,761)
Accrued expenses	(1,645,606)	(4,430,540)
Deferred revenue	2,200,344	1,675,146
Other long-term liabilities	(231,066)	(823,674)

Net cash flows from operating activities before reorganization items	(102,804,089)	(42,779,599)
Operating cash flows for reorganization items	(8,289,977)	—

Net cash flows from operating activities	(111,094,066)	(42,779,599)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,214,777)	(4,965,710)
Acquisitions, net of cash acquired	(1,155,974)	(9,317,813)
Proceeds from sale of property and equipment	80,970	21,708
Software development costs	(1,624,047)	(916,314)

Net cash flows from investing activities	(7,913,828)	(15,178,129)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(42)
Proceeds from issuance of DIP term loan facility	123,750,000	—
Payment of financing costs	(7,417,729)	(66,660)
Principal payments on long-term debt	(14,535)	(40,250)
Principal payments on capital lease obligations	(443,464)	(680,723)
Borrowings under revolving credit facility	31,800,000	43,700,000
Payments under revolving credit facility	(31,800,000)	(28,200,000)

Net cash flows from financing activities	115,874,272	14,712,325

NET DECREASE IN CASH	(3,133,622)	(43,245,403)

CASH, Beginning of period	56,447,380	60,972,625

CASH, End of period	$53,313,758	$17,727,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid (refunded) during the period for:
Interest	$25,527,534	$32,789,130
Income taxes	(296,899)	(1,328,208)
Reorganization items	15,707,706	—
Non-cash investing and financing activities:
Unpaid consideration associated with bookstore acquisitions	743,145	—

See notes to condensed consolidated financial statements (unaudited).

NBC ACQUISITION CORP.

(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation—The condensed consolidated balance sheet of NBC Acquisition Corp. (the “Company”) and its 100% owned subsidiary, Nebraska Book Company, Inc. (“NBC”), at March 31, 2011 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company, the results of its operations and its cash flows for the periods presented. All intercompany balances and transactions are eliminated in consolidation. Because of the seasonal nature of the Company’s operations, results of operations of any single reporting period should not be considered as indicative of results for a full fiscal year.

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

Financial reporting applicable to companies in bankruptcy generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business, among other disclosures. Accordingly, revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business and that occurred subsequent to the Petition Date have been reported separately as “Reorganization items” in our condensed consolidated statement of operations. We have reflected the necessary changes in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

Substantially all of our pre-petition debt is in default and is classified as liabilities subject to compromise at December 31, 2011, including $200.0 million principal amount 10% senior secured notes (the “Pre-Petition Senior Secured Notes”), $175.0 million principal amount 8.625% senior subordinated notes (the “Pre-Petition Senior Subordinated Notes”) and $77.0 million principal amount 11% senior discount notes (the “Pre-Petition Senior Discount Notes”).

Revenue Recognition

Bookstore Division – The Bookstore Division’s revenues consist primarily of the sale or rental of new and used textbooks, as well as the sale of a variety of other merchandise including apparel, general books, sundries, and gift items. Such sales occur primarily “over the counter” or online with revenues being recognized at the point of sale or upon shipment. We implemented a rental program for new and used textbooks in fiscal 2010 and revenues associated with that program are recognized over the rental period. During the quarter ended December 31, 2011, we recognized $14.6 million of revenue that was deferred at September 30, 2011.

2.	Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code – We continue to operate our businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

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

The Amended Plan calls for the issuance of (i) new senior secured notes, (ii) new senior unsecured notes, (iii) new common equity interests in us in an amount equal to 78% of the Company to the holders of the Pre-Petition Senior Subordinated Notes, and (iv) new common equity interests in us in an amount equal to 22% of the Company to holders of the Pre-Petition Senior Discount Notes. The Amended Plan allows for the issuance of pro rata share of new warrants to holders of our existing equity securities to purchase up to three percent or five percent of new common equity interests in us exercisable at certain strike prices as outlined in the Amended Plan. The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation and consummation of a plan of reorganization.

On the Petition Date, we, our parent company NBC Holdings, Corp., and the subsidiaries of NBC entered into a Restructuring and Support Agreement, as amended, with (a) holders of more than 95% in principal amount of the Pre-Petition Senior Subordinated Notes and (b) holders of more than 75% in principal amount of the Pre-Petition Senior Discount Notes (the “Support Agreement”), pursuant to which the participating holders have agreed, among other things, to support the restructuring to be effected pursuant to the Chapter 11 Proceedings. We continue to have ongoing discussions and negotiations with the noteholders supporting our Amended Plan and other stakeholders. In addition, we are continuing to address objections received to the Amended Plan. Discussions with these parties will likely continue until a plan of reorganization is approved by the Bankruptcy Court. Such discussions and negotiations may lead to substantial revisions and amendments to the terms of the Amended Plan and resubmission of such plan to the Bankruptcy Court.

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

Chapter 11 Financing

We are currently funding post-petition operations with a $200.0 million Superpriority Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”), consisting of a $125.0 million debtor-in-possession term loan facility (the “DIP Term Loan Facility”) issued at a discount of $1.2 million and a $75.0 million debtor-in-possession revolving facility (the “DIP Revolving Facility”). For additional details related to the DIP Credit Agreement see Note 6.

Financial Statement Classification

Financial reporting applicable to companies in bankruptcy generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business, among other disclosures. Accordingly, revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business have been reported separately as “Reorganization items” in our condensed consolidated statement of operations. Reorganization items included in the condensed consolidated financial statements are as follows:

	Quarter Ended December 31, 2011	Nine Months Ended December 31, 2011
Reorganization Items:
Professional fees	$5,365,333	20,650,818
Interest income	(18,011)	(37,008)

	$5,347,322	$20,613,810

Professional fees included in Reorganization items for the quarter and nine months ended December 31, 2011 primarily relate to costs incurred after the Petition Date for advisor fees related to the Chapter 11 Proceedings. Costs incurred for advisor fees prior to the Petition Date were $4.7 million for the nine months ended December 31, 2011 and are included in selling, general and administrative expenses.

Pre-petition liabilities subject to compromise under a plan of reorganization have been reported separately from both pre-petition liabilities that are not subject to compromise and from liabilities arising subsequent to the Petition Date. Liabilities expected to be affected by a plan of reorganization are reported at amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities subject to compromise as of December 31, 2011 are set forth below and represent our estimate of pre-petition claims to be resolved in connection with the Chapter 11 Proceedings. Such claims remain subject to future adjustments, which may result from (i) negotiations; (ii) actions of the Court; (iii) disputed claims; (iv) rejection of executor contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events.

Liabilities subject to compromise include the following:

December 31, 2011
Accounts payable	$8,527,422
Accrued interest	6,624,800
Capital lease obligations	1,853,719
Long-term debt	452,000,000
Other long-term liabilities	1,120,802

$470,126,743

Substantially all of our pre-petition debt is in default and is classified as liabilities subject to compromise at December 31, 2011, including the Pre-Petition Senior Secured Notes, Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Discount Notes. Effective June 27, 2011, we ceased recording interest expense on the Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Discount Notes as such amounts of contractual interest are not being paid during the Chapter 11 Proceedings and have been determined not to be probable of being an allowed claim. Interest on the Pre-Petition Senior Secured Notes and DIP Term Loan Facility is being paid monthly during the Chapter 11 Proceedings. Interest expense on a contractual basis would have been $6.0 million higher, or $14.6 million, for the quarter ended December 31, 2011 and $12.2 million higher, or $43.1 million, for the nine months ended December 31, 2011 if we had continued to accrue interest on the Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Discount Notes.

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

3.	Inventories—Inventories are summarized as follows:

	December 31, 2011	March 31, 2011	December 31, 2010
Bookstore Division	$161,912,739	$62,076,174	$150,054,277
Textbook Division	18,980,409	26,211,651	15,448,373
Complementary Services Division	2,422,408	1,826,372	2,352,919

	$183,315,556	$90,114,197	$167,855,569

4.	Property, plant and equipment – Management reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For the quarter ended September 30, 2011 we identified indicators of impairment present within our Bookstore Division. Accordingly, we performed a recoverability test for property, plant and equipment associated with underperforming bookstores. The results of an undiscounted cash flow analysis indicated potential impairment. We compared carrying values of $1.1 million to estimated fair values of $0.6 million and recorded $0.5 million of property, plant and equipment impairment charges for leasehold improvements for September 30, 2011, which are included in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2011. Fair value was determined based primarily on appraisals.

5.	Goodwill and Other Identifiable Intangibles—During the nine months ended December 31, 2011, twelve bookstore locations were acquired in five separate transactions. The total purchase price, net of cash acquired, of such acquisitions was $1.4 million, of which $0.4 million was assigned to contract-managed relationships with a weighted-average amortization period of approximately four years. As of December 31, 2011, $0.7 million of the $1.4 million purchase price remained to be paid. Costs incurred to renew contract-managed relationships during the nine months ended December 31, 2011 were $0.3 million with a weighted-average amortization period of approximately three years before the next renewal of such contracts. As of December 31, 2011, $0.4 million of prior period acquisition costs remained to be paid and are included in liabilities subject to compromise. During the nine months ended December 31, 2011, we paid $0.2 million of previously accrued consideration for bookstore acquisitions and contract-managed relationships occurring in prior periods.

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

The changes in the carrying amount of goodwill, in total, by reportable segment and assigned to corporate administration, are as follows:

	Bookstore Division	Corporate Administration	Total
Balance, April 1, 2010	$53,481,251	$162,089,875	$215,571,126
Changes to goodwill:
Bookstore acquisitions	2,785,604	—	2,785,604

Balance, December 31, 2010	$56,266,855	$162,089,875	$218,356,730

Balance, April 1, 2011	$56,346,855	$73,089,875	$129,436,730
Changes to goodwill:
Impairment	(56,346,855)	(65,490,811)	(121,837,666)

Balance, December 31, 2011	$—	$7,599,064	$7,599,064

The following table presents the gross carrying amount and accumulated impairment charge of goodwill:

	Gross carrying amount	Accumulated impairment	Net carrying amount
Balance, April 1, 2010	$322,543,126	$(106,972,000)	$215,571,126
Additions	2,785,604	—	2,785,604

Balance, December 31, 2010	$325,328,730	$(106,972,000)	$218,356,730

Balance, April 1, 2011	$325,408,730	$(195,972,000)	$129,436,730
Impairment	—	(121,837,666)	(121,837,666)

Balance, December 31, 2011	$325,408,730	$(317,809,666)	$7,599,064

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

We revised our financial projections for future periods for the Bookstore Division primarily as a result of underperformance in our off-campus bookstores during the fall 2011 back-to-school period. Underperformance in our off-campus bookstores was primarily due to increasing competition from alternative sources of textbooks, including renting of textbooks from both online and local campus competitors. These revisions indicated a potential impairment of goodwill and, as such, the estimated fair value of our reporting units were assessed to determine if their carrying values exceeded their estimated fair values at September 30, 2011.

We determined in the first step of the goodwill impairment test conducted at September 30, 2011, that the carrying value of the Bookstore Division exceeded its estimated fair value, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test for the Bookstore Division reporting unit. As a result, we recorded an impairment charge of $121.8 million for the quarter ended September 30, 2011, which resulted in all goodwill assigned to the Bookstore Division being written off. The fair value of the Textbook Division exceeded its carrying value by approximately 15.0% at September 30, 2011. The impairment charge for the Bookstore Division reduced its goodwill carrying value to zero and reduced our total goodwill carrying value to $7.6 million, which relates entirely to the Textbook Division.

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

In the second step of the goodwill impairment test conducted at September 30, 2011, we estimated fair value for our property and equipment in the Bookstore Division based primarily on appraisals. We performed a recoverability test and an impairment test for the finite lived intangibles covenants not to compete and contract-managed relationships in the Bookstore Division and determined, based on the results of an undiscounted cash flow analysis, that impairment adjustments were necessary. We recorded impairment charges of $0.1 million and $0.2 million for impairment of covenants not to compete and contract-managed relationships, respectively, in the Bookstore Division for the quarter ended September 30, 2011, which are included in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2011. Carrying value was assumed to approximate fair value for all other assets and liabilities due to their short-term nature.

The following table presents the gross carrying amount and accumulated amortization of identifiable intangibles subject to amortization, in total and by asset class:

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer relationships	$114,830,000	$(44,974,840)	$—	$69,855,160
Developed technology	16,893,532	(13,243,738)	—	3,649,794
Covenants not to compete	1,283,300	(780,752)	(87,220)	415,328
Contract-managed relationships	4,934,633	(2,511,789)	(181,014)	2,241,830
Other	1,585,407	(1,585,407)	—	—

	$139,526,872	$(63,096,526)	$(268,234)	$76,162,112

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer relationships	$114,830,000	$(40,668,700)	$—	$74,161,300
Developed technology	15,342,410	(12,673,678)	—	2,668,732
Covenants not to compete	1,458,300	(739,880)	—	718,420
Contract-managed relationships	5,217,261	(2,631,364)	—	2,585,897
Other	1,585,407	(1,585,407)	—	—

	$138,433,378	$(58,299,029)	$—	$80,134,349

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer relationships	$114,830,000	$(39,233,320)	$—	$75,596,680
Developed technology	14,626,104	(12,496,117)	—	2,129,987
Covenants not to compete	1,977,300	(1,135,783)	—	841,517
Contract-managed relationships	5,292,261	(2,479,637)	—	2,812,624
Other	1,585,407	(1,585,407)	—	—

	$138,311,072	$(56,930,264)	$—	$81,380,808

Information regarding aggregate amortization expense for identifiable intangibles subject to amortization is presented in the following table:

Amortization Expense
Quarter ended December 31, 2011	$2,013,980
Quarter ended December 31, 2010	2,152,060
Nine months ended December 31, 2011	6,036,938
Nine months ended December 31, 2010	6,556,949

Estimated amortization expense for the fiscal years ending March 31:

2012	$7,885,255
2013	7,587,239
2014	7,130,607
2015	6,882,799
2016	6,544,836

Identifiable intangibles not subject to amortization consist solely of the tradename asset arising out of the March 4, 2004 Transaction which is recorded at $31,320,000 and relates to our Textbook and Complementary Services Divisions. The tradename was determined to have an indefinite life based on our current intentions. The impairment for intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The impairment evaluation for tradename is conducted at March 31 each year or, more frequently, if events or changes in circumstances, such as operating losses or a change in projections, indicate that an asset might be impaired. We completed our test at September 30, 2011 and March 31, 2011 and determined there was no impairment. The royalty rate and pre-tax discount rate used in this analysis for September 30, 2011 were 3.5% and 13.8%, respectively.

6.	Long-Term Debt –

Pre-Petition Debt

Due to the Chapter 11 Proceedings, as discussed in Note 2 “Voluntary Reorganization under Chapter 11 of the United States Bankruptcy Code”, substantially all of our pre-petition debt is in default and has been reclassified to “Liabilities subject to compromise” on the condensed consolidated balance sheet at December 31, 2011, including the $200.0 million Pre-Petition Senior Secured Notes, $175.0 million Pre-Petition Senior Subordinated Notes, $77.0 million Pre-Petition Senior Discount Notes and $1.8 million of other indebtedness. As of the Petition Date, we ceased accruing interest on the Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Discount Notes.

Current Capital Structure

As of December 31, 2011, we had $125.0 million of debtor-in-possession financing with unamortized discount of $0.6 million classified as short-term debt, $0.2 million of other long-term debt and pre-petition debt in liabilities subject to compromise totaled $453.8 million.

Subsequent to the Petition Date, we, NBC and our parent NBC Holdings, Inc. (“NBC Holdings”) entered into the DIP Credit Agreement which, among other things, provides up to $200.0 million of financing to us as debtors-in-possession under the Bankruptcy Code. Under the terms of the DIP Credit Agreement, we have a $125.0 million DIP Term Loan Facility, issued at a $1.2 million discount, and a $75.0 million DIP Revolving Facility (less outstanding letters of credit and subject to a borrowing base). The DIP Credit Agreement is guaranteed by us, NBC Holdings and each of the subsidiaries of NBC. Borrowings under the DIP Credit Agreement are to be used to finance working capital purposes, the payment of fees and expenses incurred in connection with entering into the DIP Credit Agreement, the Chapter 11 Proceedings and the contemplated transactions, and the repayment of loans outstanding under our prior asset-based lending credit agreement entered into prior to the Petition Date (the “Pre-Petition ABL Credit Agreement”). The calculated borrowing base of the DIP Revolving Facility as of December 31, 2011 was $75.0 million, of which $4.1 million was outstanding under letters of credit and $70.9 million was unused.

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

The DIP Term Loan Facility and DIP Revolving Facility bear interest at the Eurodollar rate or the base rate plus an applicable margin. The base interest rate is the greater of a) prime rate, b) federal funds rate plus 0.5%, or c) the one-month Eurodollar loan rate plus 1.0%. Effective December 28, 2011, the DIP Credit Agreement was amended to change the applicable margin with respect to term loans to 6.5% in the case of base rate loans and to 7.5% in the case of Eurodollar loans. In addition, the applicable margin with respect to revolving credit loans was amended to 4.0% in the case of base rate loans and to 5.0% in the case of Eurodollar loans. In the case of the term loans only, the base rate shall not be less than 2.25% and the Eurodollar rate shall not be less than 1.25%. Upon the occurrence and during the continuation of an event of default, (i) all outstanding loans and reimbursement obligations (whether or not overdue) bear interest at the applicable rate plus 2.0%, (ii) the letter of credit commission payable pursuant to the DIP Credit Agreement will be increased by 2.0% and (iii) if all or a portion of any interest payable or any commitment fee or other amount payable is not paid when due, it will bear interest at the rate applicable to base rate loans plus 2.0%. The fee we pay on the amount committed to the revolving facility was also amended to 0.75%. The modifications to the DIP Credit Agreement resulted in the payment of $1.1 million in costs associated with such modifications, which were expensed as reorganization costs.

The DIP Credit Agreement contains, among other things, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include the requirement to provide certain financial reports and other information, use the proceeds of certain sales or other dispositions of collateral to prepay outstanding loans, and maintain certain financial covenants (including a minimum liquidity and cumulative consolidated EBITDA test). As a result of not meeting the November 2011 cumulative consolidated EBITDA test, the DIP Credit Agreement was amended, effective December 28, 2011, to waive the November 30, 2011 cumulative consolidated EBITDA test, to increase the minimum liquidity and to change the cumulative consolidated EBITDA test going forward. In addition, the covenants of the DIP Credit Agreement include certain restrictions on the incurrence of indebtedness, guarantees, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, dividends and other repayments in respect of capital stock, capital expenditures, transactions with affiliates, hedging and other derivatives arrangements, negative pledge clauses, payment of expenses and disbursements other than those reflected in an agreed upon budget, and subsidiary distributions, subject to certain exceptions.

With respect to covenant compliance calculations, EBITDA, as defined in the DIP Credit Agreement (hereinafter, referred to as “Credit Facility EBITDA”), includes additional adjustments to EBITDA. Credit Facility EBITDA is defined in the DIP Credit Agreement as: (1) consolidated net income, as defined therein, which allows for an adjustment to recognize rentals consistent with prior practice and does not include any effect for any deferral of revenue of rental income; plus (2) the following items, to the extent deducted from consolidated net income: (a) income tax expense; (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness; (c) depreciation and amortization expense; (d) amortization of intangibles and organization costs; (e) any non-cash extraordinary, unusual or non-recurring expenses or losses; (f) any other non-cash charges; (g) any costs, fees, expenses or disbursements of attorneys, consultants or advisors incurred in connection with the events leading up to and the ongoing administration of the Chapter 11 Proceedings, a plan of reorganization and any other restructuring and any upfront, arrangement or other fees paid in connection with the DIP Credit Agreement; and (h) charges, premiums and expenses associated with the discharge of pre-petition debt, minus (3) the following items, to the extent included in the statement of net income for such period; (i) interest income; (ii) any extraordinary, unusual or non-recurring income or gains; and (iii) any other non-cash income. Credit Facility EBITDA is utilized when calculating the minimum cumulative consolidated EBITDA under the DIP Credit Agreement, which beginning July 1, 2011, requires Credit Facility EBITDA to be at least equal to certain amounts set forth in the DIP Credit Agreement. At December 31, 2011 our liquidity (the sum of cash and cash equivalents plus Revolving Credit Availability, as defined in the DIP Credit Agreement) calculated under the DIP Credit Agreement was $124.2 million and Credit Facility EBITDA was $33.8 million.

Interest on the Pre-Petition Senior Secured Notes and DIP Term Loan Facility is being paid monthly during the Chapter 11 Proceedings.

At December 31, 2011, we were in compliance with all of our debt covenants under the DIP Credit Agreement.

7.	Redeemable Preferred Stock –For discussion of our proposed plan of reorganization and the impact on our equity, see Note 2 “Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code”.

At December 31, 2011, we had 10,000 shares of Series A Redeemable Preferred Stock (“Preferred Stock”). Each share of the Preferred Stock had a par value of $1,000 and accrued dividends annually at 15.0% of the liquidation preference, which was equal to $1,000 per share, as adjusted. The Preferred Stock was redeemable at the option of the holders of a majority of the Preferred Stock, on the occurrence of a change of control, as defined in our First Amended and Restated Certificate of Incorporation, at a redemption price per share equal to the liquidation preference plus accrued and unpaid dividends; provided that any redemption was subject to the restrictions limiting or prohibiting any redemptions contained in the Pre-Petition ABL Credit Agreement. Effective June 27, 2011, we ceased accruing dividends on the Preferred Stock as such amounts were determined not to be probable of being an allowed claim. As of December 31, 2011, unpaid accumulated dividends were $4.1 million and are included in the redemption value of the Preferred Stock. Accumulated dividends on a contractual basis would have been $5.1 million as of December 31, 2011 if we continued to accrue dividends on the Preferred Stock.

Due to the nature of the redemption feature, we classified the Preferred Stock as temporary equity and measured the Preferred Stock at redemption value. As of December 31, 2011, there have been no changes in circumstance that would require the redemption of the Preferred Stock or permit the payment of cumulative preferred dividends.

8.	Income taxes – The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the Federal income tax rate to income before income taxes:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Statutory rate	34.0	34.0	34.0	34.0
Goodwill impairment	(12.8)	—	(14.2)	—
State income tax effect	1.2	3.3	1.3	(10.6)
Meals and entertainment	(0.3)	0.1	(0.1)	(3.1)
Bankruptcy costs	(6.4)	—	(2.7)	—
Michigan tax change, net of federal benefit	0.0	—	(0.1)	—
Other	(0.1)	0.1	—	(1.8)

	15.6%	37.5%	18.2%	18.5%

For the quarter and nine months ended December 31, 2011, our effective tax rate would have been 28.4% and 32.4%, excluding the impact of the portion of the goodwill impairment charge that is attributed to non-deductible tax goodwill and as such treated as a permanent difference for income tax purposes. The effective tax rate for the nine months ended December 31, 2010 differs from the statutory federal tax rate primarily due to certain states taxing on a gross receipts methodology, increased interest expense which is not deductible in some states for state taxes, and the relatively low pre-tax income.

As of December 31, 2011 we have not provided for any effects of the bankruptcy reorganization efforts in our analysis of the realization of deferred tax assets. Any impacts on deferred tax assets as a result of our reorganization will be reflected in the consolidated financial statements at the time of emergence from bankruptcy.

9.	Fair Value Measurements – The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) ASC defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard excludes lease classification or measurement (except in certain instances).

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

The three levels are defined as follows: Level 1- inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets; Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Our short-term and long-term debt is not measured at estimated fair value on a recurring basis in the statement of financial position so it does not fall under the three-level hierarchal disclosure requirements. The fair value of our short-term debt approximates carrying value due to its short-term nature. We are unable to estimate the fair value of our long-term debt that is subject to compromise at December 31, 2011 due to the uncertainties associated with the Chapter 11 Proceedings. Other fixed rate debt estimated fair values are determined utilizing the “income approach”, calculating a present value of future payments based upon prevailing interest rates for similar obligations.

Estimated fair values for our short-term variable rate debt (the DIP Term Loan Facility) and fixed rate long-term debt not subject to compromise at December 31, 2011, March 31, 2011 and December 31, 2010 are summarized in the following table:

	December 31, 2011	March 31, 2011	December 31, 2010

Carrying Values:
Revolving credit facility	$—	$—	$15,500,000

DIP term loan facility	124,380,110	—	—

Fixed rate debt – not subject to compromise	169,018	183,553	197,704
Fixed rate debt – subject to compromise	453,853,719	453,934,315	454,072,463

Fair Values:
Revolving credit facility	$—	$—	$15,500,000

DIP term loan facility	124,380,110	—	—

Fixed rate debt – not subject to compromise	181,900	195,000	211,000
Fixed rate debt – subject to compromise	*	377,270,000	407,189,000

*	We are unable to estimate the fair value of our long-term debt that is subject to compromise at December 31, 2011 due to the uncertainties associated with the Chapter 11 Proceedings.

10.	Segment Information—Our operating segments are determined based on the way that management organizes the segments for making operating decisions and assessing performance. Management has organized our operating segments based upon differences in products and services provided. We have three operating segments: Bookstore Division, Textbook Division, and Complementary Services Division. The Bookstore and Textbook Divisions qualify as reportable operating segments, while separate disclosure of the Complementary Services Division is provided as management believes that information about this operating segment is useful to the readers of our condensed consolidated financial statements. The Bookstore Division segment encompasses the operating activities of our college bookstores located on or adjacent to college campuses. The Textbook Division segment consists primarily of selling used textbooks to college bookstores, buying them back from students or college bookstores at the end of each college semester and then reselling them to college bookstores. The Complementary Services Division segment includes book-related services such as distance education materials, computer hardware and software systems, e-commerce technology, consulting services and a centralized buying service. Operating segments with similar economic characteristics have been aggregated into single operating segments.

We primarily account for intersegment sales as if the sales were to third parties (at current market prices). Certain assets, impairment, net interest expense, reorganization items and taxes (excluding interest and taxes incurred by NBC’s 100% owned subsidiaries, NBC Textbooks LLC, Net Textstore LLC, College Book Stores of America, Inc. (“CBA”), Campus Authentic LLC, and Specialty Books, Inc.) are not allocated between our segments; instead, such balances are accounted for in a corporate administrative division.

EBITDA and earnings before interest, taxes, depreciation, amortization, impairment, and reorganization items (“Adjusted EBITDA”) are important measures of segment profit or loss utilized by the Chief Executive Officer and the President (chief operating decision makers) in making decisions about resources to be allocated to operating segments and assessing operating segment performance.

The following table provides selected information about profit or loss on a segment basis:

			Complementary
	Bookstore	Textbook	Services
	Division	Division	Division	Total
Quarter ended December 31, 2011:
External customer revenues	$48,411,433	$22,574,785	$5,456,911	$76,443,129
Intersegment revenues	78,225	9,123,663	1,626,115	10,828,003
Depreciation and amortization expense	1,707,839	1,532,530	369,525	3,609,894
Earnings before interest, taxes,depreciation, and amortization (EBITDA)	(5,867,008)	5,545,332	1,548,486	1,226,810

Quarter ended December 31, 2010:
External customer revenues	$40,268,360	$22,894,766	$6,066,264	$69,229,390
Intersegment revenues	105,418	9,123,396	2,522,714	11,751,528
Depreciation and amortization expense	2,300,835	1,531,120	269,516	4,101,471
Earnings before interest, taxes, depreciation and amortization (EBITDA)	(8,368,722)	5,818,599	625,382	(1,924,741)

Nine months ended December 31, 2011:
External customer revenues	$280,476,069	$84,160,422	$17,603,058	$382,239,549
Intersegment revenues	128,676	28,964,474	5,064,522	34,157,672
Depreciation and amortization expense	5,582,076	4,583,449	1,030,053	11,195,578
Earnings before interest, taxes, depreciation, amortization, and impairment (Adjusted EBITDA)	7,211,136	29,325,258	2,821,265	39,357,659

Nine months ended December 31, 2010:
External customer revenues	$308,409,724	$85,183,518	$20,827,459	$414,420,701
Intersegment revenues	195,082	28,238,466	6,735,689	35,169,237
Depreciation and amortization expense	6,756,327	4,572,576	749,369	12,078,272
Earnings before interest, taxes,depreciation and amortization (EBITDA)	18,153,253	30,180,524	2,394,576	50,728,353

The following table reconciles segment information presented above with consolidated information as presented in our condensed consolidated financial statements:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Revenues:
Total for reportable segments	$87,271,132	$80,980,918	$416,397,221	$449,589,938
Elimination of intersegment revenues	(10,828,003)	(11,751,528)	(34,157,672)	(35,169,237)

Consolidated total	$76,443,129	$69,229,390	$382,239,549	$414,420,701

Depreciation and Amortization Expense:
Total for reportable segments	$3,609,894	$4,101,471	$11,195,578	$12,078,272
Corporate Administration	243,268	242,633	731,038	923,326

Consolidated total	$3,853,162	$4,344,104	$11,926,616	$13,001,598

Income Before Income Taxes:
Total Adjusted EBITDA for reportable segments	$1,226,810	$(1,924,741)	$39,357,659	$50,728,353
Corporate Administration Adjusted EBITDA loss (including interdivision profit elimination)	(5,552,243)	(7,018,082)	(17,255,143)	(14,719,699)

	(4,325,433)	(8,942,823)	22,102,516	36,008,654
Depreciation and amortization	(3,853,162)	(4,344,104)	(11,926,616)	(13,001,598)
Impairment	—	—	(122,638,927)	—

Consolidated income (loss) from operations	(8,178,595)	(13,286,927)	(112,463,027)	23,007,056
Interest and other expenses, net	(8,645,901)	(12,797,759)	(30,813,392)	(38,364,705)
Reorganization items, net loss	(5,347,322)	—	(20,613,810)	—

Consolidated loss before income taxes	$(22,171,818)	$(26,084,686)	$(163,890,229)	$(15,357,649)

Our revenues are attributed to countries based on the location of the customer. Substantially all revenues generated are attributable to customers located within the United States.

11.	Accounting Pronouncements Not Yet Adopted – In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles – Goodwill and Other (topic 350) – Testing Goodwill for Impairment” (“Update 2011-08”). Update 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. Update 2011-08 becomes effective for us in fiscal year 2013. Management has determined that the update will not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (“Update 2011-05”). Update 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Update 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update 2011-12 (“Update 2011-12”) which defers certain requirements within Update 2011-05. These amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. Update 2011-05 becomes effective for us in fiscal year 2013 and should be applied retrospectively. Early adoption is permitted. Management has determined that the update will not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurements (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“Update 2011-04”). Update 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. Update 2011-04 also expands the disclosure for fair value measurements that are estimated using significant unobservable (level 3) inputs. This new guidance is to be applied prospectively. We expect to apply this standard on a prospective basis beginning January 1, 2012. Management has determined that the update will not have a material impact on the consolidated financial statements.

12.	Subsequent Events – On January 17, 2012, we received Court authorization to reject certain leases and ancillary contracts effective February 29, 2012, including leases for the following off-campus bookstores: GotUsed Bookstore in Pittsburgh, Pennsylvania; The College Store in Akron, Ohio; Spirit Shop in Lubbock, Texas; Traditions Bookstore – Woodstone in College Station, Texas; Chattanooga Books in Chattanooga, Tennessee; Madison Textbooks in Madison, Wisconsin; and Florida Book Store Volume III in Gainesville, Florida. Estimated costs associated with these rejected leases approximate $0.4 million. In addition to rejecting these leases, we will continue to evaluate the performance of approximately forty additional off-campus bookstore locations through April 30, 2012, at which time we will either assume or reject those off-campus leases.

The note receivable from stockholder reflected as a component of stockholders’ equity pertains to the remaining balance of a note obtained from an NBC executive officer in conjunction with the issuance of shares of our common stock in January, 1999. The note, which was due to mature January of 2013, has been paid in full subsequent to the quarter ended December 31, 2011.

13.	Condensed Consolidating Financial Information—Effective January 26, 2009, we established Campus Authentic LLC, a 100% owned subsidiary of NBC which was separately incorporated under the laws of the State of Delaware. On April 24, 2007, we established Net Textstore LLC as a 100% owned subsidiary of NBC separately incorporated under the laws of the State of Delaware. On May 1, 2006, we acquired all of the outstanding stock of CBA, an entity separately incorporated under the laws of the State of Illinois and now accounted for as one of NBC’s 100% owned subsidiaries. Effective January 1, 2005, our textbook division was separately formed under the laws of the State of Delaware as NBC Textbooks LLC, one of NBC’s 100% owned subsidiaries. Effective July 1, 2002, our distance education business was separately incorporated under the laws of the State of Delaware as Specialty Books, Inc., one of NBC’s 100% owned subsidiaries. In connection with their incorporation, Campus Authentic LLC, Net Textstore LLC, CBA, NBC Textbooks LLC and Specialty Books, Inc. have unconditionally guaranteed, on a joint and several basis, full and prompt payment and performance of NBC’s obligations, liabilities, and indebtedness arising under, out of, or in connection with the Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Secured Notes. However, we are not a guarantor of NBC’s obligations, liabilities or indebtedness arising out of, or in connection, with such notes. As of December 31, 2011, we, NBC and NBC’s 100% owned subsidiaries were also a party to the Secured Superpriority Debtor-in-Possession Credit Agreement. Condensed consolidating balance sheets, statements of operations, and statements of cash flows are presented on the following pages which reflect financial information for the parent company (NBC Acquisition Corp), NBC and the subsidiary guarantors (Campus Authentic LLC, Net Textstore LLC, CBA, NBC Textbooks LLC and Specialty Books, Inc.), consolidating eliminations, and consolidated totals.

NBC ACQUISITION CORP. AND SUBSIDIARY

(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

	NBC Acquisition Corp.	Nebraska Book Company, Inc.	Subsidiary Guarantors	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash	$—	$44,145,900	$9,167,858	$—	$53,313,758
Intercompany receivables	26,207,749	48,597,663	67,499,265	(142,304,677)	—
Receivables, net	42	19,204,674	48,583,295	—	67,788,011
Inventories	—	104,874,958	78,440,598	—	183,315,556
Recoverable income taxes	—	8,196,002	—	—	8,196,002
Deferred income taxes	(45,585)	1,928,404	5,452,000	—	7,334,819
Prepaid expenses and other assets	—	28,217,200	13,538,773	—	41,755,973

Total current assets	26,162,206	255,164,801	222,681,789	(142,304,677)	361,704,119
PROPERTY AND EQUIPMENT, net	—	32,755,908	5,147,398	—	37,903,306
GOODWILL	—	7,599,064	—	—	7,599,064
CUSTOMER RELATIONSHIPS, net	—	3,772,494	66,082,666	—	69,855,160
TRADENAME	—	31,320,000	—	—	31,320,000
OTHER IDENTIFIABLE INTANGIBLES, net	—	4,185,830	2,121,122	—	6,306,952
INVESTMENT IN SUBSIDIARIES	(130,937,555)	193,759,733	—	(62,822,178)	—
OTHER ASSETS	446,950	2,372,395	295,867	—	3,115,212

	$(104,328,399)	$530,930,225	$296,328,842	$(205,126,855)	$517,803,813

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$40,695,386	$18,164,412	$—	$58,859,798
Intercompany payables	—	67,499,265	48,597,663	(116,096,928)	—
Accrued employee compensation and benefits	—	4,830,333	2,073,143	—	6,903,476
Accrued interest	—	1,767,271	—	—	1,767,271
Accrued incentives	—	13,939	5,132,164	—	5,146,103
Accrued expenses	—	3,675,829	1,075,254	—	4,751,083
Income taxes payable	—	(672,176)	672,176	—	—
Deferred revenue	—	3,385,047	221,099	—	3,606,146
Current maturities of long-term debt	—	95,871	—	—	95,871
DIP term loan facility	—	124,380,110	—	—	124,380,110

Total current liabilities	—	245,670,875	75,935,911	(116,096,928)	205,509,858
LONG-TERM DEBT, net of current maturities	—	73,147	—	—	73,147
OTHER LONG-TERM LIABILITIES	—	20,000	—	—	20,000
DEFERRED INCOME TAXES	(10,292,472)	1,528,629	24,264,000	—	15,500,157
LIABILITIES SUBJECT TO COMPROMISE	79,390,165	414,575,129	2,369,198	(26,207,749)	470,126,743
COMMITMENTS
REDEEMABLE PREFERRED STOCK	14,076,596	—	—	—	14,076,596
STOCKHOLDERS’ EQUITY (DEFICIT)	(187,502,688)	(130,937,555)	193,759,733	(62,822,178)	(187,502,688)

	$(104,328,399)	$530,930,225	$296,328,842	$(205,126,855)	$517,803,813

NBC ACQUISITION CORP. AND SUBSIDIARY

(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2011

	NBC Acquisition Corp.	Nebraska Book Company, Inc.	Subsidiary Guarantors	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash	$—	$49,526,530	$6,920,850	$—	$56,447,380
Intercompany receivables	26,103,749	15,756,276	75,596,987	(117,457,012)	—
Receivables, net	42	31,909,645	23,056,618	—	54,996,305
Inventories	—	47,874,164	42,240,033	—	90,114,197
Recoverable income taxes	—	7,398,901	—	—	7,398,901
Deferred income taxes	(45,585)	715,404	4,503,000	—	5,172,819
Prepaid expenses and other assets	—	4,338,486	2,861,986	—	7,200,472

Total current assets	26,058,206	157,519,406	155,179,474	(117,457,012)	221,300,074
PROPERTY AND EQUIPMENT, net	—	33,971,546	5,420,104	—	39,391,650
GOODWILL	—	113,765,621	15,671,109	—	129,436,730
CUSTOMER RELATIONSHIPS, net	—	4,005,045	70,156,255	—	74,161,300
TRADENAME	—	31,320,000	—	—	31,320,000
OTHER IDENTIFIABLE INTANGIBLES, net	—	3,533,284	2,439,765	—	5,973,049
INVESTMENT IN SUBSIDIARIES	1,123,613	188,466,295	—	(189,589,908)	—
OTHER ASSETS	510,798	5,885,251	328,129	—	6,724,178

	$27,692,617	$538,466,448	$249,194,836	$(307,046,920)	$508,306,981

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$17,456,720	$2,548,748	$—	$20,005,468
Intercompany payables	—	75,596,987	15,756,276	(91,353,263)	—
Accrued employee compensation and benefits	—	6,097,248	2,512,129	—	8,609,377
Accrued interest	371,288	7,295,682	—	—	7,666,970
Accrued incentives	—	16,896	5,834,040	—	5,850,936
Accrued expenses	—	5,154,291	1,242,398	—	6,396,689
Income taxes payable	—	(3,469,950)	3,469,950	—	—
Deferred revenue	—	1,405,802	—	—	1,405,802
Current maturities of long-term debt	77,000,000	374,697,680	—	—	451,697,680
Current maturities of capital lease obligations	—	505,562	—	—	505,562

Total current liabilities	77,371,288	484,756,918	31,363,541	(91,353,263)	502,138,484
LONG-TERM DEBT, net of current maturities	—	123,005	—	—	123,005
CAPITAL LEASE OBLIGATIONS, net of current maturities	—	1,791,621	—	—	1,791,621
OTHER LONG-TERM LIABILITIES	—	1,367,913	200,000	—	1,567,913
DEFERRED INCOME TAXES	(10,292,472)	23,199,629	29,165,000	—	42,072,157
DUE TO PARENT	—	26,103,749	—	(26,103,749)	—
COMMITMENTS
REDEEMABLE PREFERRED STOCK	13,601,368	—	—	—	13,601,368
STOCKHOLDERS’ EQUITY (DEFICIT)	(52,987,567)	1,123,613	188,466,295	(189,589,908)	(52,987,567)

	$27,692,617	$538,466,448	$249,194,836	$(307,046,920)	$508,306,981

NBC ACQUISITION CORP. AND SUBSIDIARY

(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

	NBC Acquisition Corp.	Nebraska Book Company, Inc.	Subsidiary Guarantors	Eliminations	Consolidated Totals
ASSETS
CURRENT ASSETS:
Cash	$—	$8,842,112	$8,885,110	$—	$17,727,222
Intercompany receivables	22,029,711	26,829,171	44,173,384	(93,032,266)	—
Receivables, net	—	21,756,408	53,068,272	—	74,824,680
Inventories	—	105,575,463	62,280,106	—	167,855,569
Recoverable income taxes	—	3,238,079	—	—	3,238,079
Deferred income taxes	—	2,312,559	4,999,000	—	7,311,559
Prepaid expenses and other assets	—	2,309,750	3,072,674	—	5,382,424

Total current assets	22,029,711	170,863,542	176,478,546	(93,032,266)	276,339,533
PROPERTY AND EQUIPMENT, net	—	34,966,861	5,743,309	—	40,710,170

GOODWILL	—	202,685,622	15,671,108	—	218,356,730

CUSTOMER RELATIONSHIPS, net	—	4,082,562	71,514,118	—	75,596,680

TRADENAME	—	31,320,000	—	—	31,320,000

OTHER IDENTIFIABLE INTANGIBLES, net	—	3,319,252	2,464,876	—	5,784,128

INVESTMENT IN SUBSIDIARIES	93,242,069	183,999,791	—	(277,241,860)	—

OTHER ASSETS	574,646	8,089,951	1,018,565	—	9,683,162

	$115,846,426	$639,327,581	$272,890,522	$(370,274,126)	$657,790,403

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$48,762,620	$21,280,548	$—	$70,043,168
Intercompany payables	—	44,173,384	26,829,171	(71,002,555)	—
Accrued employee compensation and benefits	—	5,005,107	2,086,342	—	7,091,449
Accrued interest	2,517,795	6,137,984	—	—	8,655,779
Accrued incentives	—	11,374	5,950,798	—	5,962,172
Accrued expenses	—	3,671,866	949,245	—	4,621,111
Income taxes payable	—	(4,010,750)	4,010,750	—	—
Deferred revenue	—	2,972,228	2,878	—	2,975,106
Current maturities of long-term debt	—	199,585,345	—	—	199,585,345
Current maturities of capital lease obligations	—	661,733	—	—	661,733
Revolving credit facility	—	15,500,000	—	—	15,500,000

Total current liabilities	2,517,795	322,470,891	61,109,732	(71,002,555)	315,095,863
LONG-TERM DEBT, net of current maturities	77,000,000	175,138,755	—	—	252,138,755
CAPITAL LEASE OBLIGATIONS, net of current maturities	—	1,884,334	—	—	1,884,334
OTHER LONG-TERM LIABILITIES	—	1,401,801	200,000	—	1,601,801

DEFERRED INCOME TAXES	(10,065,529)	23,160,020	27,580,999	—	40,675,490

DUE TO PARENT	—	22,029,711	—	(22,029,711)	—

COMMITMENTS

REDEEMABLE PREFERRED STOCK	13,109,753	—	—	—	13,109,753

STOCKHOLDERS’ EQUITY	33,284,407	93,242,069	183,999,791	(277,241,860)	33,284,407

	$115,846,426	$639,327,581	$272,890,522	$(370,274,126)	$657,790,403

NBC ACQUISITION CORP. AND SUBSIDIARY

(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED DECEMBER 31, 2011

	NBC Acquisition Corp.	Nebraska Book Company, Inc.	Subsidiary Guarantors	Eliminations	Consolidated Totals
REVENUES, net of returns	$—	$41,018,842	$44,785,601	$(9,361,314)	$76,443,129
COST OF SALES (exclusive of depreciation shown below)	—	27,747,666	29,002,699	(9,641,683)	47,108,682

Gross profit	—	13,271,176	15,782,902	280,369	29,334,447

OPERATING EXPENSES (INCOME):

Selling, general and administrative	—	23,932,629	9,446,882	280,369	33,659,880

Depreciation	—	1,389,307	449,875	—	1,839,182

Amortization	—	437,891	1,576,089	—	2,013,980

Intercompany administrative fee	—	(2,090,650)	2,090,650	—	—

Equity in earnings of subsidiaries	18,745,818	(1,415,928)	—	(17,329,890)	—

	18,745,818	22,253,249	13,563,496	(17,049,521)	37,513,042

INCOME (LOSS) FROM OPERATIONS	(18,745,818)	(8,982,073)	2,219,406	17,329,890	(8,178,595)

OTHER EXPENSES (INCOME):

Interest expense	—	8,645,740	161	—	8,645,901
Interest income	—	4,683	(4,683)	—	—

	—	8,650,423	(4,522)	—	8,645,901

INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(18,745,818)	(17,632,496)	2,223,928	17,329,890	(16,824,496)
REORGANIZATION ITEMS*	—	5,347,322	—	—	5,347,322

INCOME (LOSS) BEFORE INCOME TAXES	(18,745,818)	(22,979,818)	2,223,928	17,329,890	(22,171,818)
INCOME TAX EXPENSE (BENEFIT)	(54,000)	(4,234,000)	808,000	—	(3,480,000)

NET INCOME (LOSS)	$(18,691,818)	$(18,745,818)	$1,415,928	$17,329,890	$(18,691,818)

NBC ACQUISITION CORP. AND SUBSIDIARY

(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED DECEMBER 31, 2010

	NBC Acquisition Corp.	Nebraska Book Company, Inc.	Subsidiary Guarantors	Eliminations	Consolidated Totals
REVENUES, net of returns	$—	$34,423,021	$44,200,395	$(9,394,026)	$69,229,390
COST OF SALES (exclusive of depreciation shown below)	—	22,482,053	28,893,767	(9,701,511)	41,674,309

Gross profit	—	11,940,968	15,306,628	307,485	27,555,081

OPERATING EXPENSES (INCOME):

Selling, general and administrative	—	25,358,569	10,831,850	307,485	36,497,904

Depreciation	—	1,699,697	492,347	—	2,192,044

Amortization	—	504,125	1,647,935	—	2,152,060

Intercompany administrative fee	—	(2,171,391)	2,171,391	—	—

Equity in earnings of subsidiaries	13,627,934	1,082,802	—	(14,710,736)	—

	13,627,934	26,473,802	15,143,523	(14,403,251)	40,842,008

INCOME (LOSS) FROM OPERATIONS	(13,627,934)	(14,532,834)	163,105	14,710,736	(13,286,927)

OTHER EXPENSES (INCOME):

Interest expense	2,198,752	10,654,670	31	—	12,853,453
Interest income	—	(20,570)	(35,124)	—	(55,694)

	2,198,752	10,634,100	(35,093)	14,710,736	12,797,759

INCOME (LOSS) BEFORE INCOME TAXES	(15,826,686)	(25,166,934)	198,198	14,710,736	(26,084,686)

INCOME TAX EXPENSE (BENEFIT)	466,000	(11,539,000)	1,281,000	—	(9,792,000)

NET LOSS	$(16,292,686)	$(13,627,934)	$(1,082,802)	$14,710,736	$(16,292,686)

NBC ACQUISITION CORP. AND SUBSIDIARY

(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011

	NBC Acquisition Corp.	Nebraska Book Company, Inc.	Subsidiary Guarantors	Eliminations	Consolidated Totals
REVENUES, net of returns	$—	$207,528,149	$204,262,139	$(29,550,739)	$382,239,549
COST OF SALES (exclusive of depreciation shown below)	—	134,155,448	130,431,281	(30,511,987)	234,074,742

Gross profit	—	73,372,701	73,830,858	961,248	148,164,807

OPERATING EXPENSES (INCOME):
Selling, general and administrative	—	88,240,925	36,860,118	961,248	126,062,291
Depreciation	—	4,476,525	1,413,153	—	5,889,678
Amortization	—	1,279,283	4,757,655	—	6,036,938
Impairment		106,726,035	15,912,892		122,638,927
Intercompany administrative fee	—	(6,565,150)	6,565,150	—	—
Equity in earnings of subsidiaries	132,083,504	(5,293,438)	—	(126,790,066)	—

	132,083,504	188,864,180	65,508,968	(125,828,818)	260,627,834

INCOME (LOSS) FROM OPERATIONS	(132,083,504)	(115,491,479)	8,321,890	126,790,066	(112,463,027)

OTHER EXPENSES (INCOME):
Interest expense	2,082,725	28,744,848	295	—	30,827,868
Interest income	—	1,367	(15,843)	—	(14,476)

	2,082,725	28,746,215	(15,548)	—	30,813,392

INCOME (LOSS) BEFORE INCOME TAXES AND REORGANIZATION ITEMS	(134,166,229)	(144,237,694)	8,337,438	126,790,066	(143,276,419)
REORGANIZATION ITEMS*	—	20,613,810	—	—	20,613,810

INCOME (LOSS) BEFORE INCOME TAXES	(134,166,229)	(164,851,504)	8,337,438	126,790,066	(163,890,229)
INCOME TAX EXPENSE (BENEFIT)	(104,000)	(32,768,000)	3,044,000	—	(29,828,000)

NET INCOME (LOSS)	$(134,062,229)	$(132,083,504)	$5,293,438	$126,790,066	$(134,062,229)

NBC ACQUISITION CORP. AND SUBSIDIARY

(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010

	NBC Acquisition Corp.	Nebraska Book Company, Inc.	Subsidiary Guarantors	Eliminations	Consolidated Totals
REVENUES, net of returns	$—	$239,235,201	$204,179,319	$(28,993,819)	$414,420,701
COST OF SALES (exclusive of depreciation shown below)	—	153,007,110	130,681,323	(29,784,575)	253,903,858

Gross profit	—	86,228,091	73,497,996	790,756	160,516,843

OPERATING EXPENSES (INCOME):
Selling, general and administrative	—	85,789,255	37,928,178	790,756	124,508,189
Depreciation	—	5,064,620	1,380,029	—	6,444,649
Amortization	—	1,758,504	4,798,445	—	6,556,949
Intercompany administrative fee	—	(6,514,173)	6,514,173	—	—
Equity in earnings of subsidiaries	4,778,597	(12,467,552)	—	7,688,955	—

	4,778,597	73,630,654	50,620,825	8,479,711	137,509,787

INCOME FROM OPERATIONS	(4,778,597)	12,597,437	22,877,171	(7,688,955)	23,007,056

OTHER EXPENSES (INCOME):
Interest expense	6,573,052	31,931,384	39	—	38,504,475
Interest income	—	(53,350)	(86,420)	—	(139,770)

	6,573,052	31,878,034	(86,381)	—	38,364,705

INCOME (LOSS) BEFORE INCOME TAXES	(11,351,649)	(19,280,597)	22,963,552	(7,688,955)	(15,357,649)
INCOME TAX EXPENSE (BENEFIT)	1,165,000	(14,502,000)	10,496,000	—	(2,841,000)

NET INCOME (LOSS)	$(12,516,649)	$(4,778,597)	$12,467,552	$(7,688,955)	$(12,516,649)

NBC ACQUISITION CORP. AND SUBSIDIARY

(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011

	NBC Acquisition Corp.	Nebraska Book Company, Inc.	Subsidiary Guarantors	Eliminations	Consolidated Totals
CASH FLOWS FROM OPERATING ACTIVITIES	$104,000	$(115,384,074)	$4,186,008	$—	$(111,094,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(3,927,865)	(1,315,642)	28,730	(5,214,777)
Acquisitions, net of cash acquired	—	(444,932)	(711,042)	—	(1,155,974)
Proceeds from sale of property and equipment	—	22,016	87,684	(28,730)	80,970
Software development costs	—	(1,624,047)	—	—	(1,624,047)

Net cash flows from investing activities	—	(5,974,828)	(1,939,000)	—	(7,913,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	123,750,000	—	—	123,750,000
Payment of financing costs	—	(7,417,729)	—	—	(7,417,729)
Principal payments on long-term debt	—	(14,535)	—	—	(14,535)
Principal payments on capital lease obligations	—	(443,464)	—	—	(443,464)
Borrowings under revolving credit facility	—	31,800,000	—	—	31,800,000
Payments under revolving credit facility	—	(31,800,000)	—	—	(31,800,000)
Change in due from subsidiary	(104,000)	104,000	—	—	—

Net cash flows from financing activities	(104,000)	115,978,272	—	—	115,874,272

NET INCREASE (DECREASE) IN CASH	—	(5,380,630)	2,247,008	—	(3,133,622)
CASH, Beginning of period	—	49,526,530	6,920,850	—	56,447,380

CASH, End of period	$—	$44,145,900	$9,167,858	$—	$53,313,758

NBC ACQUISITION CORP. AND SUBSIDIARY

(DEBTOR IN POSSESSION AS OF JUNE 27, 2011)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010

	$0000000000	$0000000000	$0000000000	$0000000000	$0000000000
	NBC Acquisition Corp.	Nebraska Book Company, Inc.	Subsidiary Guarantors	Eliminations	Consolidated Totals
CASH FLOWS FROM OPERATING ACTIVITIES	$(1,165,000)	$(50,446,471)	$8,831,872	$—	$(42,779,599)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	—	(3,152,137)	(1,820,688)	7,115	(4,965,710)

Acquisitions, net of cash acquired		(5,619,270)	(3,698,543)	—	(9,317,813)

Proceeds from sale of property and equipment	—	18,158	10,665	(7,115)	21,708

Software development costs	—	(916,314)	—	—	(916,314)

Net cash flows from investing activities	—	(9,669,563)	(5,508,566)	—	(15,178,129)

CASH FLOWS FROM FINANCING ACTIVITIES:

Contributed capital	—	(42)	—	—	(42)

Payment of financing costs	—	(66,660)	—	—	(66,660)

Principal payments on long-term debt	—	(40,250)	—	—	(40,250)

Principal payments on capital lease obligations	—	(680,723)	—	—	(680,723)

Borrowings under revolving credit facility	—	43,700,000	—	—	43,700,000

Payments under revolving credit facility	—	(28,200,000)		—	(28,200,000)

Change in due from subsidiary	1,165,000	(1,165,000)	—	—	—

Net cash flows from financing activities	1,165,000	13,547,325	—	—	14,712,325

NET INCREASE (DECREASE) IN CASH	—	(46,568,709)	3,323,306	—	(43,245,403)

CASH, Beginning of period	—	55,410,821	5,561,804	—	60,972,625

CASH, End of period	$—	$8,842,112	$8,885,110	$—	$17,727,222

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reorganization under Chapter 11 of the U.S. Bankruptcy Code

On the Petition Date, we filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code in the Court. The Chapter 11 Proceedings are being jointly administered as Case No. 11-12005 under the caption “In re Nebraska Book Company Inc., et al.” We continue to operate our business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

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

Chapter 11 Financing

We are currently funding post-petition operations under a $200.0 million DIP Credit Agreement, consisting of a $125.0 million DIP Term Loan Facility issued at a discount of $1.2 million and a $75.0 million DIP Revolving Facility. For additional details related to the DIP Credit Agreement see Note 6 to the condensed consolidated financial statements.

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

The Amended Plan calls for the issuance of (i) new senior secured notes, (ii) new senior unsecured notes, (iii) new common equity interests in us in an amount equal to 78% of the Company to the holders of the Pre-Petition Senior Subordinated Notes, and (iv) new common equity interests in us in an amount equal to 22% of the Company to the holders of the Pre-Petition Senior Discount Notes. The Amended Plan allows for the issuance of pro rata share of new warrants to holders of our existing equity securities to purchase up to three percent or five percent of new common equity interests in us exercisable at certain strike prices as outlined in the Amended Plan. We continue to have ongoing discussions and negotiations with the noteholders supporting our Amended Plan and other stakeholders. In addition, we are continuing to address objections received to the Amended Plan. Discussions with these parties will likely continue until a plan of reorganization is approved by the Bankruptcy Court. Such discussions and negotiations may lead to substantial revisions and amendments to the terms of the Amended Plan and resubmission of such plan to the Bankruptcy Court. The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation and consummation of a plan of reorganization.

On the Petition Date, we, our parent company NBC Holdings, Corp. and the subsidiaries of NBC entered into the Support Agreement, pursuant to which the participating holders have agreed, among other things, to support the restructuring to be effected pursuant to the Chapter 11 Proceedings.

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

Challenges and Expectations

We expect that we will continue to face challenges and opportunities similar to those which we have faced in the recent past and, in addition, new and different challenges and opportunities. We have experienced, and we believe we will continue to experience, increasing competition from alternative sources of textbooks, including renting of textbooks from both online and local campus marketplace competitors and alternative media, increasing competition for the supply of used textbooks from other companies, including other textbook wholesalers and from student-to-student transactions, competition for contract-management opportunities and other challenges. These factors, among others, have contributed to declines in our same-store sales over the last several back-to-school periods, primarily for our off-campus bookstore locations. These declines have, in turn, negatively impacted EBITDA and Adjusted EBITDA. While we believe that our plans for future changes in operations will increase our off-campus bookstore competitiveness, there can be no assurance that our expectations will be realized or that EBITDA or Adjusted EBITDA will improve as a result of those plans.

We believe that there continues to be attractive opportunities related to contract-management of bookstores, although we may not be successful in competing for contracts to manage additional institutional bookstores. We expect that our capital expenditures will remain modest for a company of our size. Finally, we are uncertain what impact the current economy might have on our business.

Overview

Revenue Results. Consolidated revenues for the quarter ended December 31, 2011 increased $7.2 million, or 10.4%, from the quarter ended December 31, 2010. The increase was primarily due to an increase in same-store sales in the Bookstore Division as a result of a $13.2 million increase in textbook rental revenue, which were partially offset by decreased new and used textbook sales revenues.

Adjusted EBITDA Results. Consolidated Adjusted EBITDA for the quarter ended December 31, 2011 increased $4.6 million, or 51.6%, from the quarter ended December 31, 2010 primarily due to higher revenues and gross profit. EBITDA and Adjusted EBITDA are considered non-GAAP measures, and therefore you should refer to the more detailed explanation of the measures that is provided later in this Item 2.

EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Adjusted EBITDA is EBITDA adjusted for impairment and reorganization items. There were no impairments or reorganization items for the quarter or nine months ended December 31, 2010; therefore, Adjusted EBITDA equals EBITDA for those periods. As we are highly-leveraged and as our equity is not publicly-traded, management believes that the non-GAAP measures, EBITDA and Adjusted EBITDA, are useful in evaluating our results and provide additional information for determining our ability to meet debt service requirements. That belief is driven by the consistent use of the measures in the computations used to establish the value of our equity over the past 15 years and the fact that our debt covenants also use the measures, as further described later in this Item 2, to measure and monitor our financial results. Due to the importance of EBITDA and Adjusted EBITDA to our equity and debt holders, our chief operating decision makers and other members of management use EBITDA and Adjusted EBITDA to measure our overall performance, to assist in resource allocation decision-making, to develop our budget goals, to determine incentive compensation goals and payments, and to manage other expenditures among other uses.

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

Subsequent Events. On January 17, 2012, we received Court authorization to reject certain leases and ancillary contracts effective February 29, 2012, including leases for the following off-campus bookstores: GotUsed Bookstore in Pittsburgh, Pennsylvania; The College Store in Akron, Ohio; Spirit Shop in Lubbock, Texas; Traditions Bookstore – Woodstone in College Station, Texas; Chattanooga Books in Chattanooga, Tennessee; Madison Textbooks in Madison, Wisconsin; and Florida Book Store Volume III in Gainesville, Florida. Estimated damage costs associated with these rejected leases approximates $0.4 million. In addition to rejecting these leases, we will continue to evaluate the performance of approximately forty additional off-campus bookstore locations through April 30, 2012, at which time we will either assume or reject those off-campus leases.

The note receivable from stockholder reflected as a component of stockholders’ equity pertains to the remaining balance of a note obtained from an NBC executive officer in conjunction with the issuance of shares of our common stock in January 1999. The note, which was due to mature January of 2013, has been paid in full subsequent to the quarter ended December 31, 2011.

Acquisitions. Our Bookstore Division continues to grow its number of bookstores through acquisitions of on-campus contract-managed bookstores and start-up locations. We established two start-up locations (one on-campus contract-managed bookstore and one off-campus store), acquired four bookstore locations (all of which are on-campus contract-managed bookstores) and closed three locations (one on-campus contract-managed bookstore and two off-campus bookstores) during the quarter ended December 31, 2011. We believe there are attractive opportunities for us to continue to expand our chain of bookstores across the country.

Quarter Ended December 31, 2011 Compared With Quarter Ended December 31, 2010.

Revenues. Revenues for the quarters ended December 31, 2011 and 2010 and the corresponding change in revenues were as follows:

			Change
	2011	2010	Amount	Percentage
Bookstore Division	$48,489,658	$40,373,778	$8,115,880	20.1%
Textbook Division	31,698,448	32,018,162	(319,714)	(1.0)%
Complementary Services Division	7,083,026	8,588,978	(1,505,952)	(17.5)%
Intercompany Eliminations	(10,828,003)	(11,751,528)	923,525	(7.9)%

	$76,443,129	$69,229,390	$7,213,739	10.4%

For the quarter ended December 31, 2011, Bookstore Division revenues increased $8.1 million, or 20.1%, from the quarter ended December 31, 2010. The increase in Bookstore Division revenues was primarily attributable to the recognition of deferred rental revenue and to additional revenue from new bookstores, which were partially offset by a decrease in revenues as a result of certain store closings. We have added thirty-eight bookstore locations through acquisitions or start-ups since April 1, 2010. The new bookstores provided an additional $1.7 million of revenue for the quarter ended December 31, 2011. Same-store sales for the quarter ended December 31, 2011 increased $7.0 million, or 18.4%, (off-campus same-store sales increased $5.2 million, or 22.8%, and on-campus same-store sales increased $1.8 million, or 12.0%) from the quarter ended December 31, 2010. Same-store sales increases were primarily due to a $13.2 million increase in new and used textbook rental revenues, which were partially offset by decreased new and used textbook sales revenues. Same-store sales would have been down 15.7% (off-campus bookstores 18.6% and on-campus bookstores 11.4%), excluding the recognition of deferred rental revenue. We define same-store sales for the quarter ended December 31, 2011 as sales, including internet sales, from any store, even if expanded or relocated, that we have operated since the start of fiscal year 2011. Revenues declined $0.6 million for the quarter ended December 31, 2011 as a result of twenty-one store closings since April 1, 2010.

For the quarter ended December 31, 2011, Textbook Division revenues decreased $0.3 million from the quarter ended December 31, 2010 primarily due to an increase in returns. Complementary Services Division revenues decreased $1.5 million, or 17.5%, from the quarter ended December 31, 2010, primarily due to a $1.3 million decrease in revenues in our systems business due to decreased hardware and software sales as a result of a decrease in customer upgrades and to a $0.8 million decrease in revenues from our distance education business primarily as a result of a decrease in the number of schools served. Intercompany eliminations decreased $0.9 million primarily as a result of a decrease in intercompany revenues in our systems business in the Complementary Services Division.

Gross profit. Gross profit for the quarter ended December 31, 2011 increased $1.7 million, or 6.5%, to $29.3 million from $27.6 million for the quarter ended December 31, 2010. The increase in gross profit was primarily attributable to an increase in rental revenue in the Bookstore Division. The consolidated gross margin percentage decreased to 38.4% for the quarter ended December 31, 2011 from 39.8% for the quarter ended December 31, 2010. The decrease in our consolidated gross margin percentage is primarily attributable to a lower gross margin percentage for the Textbook Division.

Selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended December 31, 2011 decreased $2.8 million, or 7.8%, to $33.7 million from $36.5 million for the quarter ended December 31, 2010. Selling, general and administrative expenses as a percentage of revenues were 44.0% and 52.7% for the quarters ended December 31, 2011 and 2010, respectively. The decrease in selling, general and administrative expenses was primarily attributable to a $1.2 million decrease in professional fees, a $1.0 million decrease in personnel expenses and a $1.0 million decrease in shipping and commission expense related to sales on the internet involving third-party websites.

Earnings before interest, taxes, depreciation, amortization, and reorganization items (Adjusted EBITDA). Adjusted EBITDA for the quarters ended December 31, 2011 and 2010 and the corresponding change in Adjusted EBITDA were as follows:

			Change
	2011	2010	Amount	Percentage
Bookstore Division	$(5,867,008)	$(8,368,721)	$2,501,713	29.9%
Textbook Division	5,545,332	5,818,598	(273,266)	(4.7)%
Complementary Services Division	1,548,486	625,382	923,104	147.6%
Corporate Administration	(5,552,243)	(7,018,082)	1,465,839	20.9%

	$(4,325,433)	$(8,942,823)	$4,617,390	51.6%

Bookstore Division EBITDA loss decreased $2.5 million from the quarter ended December 31, 2010 primarily due to higher textbook rental revenues and gross profit, which includes recognition of $7.8 million of deferred rental textbook gross profit. The $0.3 million, or 4.7%, decrease in Textbook Division EBITDA from the quarter ended December 31, 2010, was primarily due to decreased revenues and gross margin percentage, which were partially offset by a decrease in selling, general and administrative expenses. Complementary Services Division EBITDA increased $0.9 million primarily due to increased gross profit and a decrease in selling, general and administrative expenses. Corporate Administration’s Adjusted EBITDA loss decreased $1.5 million from the quarter ended December 31, 2010, primarily due to a decrease in professional fees.

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

	Quarter Ended December 31,
	2011	2010
Net loss	$(18,691,818)	$(16,292,686)
Interest expense, net	8,645,901	12,797,759
Income tax benefit	(3,480,000)	(9,792,000)
Depreciation and amortization	3,853,162	4,344,104

EBITDA	(9,672,755)	(8,942,823)
Reorganization items	5,347,322	—

Adjusted EBITDA	(4,325,433)	(8,942,823)
Share-based compensation	8,544	8,973
Interest income	—	55,694
Reorganization items	(4,883,301)	—
Provision for losses on receivables	475,580	616,457
Cash paid for interest	(7,474,742)	(10,296,317)
Cash refunded for income taxes	(244,299)	(240,371)
Loss on disposal of assets	19,553	101,369
Changes in operating assets and liabilities, net of effect of acquisitions (1)	(46,671,247)	(72,552,134)

Net Cash Flows from Operating Activities	$(63,095,345)	$(91,249,152)

Net Cash Flows from Investing Activities	$(2,537,210)	$(2,554,530)

Net Cash Flows from Financing Activities	$(1,256,735)	$15,250,616

(1)	Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Reorganization items. Costs directly attributable to the Chapter 11 Proceedings were $5.3 million for the quarter ended December 31, 2011 and primarily are advisor fees related to the Chapter 11 Proceedings. Reorganization items include $1.1 million associated with modifications to the DIP Credit Agreement.

Interest expense, net. Interest expense, net for the quarter ended December 31, 2011 decreased $4.2 million to $8.6 million from $12.8 million for the quarter ended December 31, 2010, primarily due to a $5.9 million decrease in interest on the Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Discount Notes as a result of ceasing to pay and record interest at the Petition Date. This decrease was partially offset by a $2.6 million increase in interest for the DIP Term Loan Facility, which was issued subsequent to the Petition Date.

Income taxes. Income tax benefit for the quarter ended December 31, 2011 was $3.5 million compared to $9.8 million for the quarter ended December 31, 2010. Our effective tax rates for the quarters ended December 31, 2011 and 2010 were 15.6% and 37.5%, respectively. The effective tax rate for the quarter ended December 31, 2011 differs from the statutory federal tax rate primarily due to the impact of the portion of goodwill impairment that is attributable to non-deductible tax goodwill and bankruptcy costs. The effective tax rate for the quarter ended December 31, 2010 differs from the statutory federal tax rate primarily due to certain states taxing on a gross receipts methodology, increased interest expense which is not deductible in some states for state taxes, and the relatively low pre-tax income.

Nine Months Ended December 31, 2011 Compared With Nine Months Ended December 31, 2010.

Revenues. Revenues for the nine months ended December 31, 2011 and 2010 and the corresponding change in revenues were as follows:

			Change
	2011	2010	Amount	Percentage
Bookstore Division	$280,604,745	$308,604,806	$(28,000,061)	(9.1)%
Textbook Division	113,124,896	113,421,984	(297,088)	(0.3)%
Complementary Services Division	22,667,580	27,563,148	(4,895,568)	(17.8)%
Intercompany Eliminations	(34,157,672)	(35,169,237)	1,011,565	(2.9)%

	$382,239,549	$414,420,701	$(32,181,152)	(7.8)%

For the nine months ended December 31, 2011, Bookstore Division revenues decreased $28.0 million, or 9.1%, from the nine months ended December 31, 2010. The decrease in Bookstore Division revenues was attributable to a decrease in same-store sales and a decrease in revenues as a result of certain store closings, which were offset by additional revenues from new bookstores. Same-store sales for the nine months ended December 31, 2011 decreased $31.8 million, or 11.0%, (off-campus same-store sales decreased $27.7 million, or 16.6%, and on-campus same-store sales decreased $4.1 million, or 3.3%) from the nine months ended December 31, 2010. We define same-store sales for the nine months ended December 31, 2011 as sales from any store, even if expanded or relocated, that we have operated since the start of fiscal year 2011. In addition, revenues declined $4.1 million as a result of twenty-one store closings since April 1, 2010. We have added thirty-eight bookstore locations through acquisitions or start-ups since April 1, 2010. The new bookstores provided an additional $7.9 million of revenue for the nine months ended December 31, 2011.

For the nine months ended December 31, 2011, Textbook Division revenues decreased $0.3 million from the nine months ended December 31, 2010. A 5.8% decrease in units sold and an increase in returns was partially offset by a 6.5% increase in average price per book sold. Complementary Services Division revenues decreased $4.9 million, or 17.8%, from the nine months ended December 31, 2010 primarily due to a $3.8 million decrease in revenues in our distance education business primarily as a result of a decrease in number of schools served and to a $2.9 million decrease in revenues in our systems business due to decreased hardware and software sales as a result of a decrease in customer upgrades. These decreases in the Complementary Services Division revenues were offset by a $1.5 million increase in consulting services revenues. Intercompany eliminations for the nine months ended December 31, 2011 decreased $1.0 million, or 2.9%, from the nine months ended December 31, 2010 primarily as a result of a decrease in intercompany revenues in the systems business in the Complementary Services Division.

Gross profit. Gross profit for the nine months ended December 31, 2011 decreased $12.3 million, or 7.7%, to $148.2 million from $160.5 million for the nine months ended December 31, 2010. The decrease in gross profit was primarily attributable to a decrease in the Bookstore Division gross profit as a result of the aforementioned decrease in revenues. The consolidated gross margin percentage increased to 38.8% for the nine months ended December 31, 2011 from 38.7% for the nine months ended December 31, 2010. The increase in our consolidated gross margin percentage is primarily attributable to the overall change in business mix primarily due to a decrease in gross profit for our Bookstore Division. Due to the decrease in gross profit for our Bookstore Division, the Textbook Division gross profit contributes more to overall gross profit and has an overall higher gross margin percentage than the Bookstore Division; therefore, the change in mix of gross profit increased our gross margin percentage.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended December 31, 2011 increased $1.6 million, or 1.2%, to $126.1 million from $124.5 million for the nine months ended December 31, 2010. Selling, general and administrative expenses as a percentage of revenues were 33.0% and 30.0% for the nine months ended December 31, 2011 and 2010, respectively. The increase in selling, general and administrative expenses was primarily attributable to a $3.1 million increase in professional fees primarily related to $4.7 million in reorganization costs incurred prior to the Petition Date, which was offset by a $1.5 million decrease in general professional fees. In addition, selling, general and administrative expenses increased due to a $1.2 million increase in advertising costs. These increases in selling, general and administrative expenses were partially offset by a $1.4 million decrease in personnel expense.

Earnings before interest, taxes, depreciation, amortization, impairment and reorganization items (Adjusted EBITDA). EBITDA for the nine months ended December 31, 2011 and 2010 and the corresponding change in Adjusted EBITDA were as follows:

			Change
	2011	2010	Amount	Percentage
Bookstore Division	$7,211,136	$18,153,253	$(10,942,117)	(60.3)%
Textbook Division	29,325,258	30,180,524	(855,266)	(2.8)%
Complementary Services Division	2,821,265	2,394,576	426,689	17.8%
Corporate Administration	(17,255,143)	(14,719,699)	(2,535,444)	(17.2)%

	$22,102,516	$36,008,654	$(13,906,138)	(38.6)%

Bookstore Division Adjusted EBITDA for the nine months ended December 31, 2011 decreased $10.9 million from the nine months ended December 31, 2010, primarily due to lower revenues and gross profit. Textbook Division EBITDA decreased $0.9 million from the nine months ended December 31, 2010, primarily due to lower gross profit as a result of lower gross margin percentages. Complementary Services Division EBITDA increased $0.4 million primarily due to lower selling, general and administrative expenses, which were partially offset by decreased revenues. Corporate Administration’s Adjusted EBITDA loss increased $2.5 million from the nine months ended December 31, 2010, primarily due to an increase in professional fees related to our reorganization costs incurred prior to the Petition Date.

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

	Nine Months Ended December 31,
	2011	2010
Net loss	$(134,062,229)	$(12,516,649)
Interest expense, net	30,813,392	38,364,705
Income tax benefit	(29,828,000)	(2,841,000)
Depreciation and amortization	11,926,616	13,001,598

EBITDA	$(121,150,221)	$36,008,654
Impairment	122,638,927	—
Reorganization items	20,613,810	—

Adjusted EBITDA	$22,102,516	$36,008,654
Share-based compensation	26,004	438,810
Interest income	14,476	139,770
Reorganization items	(8,289,977)	—
Provision for losses on receivables	661,549	1,317,433
Cash paid for interest	(25,527,534)	(32,789,130)
Cash received for income taxes	296,899	1,328,208
Loss on disposal of assets	58,983	155,235
Changes in operating assets and liabilities, net of effect of acquisitions (1)	(100,436,982)	(49,378,579)

Net Cash Flows from Operating Activities	$(111,094,066)	$(42,779,599)

Net Cash Flows from Investing Activities	$(7,913,828)	$(15,178,129)

Net Cash Flows from Financing Activities	$115,874,272	$14,712,325

(1)	Changes in operating assets and liabilities, net of effect of acquisitions, include the changes in the balances of receivables, inventories, prepaid expenses and other current assets, other assets, accounts payable, accrued employee compensation and benefits, accrued incentives, accrued expenses, deferred revenue, and other long-term liabilities.

Impairment. As a result of underperformance of our Bookstore Division during the fall 2011 back-to-school period, we revised our financial projections of future periods during the quarter ended September 30, 2011. These revisions indicated a potential impairment of goodwill and, as such, the estimated fair value of our reporting units was assessed to determine if their book value exceeded their estimated fair value at September 30, 2011. As a result of this assessment, we determined that the book value of goodwill exceeded the estimated fair value in the Bookstore Division reporting unit and recognized a $121.8 million goodwill impairment charge during the nine months ended December 31, 2011. In addition, we performed a recoverability test and an impairment test for property, plant and equipment and the intangibles covenants not to compete and contract-managed relationships associated with underperforming bookstores. The results of undiscounted cash flow analysis indicated potential impairment. We compared carrying values to estimated fair values and recorded impairment charges during the nine months ended December 31, 2011 of $0.5 million for property, plant and equipment, $0.2 million for impairment of contract-managed relationships and $0.1 million for impairment of covenants not-to-compete.

Reorganization items. Costs directly attributable to the Chapter 11 Proceedings were $20.6 million for the nine months ended December 31, 2011 and primarily are advisor fees related to the Chapter 11 Proceedings.

Interest expense, net. Interest expense, net for the nine months ended December 31, 2011 decreased $7.6 million to $30.8 million from $38.4 million for the nine months ended December 31, 2010, primarily due to a $12.1 million decrease in interest on the Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Discount Notes as a result of ceasing to pay and record interest at the Petition Date. This decrease was partially offset by a $5.4 million increase in interest on the DIP Term Loan Facility, which was issued subsequent to the Petition Date.

Income taxes. Income tax benefit for the nine months ended December 31, 2011 was $29.8 million compared to $2.8 million for the nine months ended December 31, 2010. Our effective tax rates for the nine months ended December 31, 2011 and 2010 were 18.2% and 18.5%, respectively. The effective tax rate for the nine months ended December 31, 2011 differs from the statutory federal tax rate primarily due to the impact of the portion of goodwill impairment that is attributable to non-deductible tax goodwill. The effective tax rate for the nine months ended December 31, 2010 differs from the statutory federal tax rate primarily due to certain states taxing on a gross receipts methodology, increased interest expense which is not deductible in some states for state taxes, and the relatively low pre-tax income.

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

Revenue Recognition. We recognize revenue from Textbook Division sales at the time of shipment. We have established a program which, under certain conditions, enables our customers to return textbooks. We record reductions to revenue and costs of sales for the estimated impact of textbooks with return privileges which have yet to be returned to the Textbook Division. External customer returns for March 31, 2011, 2010 and 2009 were approximately 26.4%, 24.8%, and 22.9% of sales, respectively. Additional reductions to revenue and costs of sales may be required if the actual rate of returns exceeds the estimated rate of returns. Consistent with prior years, the estimated rate of returns is determined utilizing actual historical return experience. The accrual rate for customer returns at December 31, 2011 was 26.6% of Textbook Division gross external sales. Estimated product returns at March 31, 2011 and December 31, 2011 were $4.9 million and $7.4 million, respectively.

Revenue for textbook rentals is recognized over the rental period. During the quarter and nine months ended December 31, 2011, textbook rental revenue was $15.8 million and $28.5 million, respectively.

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

Inventory Valuation and Obsolescence. Inventories are stated at the lower of cost or market. The cost of used textbook inventories is determined using the weighted-average method. Over the rental period, we depreciate our rental textbooks down to the lower of cost or market. Our Bookstore Division uses the retail inventory method to determine cost for new textbook and non-textbook inventories. The cost of other inventories is determined on a first-in, first-out cost method. Consistent with prior years, we account for inventory obsolescence based upon assumptions about future demand and market conditions. At March 31, 2011 and December 31, 2011, used textbook inventory was subject to an obsolescence reserve of $2.4 million and $2.2 million, respectively. The obsolescence reserve at March 31, 2010 and 2009 was $2.3 million and $2.4 million, respectively. If actual future demand or market conditions are less favorable than those projected by us, inventory write-downs may be required. In determining inventory adjustments, we consider amounts of inventory on hand, projected demand, new editions, and industry factors.

Goodwill and Intangible Assets. Our acquisitions of college bookstores result in the application of the acquisition method of accounting as of the acquisition date. In certain circumstances, our management performs valuations where appropriate to determine the fair value of assets acquired and liabilities assumed. The goodwill in such transactions is determined by calculating the difference between the consideration transferred and the fair value of net assets acquired. We evaluate the impairment of the carrying value of our goodwill and identifiable intangibles in accordance with applicable accounting standards, including the Intangibles – Goodwill and Other and the Property, Plant and Equipment Topics of the FASB ASC. In accordance with such standards, we evaluate impairment on goodwill and certain identifiable intangibles annually at March 31 and evaluate impairment on all intangibles whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We are required to make certain assumptions and estimates regarding the fair value of intangible assets when assessing such assets for impairment. We evaluate goodwill at the reporting unit level and have identified our reportable segments, the Textbook Division, Bookstore Division and Complementary Services Division, as our reporting units. Our reporting units are determined based on the way management organizes the segments for making operating decisions and assessing performance. Management has organized our reporting segments based upon differences in products and services provided. The Bookstore Division and Textbook Division reporting units have been assigned goodwill and are thus required to be tested for impairment.

During the quarter ended September 30, 2011, we revised our financial projections of future periods for the Bookstore Division primarily as a result of underperformance in our off-campus bookstores during the fall 2011 back-to-school period. Underperformance in our off-campus bookstores was primarily due to increasing competition from alternative sources of textbooks, including renting of textbooks from both online and local campus marketplace competitors. These revisions indicated a potential impairment of goodwill and, as such, the estimated fair value of our reporting units was assessed to determine if their carrying value exceeded their estimated fair value at September 30, 2011. As a result of this assessment, we determined that the carrying value of goodwill exceeded the estimated fair value in the Bookstore Division reporting unit and recognized a $121.8 million goodwill impairment charge at September 30, 2011.

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

We determined in the first step of our goodwill impairment test conducted at September 30, 2011 that the carrying values of the Bookstore Division reporting unit exceeded their fair value, indicating that goodwill may be impaired. Having determined that goodwill may be impaired, we performed the second step of the goodwill impairment test for the Bookstore Division reporting unit which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As a result, we recorded an impairment charge of $121.8 million for the quarter ended September 30, 2011, which resulted in all goodwill in the Bookstore Division being written off. The fair value of the Textbook Division exceeded is carrying value by approximately 15.0% at September 30, 2011. We continue to monitor events and circumstances which may affect the fair value of the Textbook Division reporting unit, including current market conditions, and we believe that the reporting unit is still at risk of failing step one of the impairment test. No events or circumstances arose during the quarter ended December 31, 2011 which would have indicated that the carrying amount of goodwill was not recoverable and triggered step one of the goodwill impairment test.

The use of different assumptions, estimates, or judgments in either step of the goodwill impairment testing process could materially increase or decrease the fair value of the reporting unit and/or its net assets and, accordingly, could materially increase or decrease any related impairment charge. Our goodwill impairment charge, at September 30, 2011, may have been approximately $10.0 million less for the Bookstore Division if we had used a growth rate and discount rate that were increased or decreased by 50 basis points and revenue and Adjusted EBITDA multiples that were increased by 10%.

We are also required to make certain assumptions and estimates when assigning an initial value to covenants not to compete arising from bookstore acquisitions. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets. During the quarter ended September 30, 2011, we performed an impairment test for the finite lived intangibles covenants not to compete and contract-managed relationships in the Bookstore Division and determined, based on the results of an undiscounted cash flow analysis that impairment adjustments were necessary. We recorded impairment charges of $0.1 million and $0.2 million for impairment of covenant not to compete and contract-managed relationships, respectively, in the Bookstore Division at September 30, 2011.

The impairment test for intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The impairment evaluation for indefinite lived intangible assets, which for us is our tradename, is conducted at March 31 each year or, more frequently, if events or changes in circumstances indicate that an asset might be impaired. Significant judgments and assumptions inherent in this analysis include assumptions about appropriate long-term growth rates, royalty rates, discount rate, and cash flow forecasts. We conducted our annual assessment of indefinite lived intangibles in the fourth quarter of fiscal 2011 and again for the second quarter of fiscal 2012 and no impairment was indicated. The estimated fair value of the tradename exceeded its carrying value by over 15% at September 30, 2011.

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

Accrued Incentives. Our Textbook Division offers certain incentive programs to its customers that allow the participating customers the opportunity to earn rebates for used textbooks sold to the Textbook Division. The rebates can be redeemed in a number of ways, including to pay for freight charges on textbooks sold to the customer or to pay for certain products or services we offer through our Complementary Services Division. The customer can also use the rebates to pay for the cost of textbooks sold by the Textbook Division to the customer; however, a portion of the rebates earned by the customer are forfeited if the customer chooses to use rebates in this manner. If the customer fails to comply with the terms of the program, rebates earned during the year are forfeited. Significant judgment is required in estimating the expected level of forfeitures on rebates earned. Although we believe that our estimates of anticipated forfeitures, which have consistently been based upon historical experience, are reasonable, actual results could differ from these estimates resulting in an ultimate redemption of rebates which differs from that which is reflected in accrued incentives in the condensed consolidated financial statements. For the past three fiscal years, actual forfeitures have ranged between 6.4% and 17.9% of rebates earned within those years. After adjusting for estimated forfeitures, rebates earned are accrued at a rate of approximately 13.5% of the dollar value of eligible textbooks purchased by the Textbook Division. Accrued incentives at March 31, 2011 and December 31, 2011 were $5.8 million and $5.1 million, respectively, including estimated forfeitures, however, if we accrued for rebates earned and unused as of March 31, 2011 and December 31, 2011, assuming no forfeitures, our accrued incentives would have been $6.5 million and $5.7 million, respectively.

Income Taxes. We account for income taxes by recording taxes payable or refundable for the current fiscal year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our condensed consolidated financial statements or the consolidated income tax returns. Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets, and deferred tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the consolidated income tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be different from that which is reflected in the condensed consolidated financial statements. At December 31, 2011, we have not provided for any effects of the bankruptcy reorganization efforts in our analysis of the realization of deferred tax assets. Any impacts on deferred tax assets as a result of our reorganization will be reflected in the consolidated financial statements at the time of emergence from bankruptcy.

LIQUIDITY AND CAPITAL RESOURCES

Financing Activities

Following our chapter 11 filing on June 27, 2011, our primary liquidity requirements are for debt service, working capital, income tax payments, capital expenditures and certain contract-managed acquisitions. We have historically funded these requirements primarily through internally generated cash flows and funds borrowed under our revolving credit facility. At December 31, 2011, our total indebtedness was $578.4 million, consisting of $200.0 million of Pre-Petition Senior Secured Notes (included in liabilities subject to compromise), $175.0 million of Pre-Petition Senior Subordinated Notes (included in liabilities subject to compromise), $77.0 million of Pre-Petition Senior Discount Notes (included in liabilities subject to compromise), $125.0 million DIP Term Loan Facility issued with original issue discount of $1.2 million with unamortized bond discount of $0.6 million, $0.2 million of other indebtedness and $1.8 million of capital lease obligations (included in liabilities subject to compromise).

Effective December 28, 2011, the DIP Credit Agreement was amended to change the applicable margin with respect to term loans to 6.5% in the case of base rate loans and 7.5% in the case of Eurodollar loans. The applicable margin with respect to revolving credit loans was also amended to 4.0% in the case of base rate loans and to 5.0% in the case of Eurodollar loans. In addition, the fee paid on the amount committed to the revolving facility was amended to 0.75%. Finally, the minimum liquidity and cumulative consolidated EBITDA tests were amended, including a waiver of compliance with the cumulative consolidated EBITDA test for the period ending November 30, 2011.

See note 6 of the notes to our condensed consolidated financial statements for further information regarding the DIP Credit Agreement.

Principal and interest payments under the DIP Term Loan Facility, DIP Revolving Facility, the Pre-Petition Senior Secured Notes, the Pre-Petition Senior Subordinated Notes, and the Pre-Petition Senior Discount Notes represent significant liquidity requirements for us. Effective June 27, 2011, we ceased recording interest expense on outstanding pre-petition debt instruments classified as liabilities subject to compromise including the Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Discount Notes. Interest payments on the Pre-Petition Senior Secured Notes (not subject to compromise) and the DIP Term Loan Facility will be paid monthly while under the protections of chapter 11 of the Bankruptcy Code.

Investing Cash Flows

Our capital expenditures were $5.2 million and $5.0 million for the nine months ended December 31, 2011 and 2010, respectively. Capital expenditures consist primarily of leasehold improvements and furnishings for new bookstores, bookstore renovations, computer upgrades and warehouse improvements. We expect capital expenditures to be between $6.5 million and $7.5 million for fiscal year 2012.

Business acquisition and contract-management renewal expenditures were $1.2 million and $9.3 million for the nine months ended December 31, 2011 and 2010, respectively. During the nine months ended December 31, 2011, twelve bookstore locations were acquired in five separate transactions (all of which were contract-managed locations). During the nine months ended December 31, 2010, nineteen bookstore locations were acquired in fifteen separate transactions (thirteen of which were contract-managed locations). Our ability to make acquisition expenditures is subject to certain restrictions under the DIP Credit Agreement and we expect to have similar restrictions under financing obtained upon emergence from the Chapter 11 Proceedings.

During the nine months ended December 31, 2011 and 2010, we capitalized $1.6 million and $0.9 million, respectively, in software development costs associated with new software products and enhancements to existing software products.

Operating Cash Flows

Our principal sources of cash to fund our future operating liquidity needs will be cash from operating activities and borrowings under the DIP Revolving Facility and DIP Term Loan Facility. Usage of the DIP Revolving Facility to meet our liquidity needs may fluctuate throughout the fiscal year due to our distinct buying and selling periods, increasing substantially in July/August and December for purchases of new textbooks and general merchandise due to tightening of vendor credit terms and at the end of each college semester (May and December) for purchases of used textbooks. Net cash flows used by operating activities for the nine months ended December 31, 2011 were $111.1 million, up $68.3 million from $42.8 million for the nine months ended December 31, 2010. The increase in cash used by operating activities is primarily due to an increase in cash paid for inventory and merchandise due to tightening of creditor terms, an increase in cash paid for professional fees related to our reorganization and lower operating results. These increases in cash used were partially offset by a decrease in cash paid for interest primarily due to ceasing to pay interest on the Pre-Petition Senior Subordinated Notes and Pre-Petition Senior Discount Notes as a result of the Chapter 11 Proceedings.

As of December 31, 2011, we had $53.3 million in cash available to help fund working capital requirements. At certain times of the year, we also invest in cash equivalents. At December 31, 2011, we did not hold any investments in cash equivalents. Any investments in cash equivalents are subject to restrictions under the DIP Credit Agreement. The DIP Credit Agreement allows investments in (1) certain short-term securities issued by, or unconditionally guaranteed by, the federal government, (2) certain short-term deposits in banks that have combined capital and surplus of not less than $500 million, (3) certain short-term commercial paper of issuers rated at least A-1 by Standard & Poor’s or P-1 by Moody’s, (4) certain money market funds which invest exclusively in assets otherwise allowable by the DIP Credit Agreement and (5) certain other similar short-term investments. We expect to have similar restrictions under financing obtained upon emergence from the Chapter 11 Proceedings. Although we invest in compliance with our credit agreement and generally seek to minimize the risk associated with investments by investing in investment grade, highly liquid securities, we cannot give assurances that the cash equivalents that are in or will be selected to be in our investment portfolio will not lose value or become impaired in the future.

Covenant Restrictions

We have a substantial level of indebtedness. Our debt agreements impose significant financial restrictions, which could prevent us from incurring additional indebtedness and taking certain other actions and could result in all amounts outstanding being declared due and payable if we are not in compliance with such restrictions. Access to borrowings under the DIP Revolving Facility is subject to the calculation of a borrowing base, which is a function of eligible accounts receivable and inventory, up to the maximum borrowing limit (less outstanding letters of credit). The DIP Credit Agreement restricts our ability and the ability of certain of our subsidiaries to incur additional indebtedness, dispose of assets, make capital expenditures, investments, acquisitions, loans or advances and pay dividends, except that, among other things, NBC may pay dividends to us to pay corporate overhead expenses not to exceed $250,000 per fiscal year and any taxes we owe. The DIP Revolving Facility allows for revolving credit commitments up to $75.0 million (less outstanding letters of credit and subject to a borrowing base). The calculated borrowing base as of December 31, 2011 was $75.0 million, of which $4.1 million was outstanding under letters of credit and $70.9 million was unused.

Under the DIP Credit Agreement, we are required to maintain a minimum liquidity and a minimum cumulative consolidated EBITDA, which requires liquidity and the Credit Facility EBITDA to be at least equal to certain amounts set forth in the DIP Credit Agreement. As a result of not meeting the November cumulative consolidated EBITDA test, the DIP Credit Agreement was amended, effective December 28, 2011, to waive the November 30, 2011 cumulative consolidated EBITDA test, to increase the minimum liquidity and to change the cumulative consolidated EBITDA test. At December 31, 2011 our liquidity calculated under the DIP Credit Agreement was $124.2 million and Credit Facility EBITDA was $33.8 million.

As of December 31, 2011, we were in compliance with all of our debt covenants under the DIP Credit Agreement, however, due to the commencement of the Chapter 11 Proceedings, substantially all of our pre-petition debt is in default including $200.0 million principal amount due under the Pre-Petition Senior Secured Notes, $175.0 million principal amount due under the Pre-Petition Senior Subordinated Notes and $77.0 million principal amount due under the Pre-Petition Senior Discount Notes.

Our debt covenants use Credit Facility EBITDA in the minimum cumulative consolidated EBITDA calculation mentioned above. For a discussion of EBITDA, Adjusted EBITDA and Credit Facility EBITDA, see “Adjusted EBITDA Results” earlier in this Item 2 and for a presentation reconciling EBITDA and Adjusted EBITDA to net cash flows from operating activities, which we believe to be the closest GAAP liquidity measure, see “Quarter Ended December 31, 2011 Compared With Quarter Ended December 31, 2010” and “Nine Months Ended December 31, 2011 Compared With Nine Months Ended December 31, 2011” earlier in this Item 2.

Sources of and Needs for Capital

We are currently funding post-petition operations with the DIP Credit Agreement, which consists of a $125.0 million DIP Term Loan Facility and a $75.0 million DIP Revolving Facility. Borrowings under the DIP Credit Agreement may be used to finance working capital purposes, including without limitation, for the payment of fees and expenses incurred in connection with entering into the DIP Credit Agreement, the Chapter 11 Proceedings and the repayment of loans outstanding under the Pre-Petition ABL Credit Agreement.

Liquidity after Chapter 11 Bankruptcy Filing

We have incurred and expect to continue to incur significant costs associated with the Chapter 11 Proceedings and our reorganization. Following the commencement of the Chapter 11 Proceedings, our most significant sources of liquidity are funds generated by borrowings under the DIP Credit Agreement and cash generated by operating activities. Our working capital requirements fluctuate throughout the fiscal year, increasing substantially in July/August and December for purchases of new textbooks and general merchandise due to tightening of vendor credit terms and in May and December as a result of the used textbook buying periods. In addition to standard financial covenants and events of default, the DIP Credit Agreement provides for events of default specific to the Chapter 11 Proceedings, including, among others, defaults arising from our failure to maintain certain financial covenants including a minimum liquidity and cumulative consolidated EBITDA or our failure to obtain Court approval for a plan of reorganization acceptable to our lenders. The occurrence of an event of default under the DIP Credit Agreement would give our lenders the right to terminate their lending commitments and exercise other remedies available to them under the DIP Credit Agreement.

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

We and NBC Holdings Corp., our parent, have separate understandings that (a) with respect to each option granted by NBC Holdings Corp., pursuant to its 2004 Stock Option Plan, we have granted, and will continue to grant, an option to purchase an equivalent number of shares of our common stock at the same exercise price to NBC Holdings Corp. and (b) with respect to each share of capital stock issued by NBC Holdings Corp., pursuant to its 2005 Restricted Stock Plan, we have issued, and will continue to issue, an equivalent number of shares of our common stock at the same purchase price per share to NBC Holdings Corp.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Accounting Standards Not Yet Adopted

In September 2011, the FASB issued Update 2011-08. Update 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. Update 2011-08 becomes effective for us in fiscal year 2013. Management has determined that the update will not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued Update 2011-05. Update 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update 2011-12 (“Update 2011-12”) which defers certain requirements within Update 2011-05. These amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. Update 2011-05 becomes effective for us in fiscal year 2013 and should be applied retrospectively. Early adoption is permitted. Management has determined that the update will not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued Update 2011-04. Update 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. Update 2011-04 also expands the disclosure for fair value measurements that are estimated using significant unobservable (level 3) inputs. This new guidance is to be applied prospectively. We expect to apply this standard on a prospective basis beginning January 1, 2012. Management has determined that the update will not have a material impact on the consolidated financial statements.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q made by us which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties. Accordingly, undue reliance should not be placed on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made and qualifies all of its forward-looking statements by these cautionary statements.

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

•

our ability to maintain adequate liquidity to fund our operations during the Chapter 11 Proceedings and to fund a plan of reorganization and thereafter, including obtaining sufficient “exit” financing; maintaining current terms with our vendors and service providers during the Chapter 11 Proceedings and complying with the covenants and other terms of our financing agreements;

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

The risks and uncertainties and the terms of any reorganization plan ultimately confirmed can affect the value of our various pre-petition liabilities, common stock and/or other securities. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Proceedings to each of these constituencies. A plan of reorganization could result in holders of our liabilities and/or securities receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. Accordingly, we urge that caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

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

We may invest in certain cash equivalents from time to time allowed by the DIP Credit Agreement. At December 31, 2011, we did not hold any investments in cash equivalents.

Due to the short-term nature of the DIP Term Loan Facility, the estimated fair value was considered to approximate the carrying value at December 31, 2011. The interest rate as of December 31, 2011 was 8.75%.

Certain quantitative market risk disclosures have changed since March 31, 2011 as a result of filing for bankruptcy under chapter 11 of the Bankruptcy Code, market fluctuations, movement in interest rates and principal payments. The fair value of our short-term debt approximates carrying value due to its short-term nature. We are unable to estimate the fair value of our long-term debt that is subject to compromise at December 31, 2011 due to the uncertainties associated with the Chapter 11 Proceedings. The table below presents summarized market risk information for our fixed rate long-term debt not subject to compromise.

	December 31, 2011	March 31, 2011
Carrying Values:
DIP Term Loan Facility	$124,380,110	$—

Fixed rate debt—not subject to compromise	169,018	183,553
Fixed rate debt—subject to compromise	453,853,719	453,934,315

Fair Values:
DIP Term Loan Facility	$124,380,110	$—

Fixed rate debt—not subject to compromise	181,900	195,000
Fixed rate debt—subject to compromise	*	377,270,000

Overall Weighted-Average Interest Rates:
Fixed rate debt—not subject to compromise	10.75%	10.75%

*	We are unable to estimate the fair value of our long-term debt that is subject to compromise at December 31, 2011 due to the uncertainties associated with the Chapter 11 Proceedings.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. This evaluation was performed to determine if our disclosure controls and procedures were effective, in that they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, including ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 17, 2011 we filed a joint plan of reorganization and related disclosure statement with the court. On August 22, 2011, we filed with the Court a first amended disclosure statement which contained a proposed first amended plan of reorganization (the “Amended Plan”). The Amended Plan calls for the issuance of (i) new senior secured notes, (ii) new senior unsecured notes, (iii) new common equity interests in us in an amount equal to 78% of the Company to the holders of the Pre-Petition Senior Subordinated Notes, and (iv) new common equity interests in us in an amount equal to 22% of the Company to the holders of the Pre-Petition Senior Discount Notes. The Amended Plan allows for the issuance of pro rata share of new warrants to holders of our existing equity securities to purchase up to three percent or five percent of new common equity interests in us exercisable at certain strike prices as outlined in the Amended Plan. We continue to have ongoing discussions and negotiations with the noteholders supporting our Amended Plan and other stakeholders. In addition, we are continuing to address objections received to the Amended Plan. Discussions with these parties will likely continue until a plan of reorganization is approved by the Bankruptcy Court. Such discussions and negotiations may lead to substantial revisions and amendments to the terms of the Amended Plan and resubmission of such plan to the Bankruptcy Court. The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation and consummation of a plan of reorganization.

There have been no other material changes in our legal proceedings during the quarter ended December 31, 2011 as described in our Annual Report on Form 10-K Part I, Item 3, “Legal Proceedings” for the year ended March 31, 2011, as filed with the Securities and Exchange Commission on July 14, 2011, or as described in our Quarterly Report on Form 10-Q Part II, Item 1, “Legal Proceedings” for the period ended September 30, 2011, as filed with the Securities and Exchange Commission on November 18, 2011.

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

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2012.

NBC ACQUISITION CORP.

/s/ Mark W. Oppegard
Mark W. Oppegard
Chief Executive Officer, Secretary and Director
(principal executive officer)

/s/ Alexi A. Wellman
Alexi A. Wellman
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase